Form 10-Q
period 2017-12-31
GigCapital, Inc.
filed 2018-02-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38320

GIGCAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4838205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2479 E. Bayshore Rd., Suite 200 Palo Alto, CA 94303	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 204 – 1886

3000 El Camino Real

Building 4, Suite 232

Palo Alto, CA 94306

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒		Smaller reporting company	☐
		(Do not check if a smaller reporting company)	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of December 31, 2017, there were 16,583,250 shares of the Company’s common stock issued and outstanding.

GIGCAPITAL, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

GIGCAPITAL, INC.

Condensed Balance Sheet

(Unaudited)

December 31, 2017
ASSETS
Current assets
Cash	$1,708,262
Restricted cash	71,640
Prepaid expenses	152,417
Total current assets	1,932,319
Cash and marketable securities held in Trust Account	125,047,784
TOTAL ASSETS	$126,980,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$166,303
Other current liabilities	83,227
Total current liabilities	249,530
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 12,477,407 shares at a redemption value of $10.00 per share	121,730,571
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,105,843 shares issued and outstanding (excluding 12,477,407 shares subject to possible redemption)	411
Additional paid-in capital	5,145,519
Accumulated deficit	(145,928)
Total stockholders’ equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,980,103

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statement of Operations

(Unaudited)

Period from October 9, 2017 (Date of Inception) through December 31, 2017
Revenues	$—
General and administrative expenses	182,125
Loss from operations	(182,125)
Other income
Interest income on marketable securities held in Trust Account	47,784
Loss before provision for income taxes	(134,341)
Provision for income taxes	(11,587)
Net loss	$(145,928)
Weighted-average common shares outstanding, basic and diluted	4,062,738
Net loss per share common share, basic and diluted	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statement of Cash Flows

(Unaudited)

Period from October 9, 2017 (Date of Inception) through December 31, 2017
Operating Activities
Net loss	$(145,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(47,784)
Change in operating assets and liabilities:
Prepaid expenses	(152,417)
Accounts payable	3,009
Other current liabilities	83,227
Net cash used in operating activities	(259,893)
Investing Activities
Restricted cash	(71,640)
Investment of cash in Trust Account	(125,000,000)
Net cash used in investing activities	(125,071,640)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Placement Units	4,895,000
Proceeds from the sale of Founder Shares	25,000
Promissory notes from related parties	50,536
Repayment of promissory notes from related parties	(50,536)
Payment of deferred offering costs	(380,205)
Net cash provided by financing activities	127,039,795
Net change in cash and cash equivalents	1,708,262
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,708,262

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital, Inc. (the “Company”) was incorporated in Delaware on October 9, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2017, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through December 31, 2017 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

On December 7, 2017, the initial registration statement on Form S-1, as amended, filed in connection with the Offering was declared effective. On December 8, 2017, a subsequent registration statement on Form S-1 filed by the Company pursuant to Section 462(b) of the Securities Act, and also in connection with the Offering, was declared effective. The Company entered into an underwriting agreement on December 7, 2017 to conduct the Offering, the initial closing of which was consummated on December 12, 2017 with the delivery of 12,500,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $125,000,000.

Simultaneously with the initial closing of the Offering, the Company consummated the initial closing of a private placement sale (the “Private Placement”) of 489,500 units (the “Private Placement Units”), at a price of $10.00 per unit, to the Company’s sponsor, GigAcquisitions, LLC, a Delaware limited liability company (the “Sponsor”) and three additional investors (together with the Sponsor, the “Founders”). The Private Placement Units consisted of the securities described in Note 4. The initial closing of the Private Placement generated gross proceeds of $4,895,000.

Following the initial closing of the Offering, net proceeds in the amount of $122,500,000 from the sale of the Units and proceeds in the amount of $2,500,000 from the sale of Private Placement Units, for a total of $125,000,000, were placed in a trust account (“Trust Account”) which is described further below.

Transaction costs amounted to $3,043,499, consisting of $2,500,000 of underwriting fees and $543,499 of the Offering costs. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

On January 9, 2018, in connection with the underwriters’ exercise in full of their option to purchase an additional 1,875,000 additional Units solely to cover over-allotments, if any (the “over-allotment option”), the Company consummated the sale of an additional 1,875,000 Units at $10.00 per unit. Simultaneously with the closing of the sale of the additional Units, the Company consummated a second closing of the Private Placement, resulting in the sale of an additional 8,756 Private Placement Units at $10.00 per unit to the Founders. Following the closings, an additional $18,750,000 of net proceeds were placed in the Trust Account.

The Trust Account

The funds in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 15 months (or 18 months as described below) from the closing of the Offering on December 12, 2017 (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 15 months (or 18 months as described below) from the closing of the Offering on December 12, 2017.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of December 31, 2017 was $125,047,784 which represents cash and short-term investments of $125,000,000 from the sale of 12,500,000 Units at $10.00 per unit and $47,784 of interest income earned on these holdings.

The Company will have 15 months from December 12, 2017, the closing date of the Offering, to complete its initial Business Combination, or up to 18 months if the Company extends the period of time to consummate a Business Combination by depositing into the Trust Account funds equal to one percent (1%) of the gross proceeds of the Offering (including such proceeds from the exercise of the underwriters’ over-allotment option) in exchange for a noninterest bearing, unsecured promissory note. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founders and the Company’s executive officers and directors have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to any shares of the Company’s common stock held by them, including the Founder Shares (as defined in Note 4) and the shares of common stock included in the Private Placement Units; however, to the extent that any of such parties acquired public shares in the Offering, or to the extent that any of such parties acquire public shares in private transactions subsequent to the final closing of the Offering, they will be entitled to a pro rata share of the Trust Account in respect of such public shares upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented  in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2017, and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated December 7, 2017, as well as the Company's current reports on Form 8-K filed with the SEC on December 12, 2017 and December 18, 2017, respectively. The interim results for the period from October 9, 2017 (date of inception) through December 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time public companies adopt the new or revised standard.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2017, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

Restricted Cash

Certain of the Founders prepaid for Private Placement Units to be sold simultaneously with the exercise of the over-allotment option. Because these amounts will be refunded if the over-allotment option is not exercised, the cash received in the amount of $71,640 was classified as restricted cash and other current liabilities on the condensed balance sheet as of December 31, 2017.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

Offering Costs

Offering costs in the amount of $3,043,499 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity upon the completion of the Offering.

Stock-based Compensation

For restricted stock awards granted to employees and directors of the Company, the related stock-based compensation will be based on the fair value of the common stock on the grant date. For restricted stock awards granted to non-employees of the Company, the related stock-based compensation will be based on the fair value of the common stock on the date the shares vest, or are no longer subject to forfeiture upon an even that is not probable to occur.

The shares underlying the Company’s restricted stock awards are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2017, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Offering and Private Placement to purchase an aggregate of 9,742,125 shares of common stock since the exercise of the warrants is contingent upon future events, (2) rights sold in the Offering and Private Placement that convert into 1,298,950 shares of common stock since the conversion of the rights is contingent upon future events, (3) the 1,875,000 Units related to the over-allotment option, exercisable at $10.00 per unit, since the exercise had not yet occurred as of December 31, 2017 and (4) the 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of December 31, 2017. Since the Company was in a net loss position during the period, diluted net loss per common share is the same as basic net loss per common share for the period.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from October 9, 2017 (Date of Inception) through December 31, 2017
Net loss	$(145,928)
Less: net income attributable to common stock subject to redemption	(27,235)
Adjusted net loss	$(173,163)
Weighted-average common shares outstanding, basic and diluted	4,062,738
Net loss per share common share, basic and diluted	$(0.04)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. OFFERING

On December 12, 2017, the Company completed the Offering whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, three-fourths (3/4) of one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-tenth (1/10) of one share of common stock upon consummation of the Business Combination (the “Rights”). Warrants will only be exercisable for whole shares at $11.50 per share.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of December 31, 2017 of which 468,750 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would continue to own 20% of the Company’s issued and outstanding shares after the Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on January 9, 2018, the 468,750 Founder Shares were no longer subject to forfeiture. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Founders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the completion of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

The Founders purchased from the Company an aggregate of 489,500 units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, three-fourths (3⁄4) of a Warrant, and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of the initial Business Combination. Warrants will only be exercisable for whole shares at $11.50 per share. Unlike the Warrants included in the Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the Warrants included in the Offering (see above).

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

Related Party Loans

The Company entered into a promissory note agreement with the Sponsor, whereby the Sponsor agreed to loan the Company up to an aggregate amount not to exceed $55,000 (“Promissory Notes”) to be used for the payment of expenses related to the Offering. The Promissory Notes were non-interest bearing, unsecured and were due on the earlier of (i) December 31, 2017 or (ii) December 12, 2017, the date on which the Company completed the Offering. The Promissory Notes were repaid in December 2017 and therefore there was no remaining balance outstanding as of December 31, 2017.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial stockholders are entitled to registration rights pursuant to a registration rights agreement signed on December 7, 2017. The Company’s initial stockholders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, at the initial public offering price less deferred underwriting discounts and commissions. On January 9, 2018, the underwriters elected to fully exercise their over-allotment option to purchase 1,875,000 Units at a purchase price of $10.00 per unit.

The Company paid an underwriting discount of $0.20 per Unit offering price (or approximately $0.0467 per unit for each Unit sold pursuant to the underwriters’ over-allotment option).

Business Combination Marketing Agreement

The Company engaged Cowen and Company, LLC and Chardan Capital Markets, LLC (collectively, the “Advisors”) as advisors in connection with the Business Combination pursuant to a business combination marketing agreement. Pursuant to that agreement, the Company will pay the Advisors a cash fee for such services upon the consummation of the Business Combination in an amount equal to, in the aggregate, (i) 3.5% of the gross proceeds of the Offering, excluding any proceeds from the full or partial exercise of the over-allotment option, plus (ii) 5.033333% of the gross proceeds of the Offering, if any, from the full or partial exercise of the over-allotment option (in each case, exclusive of any applicable finders’ fees which might become payable).

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2017, there were 4,105,843 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 12,477,407 such shares), including 468,750 shares that were subject to forfeiture as described in Note 4.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2017, there were no shares of preferred stock issued and outstanding.

Warrants

Warrants will only be exercisable for whole shares at $11.50 per share. As a result, at least four Units must be purchased in order for each holder to receive shares of common stock for all of the Warrants acquired upon their exercise. Under the terms of the Warrant agreement dated December 12, 2017, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants included in the Units.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 15-month period (or 18-month period as described above) allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants (excluding the warrants sold in the Private Placement Units as discussed in Note 4) become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

Rights

Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one-tenth (1/10) of one share underlying each right (without paying additional consideration) upon completion of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination on or prior to the 15-month period (or 18-month period as described above) allotted to complete the Business Combination and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

Stock-based Compensation

Included in the outstanding shares of common stock are 60,000 shares issued in consideration of future services to the Company’s independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. If a Business Combination occurs and these shares have not been previously forfeited, the grant date fair value of these shares in the amount of approximately $162,600 will be recognized as stock-based compensation when the completion of the Business Combination becomes probable.

Also included in the outstanding shares of common stock are 5,000 shares issued in consideration of future services to the Company’s chief financial officer, who is a non-employee consultant. These shares are subject to forfeiture if the individual resigns or is terminated for cause prior to the completion of the Business Combination. If a Business Combination occurs and these shares have not been previously forfeited, the fair value of these shares at that time will be recognized as stock-based compensation when the completion of the Business Combination becomes probable.

7. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$125,047,784

8. SUBSEQUENT EVENTS

On January 9, 2018, in connection with the underwriters’ exercise in full of their option to purchase an additional 1,875,000 additional Units solely to cover over-allotments, if any, the Company consummated the sale of an additional 1,875,000 Units at $10.00 per unit. Simultaneously with the closing of the sale of the additional Units, the Company consummated a second closing of the Private Placement, resulting in the sale of an additional 8,756 Private Placement Units at $10.00 per unit to the Founders. Following the closings, an additional $18,750,000 of net proceeds were placed in the Trust Account.

On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that are separated will trade on the New York Stock Exchange under the symbols “GIG,” “GIG WS” and “GIG RT,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital, Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to GigAcquisitions, LLC, and references to the “Founders” refer to the Sponsor and three additional investors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 9, 2017 in the State of Delaware formed for the purpose of entering into a merger, a share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”) and the sale of the units (the “Private Placement Units”) to our Founders which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, three-fourths (3/4) of a warrant to purchase one share of common stock, and one-tenth (1/10) of a right to receive one share of common stock upon or consummation of a Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private placement warrants”. The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

•	may significantly dilute the equity interest of existing stockholders, who would not have pre-emption rights in respect of any such issue;
•

may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for shares of our common stock, and/or for our public warrants, rights or Units.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	a decrease in the prevailing market prices for shares of our common stock, and/or for our public warrants, rights or Units;
•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on shares of our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from October 9, 2017 (date of inception) through December 31, 2017, our only activities have been organizational activities, and those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering (the “Trust Account’). There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from October 9, 2017 (date of inception) through December 31, 2017, we had a net loss of $145,928 which consisted of operating costs of $182,125 and a provision for income taxes of $11,587, which was partially offset by interest income on marketable securities held in the Trust Account of $47,784.

Liquidity and Capital Resources

On December 12, 2017, we consummated the initial closing of the Offering with the delivery of 12,500,000 Units at a price of $10.00 per unit, generating gross proceeds of $125,000,000. Simultaneously with the initial closing of the Offering, we consummated the initial closing of the Private Placement with the sale of 489,500 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $4,895,000.

Following the initial closings of the Offering and the Private Placement, a total of $125,000,000 was placed in the Trust Account. We incurred $3,043,499 in Offering related costs, including $2,500,000 of underwriting fees and $543,499 of other costs.

As of December 31, 2017, we held cash and marketable securities in the amount of $125,047,784 (including $47,784 of interest receivable) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the period October 9, 2017 (date of inception) through December 31, 2017, cash used in operating activities was $259,893, consisting of a net loss of $145,928, changes in operating assets and liabilities of $66,181, and interest earned on marketable securities held in the Trust Account of $47,784.

On January 9, 2018, in connection with the underwriters’ exercise in full of their option to purchase an additional 1,875,000 Units solely to cover over-allotments, if any (the “over-allotment option”), we consummated the sale of an additional 1,875,000 Units at a price of $10.00 per unit. Simultaneously with the closing of the sale of such additional Units, the Company consummated the second closing of the Private Placement resulting in the sale of an additional 8,756 Private Placement Units at a price of $10.00 per unit to the Founders. The additional Units and Private Placement Units sold generated total gross proceeds of $18,837,560, of which $18,750,000 was placed in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds held outside of the Trust Account are insufficient to cover such expenses.

As of December 31, 2017, we had cash of $1,708,262 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 15 months (or 18 months, as applicable), assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2017, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on December 8, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in U.S. government treasury bills or specified money market funds. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 9, 2017 (date of inception) through December 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Offering which was filed with the SEC on December 11, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Founder Shares

On October 11, 2017, the Founders subscribed for an aggregate of 4,267,500 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there were 3,528,750 Founder Shares outstanding as of December 31, 2017 of which 468,750 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The number of Founder Shares issued (including the share cancellations and forfeiture terms) was determined so that the initial stockholders (being the Founders and the Company’s executive officers and directors) would collectively own 20% of the Company’s issued and outstanding shares of common stock after the closing(s) of the Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our Founders are each accredited investors for purposes of Rule 501 of Regulation D.

As a result of the underwriters’ election to fully exercise their over-allotment option on January 9, 2018, the 468,750 Founder Shares were no longer subject to forfeiture.

Private Placement

The Founders purchased from the Company an aggregate of 489,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering on December 12, 2017. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, three-fourths (3⁄4) of a warrant, and one right to receive one-tenth (1/10) of a share of common stock upon our consummation of a initial business combination. Warrants will only be exercisable for whole shares at $11.50 per share. Unlike the warrants included in the Units, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by us and, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by us and exercisable by holders on the same basis as the warrants included in the units sold in the Offering. The Private Placement Units, and the securities included in them, were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Founders are accredited investors for purposes of Rule 501 of Regulation D.

Simultaneously with the underwriters’ election to fully exercise their over-allotment option in the Offering, on January 9, 2018, the Founders purchased an additional 8,756 Private Placement Units. Such additional Private Placement Units, and the securities included in them, were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Insider Shares

Simultaneously with the initial closing of our initial public offering on December 12, 2017, we issued an aggregate of 65,000 shares of common stock (the “insider shares”), solely consideration of future services, to our Chief Financial Officer and to our independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to our completion of an initial business combination. The insider shares were issued pursuant to the exemption from registration contained in Section 4(a)(2)

of the Securities Act. Our Chief Financial Officer and each of our independent directors are accredited investors for purposes of Rule 501 of Regulation D.

Use of Proceeds

On December 12, 2017, we consummated the initial closing of the Offering, wherein we sold 12,500,000 Units. The Units sold in the Offering each consisted of one share of common stock, three-fourths (3/4) of a warrant to purchase one share of common stock, and one-tenth (1/10) of a right to receive one share of common stock upon or consummation of a Business Combination. On January 9, 2018, upon the underwriters’ election to fully exercise their over-allotment option in the Offering, we consummated a second and final closing of the Offering, wherein we sold 1,875,000 Units. The Units in the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds from the initial and second closings of the Offering in the aggregate amount of $143,750,000. The Units sold in the Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-221581 and 333-221948), which were declared effective by the SEC on December 7, 2017, and December 8, 2017, respectively.

No fractional shares will be issued upon exercise of the warrants included in the Units. Each such warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Offering. However, if we do not complete a business combination within 15 months (or 18 months, as applicable) from the initial closing of the Offering, the warrants will expire at the end of such period. In such event, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants included in the Units sold in the Offering become exercisable, we may redeem such outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

We paid a total of $2,587,560 in underwriting discounts and commissions from the initial and second closings of the Offering, and other costs and expenses related to the initial and second closings of the Offering estimated to be approximately $625,000 as of January 9, 2018 from the proceeds of the Offering. After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from the Offering and the Private Placement was $145,520,000, of which $143,750,000 (or $10.00 per unit sold in the Offering) was placed in a trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Sponsor, which bore the outstanding principal amount of $50,536 when we repaid it upon the initial closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

As of December 31, 2017, $1,708,262 was held outside the Trust Account. Funds held outside the Trust Account will be used to fund our operating expenses.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2**	Amended and Restated Certificate of Incorporation

3.3*	Bylaws

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4*	Specimen Right Certificate

4.5**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

4.6**	Right Agreement between Continental Stock Transfer & Trust Company and the Company

10.1**	Insider Letter Agreement among the Company and the Founders

10.2**	Insider Letter Agreement among the Company and its executive officers, directors and director nominees

10.3*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Sponsor

10.4*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Cowen Investments LLC

10.5*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Irwin Silverberg

10.6*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Jeffrey Bernstein

10.7*	Omnibus Amendment to Founder Shares Subscription Agreements, dated November 14, 2017, between the Company and the Founders

10.8**	Omnibus Amendment to Founder Shares Subscription Agreements, dated December 7, 2017, between the Company and the Founders

10.9*	Form of Insider Shares Grant Agreement between the Company and Barrett Daniels

10.10*	Form of Insider Shares Grant Agreement between the Company and each of John Mikulsky, Peter S. Wang and Jack Porter

10.11*	Form of Unit Purchase Agreement between the Company and Sponsor

10.12*	Form of Unit Purchase Agreement between the Company and Cowen Investments LLC

10.13*	Form of Unit Purchase Agreement between the Company and each of Irwin Silverberg and Jeffrey Bernstein

10.14**	Registration Rights Agreement between the Company the Founders, and each of the Company’s executive officers, directors and director nominees

10.15*	Form of Indemnification Agreement

10.16*	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated October 10, 2017, by and between the Company and Barrett Daniels

10.17*	Promissory Note issued in favor of Sponsor, dated October 11, 2017

10.18*	Administrative Services Agreement between the Company and Sponsor, dated as of October 11, 2017

10.19*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company

14*	Code of Ethics

Exhibit No.	Description
31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS***	XBRL Instance Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GIGCAPITAL, INC.

Dated: February 9, 2018	By:	/s/ Dr. Avi S. Katz
	Name:	Dr. Avi S. Katz
	Title:	Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

GIGCAPITAL, INC.

Dated: February 9, 2018	By:	/s/ Barrett Daniels
	Name:	Barrett Daniels
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)