Form 10-Q
period 2018-06-30
GigCapital, Inc.
filed 2018-08-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, there were 18,467,006 shares of the Company’s common stock issued and outstanding.

GIGCAPITAL, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

GIGCAPITAL, INC.

Condensed Balance Sheet

(Unaudited)

June 30, 2018
ASSETS
Current assets
Cash	$885,239
Receivable from related party	8,570
Prepaid expenses	182,318
Total current assets	1,076,127
Cash and marketable securities held in Trust Account	144,710,418
TOTAL ASSETS	$145,786,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$105,837
Other current liabilities	195,156
Total current liabilities	300,993
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 14,373,761 shares at a redemption value of $10.00 per share	140,485,551
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,093,245 shares issued and outstanding (excluding 14,373,761 shares subject to possible redemption)	409
Additional paid-in capital	5,019,541
Accumulated deficit	(19,949)
Total stockholders’ equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,786,545

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2018	2018
Revenues	$—	$—
General and administrative expenses	290,614	785,461
Loss from operations	(290,614)	(785,461)
Other income
Interest income on marketable securities held in Trust Account	589,769	1,144,095
Income before provision for income taxes	299,155	358,634
Provision for income taxes	(195,156)	(378,583)
Net income (loss)	$103,999	$(19,949)
Weighted-average common shares outstanding, basic and diluted	4,033,329	4,044,483
Net loss per share common share, basic and diluted (Note 2)	$(0.05)	$(0.15)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statement of Cash Flows

(Unaudited)

Period from October 9, 2017 (Date of Inception) through June 30, 2018
Operating Activities
Net loss	$(19,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,144,095)
Change in operating assets and liabilities:
Receivable from related party	(8,570)
Prepaid expenses	(182,318)
Accounts payable	105,837
Other current liabilities	195,156
Net cash used in operating activities	(1,053,939)
Investing Activities
Investment of cash in Trust Account, net	(143,750,000)
Cash withdrawn from Trust Account	183,677
Net cash used in investing activities	(143,566,323)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	141,162,440
Proceeds from sale of Private Placement Units	4,982,560
Proceeds from the sale of Founder Shares	25,000
Promissory notes from related parties	50,536
Repayment of promissory notes from related parties	(50,536)
Payment of deferred offering costs	(664,499)
Net cash provided by financing activities	145,505,501
Net change in cash and cash equivalents	885,239
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$885,239

Supplemental disclosure of noncash investing activities
Change in value of common stock subject to possible redemption	$104,000

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

As of June 30, 2018, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through June 30, 2018 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

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

Transaction costs amounted to $3,252,059, consisting of $2,587,560 of underwriting fees and $664,499 of the Offering costs. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2018 was $144,710,418, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit and $1,144,095 of interest income earned on these holdings, less $183,677 withdrawn from the interest earned on the Trust Account to pay federal and state income tax obligations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented  in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the  Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated December 7, 2017, as well as the Company's current reports on Form 8-K filed with the SEC on December 12, 2017 and December 18, 2017, respectively. The interim results for the period from October 9, 2017 (date of inception) through June 30, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future interim periods.

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

As of June 30, 2018, the assets held in the Trust Account were invested in a money market fund.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

Offering Costs

Offering costs in the amount of $3,252,059 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity upon the completion of the Offering.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942 shares of common stock since the exercise of the warrants is contingent upon future events, (2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events and (3) the 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of June 30, 2018. Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted to remove net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2018	2018
Net income (loss)	$103,999	$(19,949)
Less: net income attributable to common stock subject to redemption	(307,146)	(595,835)
Adjusted net loss	$(203,147)	$(615,784)
Weighted-average common shares outstanding, basic and diluted	4,033,329	4,044,483
Net loss per share common share, basic and diluted	$(0.05)	$(0.15)

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of June 30, 2018. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three months ended June 30, 2018, the Company incurred $60,000 in fees for these Services, of which $0 is included in accounts payable in the accompanying condensed balance sheet as of June 30, 2018.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2018, there were 4,093,245 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 14,373,761 such shares).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2018, there were no shares of preferred stock issued and outstanding.

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

Also included in the outstanding shares of common stock as of June 30, 2018 are 5,000 shares issued in consideration of future services to the Company’s then chief financial officer, who is a non-employee consultant. These shares are subject to forfeiture if the individual resigns or is terminated for cause prior to the completion of the Business Combination. If a Business Combination occurs and these shares have not been previously forfeited, the fair value of these shares at that time will be recognized as stock-based compensation when the completion of the Business Combination becomes probable. See Note 8 for further discussion.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$144,710,418

8. SUBSEQUENT EVENT

Effective July 1, 2018, 5,000 shares of common stock previously issued in consideration of future services to the Company’s then chief financial officer, a non-employee consultant, were forfeited upon the July 1, 2018 resignation of said chief financial officer. The forfeiture of the shares, effective July 1, 2018 was reported in a Form 4 – Statement of Changes in Beneficial Ownership as filed with the SEC on July 3, 2018.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from April 1, 2018 through June 30, 2018, our only activities have been organizational activities and activities to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering (the “Trust Account’). There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $103,999 which consisted of interest income on marketable securities held in the Trust Account of $589,769, which was partially offset by operating expenses of $290,614 and a provision for income taxes of $195,156. For the period from October 9, 2017 (date of inception) through June 30, 2018, we had a net loss of $19,949 which consisted of operating costs of $785,461 and a provision for income taxes of $378,583, which was partially offset by interest income on marketable securities held in the Trust Account of $1,144,095.

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

Following the initial and second closings of the Offering and the Private Placement, a total of $143,750,000 was placed in the Trust Account. We incurred $3,252,059 in Offering related costs, including $2,587,560 of underwriting fees and $664,499 of other costs.

As of June 30, 2018, we held cash and marketable securities in the amount of $144,710,418 (including $960,418 of interest receivable) in the Trust Account. The marketable securities consisted of U.S. money market funds. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. Through June 30, 2018, we withdrew $183,677 from the interest earned on the Trust Account to pay federal and state income tax obligations.

For the period October 9, 2017 (date of inception) through June 30, 2018, cash used in operating activities was $1,053,939, consisting of a net loss of $19,949, changes in operating assets and liabilities of $110,105, and interest earned on marketable securities held in the Trust Account of $1,144,095.

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

As of June 30, 2018, we had cash of $885,239 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 15 months from the closing date of the Offering (or 18 months, as applicable), assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2018, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on December 8, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in U.S. government treasury bills or specified money market funds. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from April 1, 2018 through June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2**	Amended and Restated Certificate of Incorporation

3.3*	Bylaws

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4*	Specimen Right Certificate

4.5**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

4.6**	Right Agreement between Continental Stock Transfer & Trust Company and the Company

10.1**	Insider Letter Agreement among the Company and the Founders

10.2**	Insider Letter Agreement among the Company and its executive officers, directors and director nominees

10.3*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Sponsor

10.4*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Cowen Investments LLC

10.5*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Irwin Silverberg

10.6*	Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Jeffrey Bernstein

10.7*	Omnibus Amendment to Founder Shares Subscription Agreements, dated November 14, 2017, between the Company and the Founders

10.8**	Omnibus Amendment to Founder Shares Subscription Agreements, dated December 7, 2017, between the Company and the Founders

10.9*	Form of Insider Shares Grant Agreement between the Company and Barrett Daniels

10.10*	Form of Insider Shares Grant Agreement between the Company and each of John Mikulsky, Peter S. Wang and Jack Porter

10.11*	Form of Unit Purchase Agreement between the Company and Sponsor

10.12*	Form of Unit Purchase Agreement between the Company and Cowen Investments LLC

10.13*	Form of Unit Purchase Agreement between the Company and each of Irwin Silverberg and Jeffrey Bernstein

10.14**	Registration Rights Agreement between the Company the Founders, and each of the Company’s executive officers, directors and director nominees

10.15*	Form of Indemnification Agreement

10.16*	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated October 10, 2017, by and between the Company and Barrett Daniels

10.17*	Promissory Note issued in favor of Sponsor, dated October 11, 2017

10.18*	Administrative Services Agreement between the Company and Sponsor, dated as of October 11, 2017

10.19*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company
10.20***	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated June 11, 2018, by and between the Company and Tara McDonough

Exhibit No.	Description
14*	Code of Ethics

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference
***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018, and incorporated herein by reference
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

GIGCAPITAL, INC.

Dated: August 9, 2018	By:	/s/ Dr. Avi S. Katz
	Name:	Dr. Avi S. Katz
	Title:	Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

GIGCAPITAL, INC.

Dated: August 9, 2018	By:	/s/ Tara McDonough
	Name:	Tara McDonough
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)