Form 10-Q
period 2018-12-31
GigCapital, Inc.
filed 2019-02-06
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data

File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of December 31, 2018, there were 18,462,006 shares of the Company’s common stock issued and outstanding.

GIGCAPITAL, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

GIGCAPITAL, INC.

Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS
Current assets
Cash	$324,300	$597,268
Receivable from related party	4,063	6,229
Prepaid expenses	93,023	110,439
Total current assets	421,386	713,936
Cash and marketable securities held in Trust Account	145,448,268	144,964,309
Interest receivable on cash and marketable securities held in Trust Account	262,269	221,157
TOTAL ASSETS	$146,131,923	$145,899,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,241,371	$64,581
Accrued liabilities	-	772,840
Other current liabilities	214,539	221,865
Total current liabilities	1,455,910	1,059,286
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 14,292,807 and 14,309,217 shares as of December 31, 2018 and September 30, 2018, respectively, at a redemption value of $10.00 per share	139,676,012	139,840,115
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,169,199 and 4,152,789 shares issued and outstanding as of December 31, 2018 and September 30, 2018 (excluding 14,292,807 and 14,309,217 shares subject to possible redemption as of December 31, 2018 and September 30, 2018, respectively)	417	415
Additional paid-in capital	5,829,072	5,664,971
Accumulated deficit	(829,488)	(665,385)
Total stockholders’ equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,131,923	$145,899,402

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,	Period from October 9, 2017 (Date of Inception) through December 31,
	2018	2017
Revenues	$-	$-
General and administrative expenses	696,750	182,125
Loss from operations	(696,750)	(182,125)
Other income
Interest income on cash and marketable securities held in Trust Account	747,186	47,784
Loss before provision for income taxes	50,436	(134,341)
Provision for income taxes	(214,539)	(11,587)
Net loss	$(164,103)	$(145,928)
Weighted-average common shares outstanding, basic and diluted	4,056,831	4,062,738
Net loss per share common share, basic and diluted (Note 2)	$(0.14)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,	Period from October 9, 2017 (Date of Inception) through December 31,
	2018	2017
Operating Activities
Net loss	$(164,103)	$(145,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(706,074)	(47,784)
Interest receivable on cash and marketable securities held in Trust Account	(41,112)	-
Change in operating assets and liabilities:
Receivable from related party	2,166	-
Prepaid expenses	17,416	(152,417)
Accounts payable	1,176,790	3,009
Accrued liabilities	(772,840)
Other current liabilities	(7,326)	83,227
Net cash used in operating activities	(495,083)	(259,893)
Investing Activities
Restricted cash	-	(71,640)
Investment of cash in Trust Account, net	-	(125,000,000)
Cash withdrawn from Trust Account	222,115	-
Net cash provided by (used in) investing activities	222,115	(125,071,640)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	-	122,500,000
Proceeds from sale of Private Placement Units	-	4,895,000
Proceeds from the sale of Founder Shares	-	25,000
Promissory notes from related parties	-	50,536
Repayment of promissory notes from related parties	-	(50,536)
Payment of deferred offering costs	-	(380,205)
Net cash provided by financing activities	-	127,039,795
Net change in cash and cash equivalents	(272,968)	1,708,262
Cash and cash equivalents, beginning of period	597,268	-
Cash and cash equivalents, end of period	$324,300	$1,708,262

Supplemental disclosure of noncash investing activities
Change in value of common stock subject to possible redemption	$(164,103)	$(389,224)

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

As of December 31, 2018, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through December 31, 2018 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete the Business Combination by March 12, 2019 (or June 12, 2019 as described below), (subject to the requirements of law); or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination by March 12, 2019 (or June 12, 2019 as described below ).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of December 31, 2018 was $145,448,268, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit and $2,299,506 of interest income earned on these holdings, less $601,238 withdrawn from the interest earned on the Trust Account to pay federal and state income tax obligations.

Additionally, there was $262,269 of interest accrued, but not yet credited to the Trust Account, which was recorded on the condensed balance sheets in Interest receivable on cash and marketable securities held in Trust Account as of December 31, 2018.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented  in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the  Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2018, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 as filed with the SEC on December 6, 2018, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The interim results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any future interim periods.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of December 31, 2018, the Company had $324,300 in cash and a working capital deficit of $1,034,524. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this uncertainty by raising additional capital. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and marketable securities accounts in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with a major financial institution.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2018, the assets held in the Trust Account were invested in a money market fund.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2018 and September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2018 and 2017, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942 and 9,742,125 shares of common stock since the exercise of the warrants is contingent upon future events, as of December 31, 2018 and 2017, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 and 1,298,950 shares of common stock since the conversion of the rights is contingent upon future events, as of December 31, 2018 and 2017, (3) the 60,000 and 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of December 31, 2018 and 2017, and 4) 1,875,000 Units related to the over-allotment option, exercisable at $10.00 per unit, since the exercise had not yet occurred as of December 31, 2017. Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted to remove net income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended December 31,	Period from October 9, 2017 (Date of Inception) through December 31,
	2018	2017
Net loss	$(164,103)	$(145,928)
Less: net income attributable to common stock subject to redemption	(412,362)	(27,235)
Adjusted net loss	$(576,465)	$(173,163)
Weighted-average common shares outstanding, basic and diluted	4,056,831	4,062,738
Net loss per share common share, basic and diluted	$(0.14)	$(0.04)

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 or September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2018 or September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of December 31, 2018. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three months ended December 31, 2018 and the period from October 9, 2017 (date of inception) through December 31, 2017, the Company incurred $60,000 and $15,484, respectively, in fees for these services, and $0 is included in accounts payable in the accompanying condensed balance sheets as of December 30, 2018 and September 30, 2018.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2018 and September 30, 2018, there were 4,169,199 and 4,152,789 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 14,292,807 and 14,309,217 such shares as of December 31, 2018 and September 30, 2018).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2018 and September 30, 2018, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2018 and September 30, 2018, there were 11,154,942 warrants outstanding.

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

Stock-based Compensation

Included in the outstanding shares of common stock as of December 31, 2018 and September 30, 2018 are 60,000 shares issued in consideration of future services to the Company’s independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2018	September 30, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$145,448,268	$144,964,309

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from October 9, 2017 (Date of Inception) through December 31, 2018, our only activities have been organizational activities and activities to identify a target business for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account’), which was funded after our initial public offering of Units consisting of one share of common stock, three-quarters of one warrant to purchase one share of common stock, and one right to receive one-tenth of one share of common stock upon our completion of an initial business combination to hold an amount of cash and marketable securities equal to that raised in the Offering, including such proceeds from the exercise of the underwriters’ over-allotment option. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2018, we incurred a net loss of $164,103, which consisted of operating expenses of $696,750 and a provision for income taxes of $214,539, partially offset by $747,186 in interest income on marketable securities held in the Trust Account.

For the period from October 9, 2017 (date of inception) through December 31, 2017, we had a net loss of $145,928 which consisted of operating costs of $182,125 and a provision for income taxes of $11,587, which was partially offset by interest income on marketable securities held in the Trust Account of $47,784.

Our business activities for the three months ended December 31, 2018 and 2017 consisted solely of identifying and evaluating a potential initial business combination.

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

As of December 31, 2018, we held cash and marketable securities in the amount of $145,448,268 in the Trust Account and $262,269 of interest receivable. The marketable securities consisted of U.S. money market funds. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended December 31, 2018, we withdrew $222,115 from the interest earned on the Trust Account to pay federal and state income tax obligations.

For the three months ended December 31, 2018, cash used in operating activities was $495,083, consisting of a net loss of $164,103, changes in operating assets and liabilities of $416,206, and interest earned on marketable securities held in the Trust Account of $747,186.

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

As of December 31, 2018, we had cash of $324,300 held outside the Trust Account. We intend to raise additional funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 15 months from the closing date of the Offering (or 18 months, as applicable, as described above in the Business Combination section), assuming that a business combination is not consummated during that time. Over the remainder of this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2018, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on December 8, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2018 and 2017, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942 and 9,742,125 shares of common stock since the exercise of the warrants is contingent upon future events, as of December 31, 2018 and 2017, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 and 1,298,950 shares of common stock since the conversion of the rights is contingent upon future events, as of December 31, 2018 and 2017, (3) the 60,000 and 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of December 31, 2018 and 2017, and 4) the 1,875,000 Units related to the over-allotment option, exercisable at $10.00 per unit, since the exercise had not yet occurred as of December 31, 2017. Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

In accordance with the two-class method, the Company’s net income (loss) is adjusted to remove net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the trust account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended December 31,	Period from October 9, 2017 (Date of Inception) through December 31,
	2018	2017
Net loss	$(164,103)	$(145,928)
Less: net income attributable to common stock subject to redemption	(412,362)	(27,235)
Adjusted net loss	$(576,465)	$(173,163)
Weighted-average common shares outstanding, basic and diluted	4,056,831	4,062,738
Net loss per share common share, basic and diluted	$(0.14)	$(0.04)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2018 and September 30, 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2018 the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2018, $145,448,268 was held in the trust account for the purposes of consummating an initial business combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2018 through December 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Offering which was filed with the SEC on December 11, 2017. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended September 30, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

GIGCAPITAL, INC.

Dated: February 6, 2019	By:	/s/ Dr. Avi S. Katz
	Name:	Dr. Avi S. Katz
	Title:	Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

GIGCAPITAL, INC.

Dated: February 6, 2019	By:	/s/ Tara McDonough
	Name:	Tara McDonough
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)