Form 10-Q
period 2019-03-31
GigCapital, Inc.
filed 2019-05-08
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GIG	The NYSE Stock Market LLC
Warrants to receive one share of Common Stock	GIG.WS	The NYSE Stock Market LLC
Right to receive one-tenth of one share of Common Stock	GIGr	The NYSE Stock Market LLC
Units, each consisting of one share of Common Stock, one right and three-fourths of one warrant	GIG.U	The NYSE Stock Market LLC

As of March 31, 2019, there were 18,462,006 shares of the Company’s common stock issued and outstanding.

GIGCAPITAL, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

GIGCAPITAL, INC.

Condensed Balance Sheets

	March 31,	September 30,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash	$137,347	$597,268
Receivable from related party	-	6,229
Prepaid expenses	45,836	110,439
Total current assets	183,183	713,936
Cash and marketable securities held in Trust Account	147,256,712	144,964,309
Interest receivable on cash and marketable securities held in Trust Account	280,628	221,157
TOTAL ASSETS	$147,720,523	$145,899,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,220,538	$64,581
Payable to related party	19,922	-
Notes payable	1,437,500	-
Accrued liabilities	382,064	772,840
Other current liabilities	231,758	221,865
Total current liabilities	3,291,782	1,059,286
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 14,268,080 and 14,309,217 shares as of March 31, 2019 and September 30, 2018, respectively, at a redemption value of $10.00 per share	139,428,740	139,840,115
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,193,926 and 4,152,789 shares issued and outstanding as of March 31, 2019 and September 30, 2018 (excluding 14,268,080 and 14,309,217 shares subject to possible redemption as of March 31, 2019 and September 30, 2018, respectively)	419	415
Additional paid-in capital	6,076,342	5,664,971
Accumulated deficit	(1,076,760)	(665,385)
Total stockholders’ equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,720,523	$145,899,402

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	Period from October 9, 2017 (Date of Inception) through March 31,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
General and administrative expenses	820,406	312,722	1,517,156	494,847
Loss from operations	(820,406)	(312,722)	(1,517,156)	(494,847)
Other income
Interest income on cash and marketable securities held in Trust Account	804,892	506,542	1,552,078	554,326
Loss before provision for income taxes	(15,514)	193,820	34,922	59,479
Provision for income taxes	(231,758)	(171,840)	(446,297)	(183,427)
Net income (loss)	$(247,272)	$21,980	$(411,375)	$(123,948)
Weighted-average common shares outstanding, basic and diluted	4,181,424	4,038,843	4,171,130	4,050,318
Net loss per share common share, basic and diluted (Note 2)	$(0.17)	$(0.06)	$(0.30)	$(0.10)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	4,169,199	$417	$5,829,072	$(829,488)	$5,000,001
Shares subject to redemption	24,727	2	247,270		247,272
Net loss	-	-	-	(247,272)	(247,272)
Balance as of March 31, 2019	4,193,926	$419	$6,076,342	$(1,076,760)	$5,000,001

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Six Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2018	4,152,789	415	$5,664,971	$(665,385)	$5,000,001
Shares subject to redemption	41,137	4	411,371	-	411,375
Net loss	-	-	-	(411,375)	(411,375)
Balance as of March 31, 2019	4,193,926	$419	$6,076,342	$(1,076,760)	$5,000,001

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2018	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	4,105,843	$411	$5,145,519	$(145,928)	$5,000,002
Sale of common stock to Founders in private placement at $10 per share	8,756	-	87,560	-	87,560
Sale of common stock in over-allotment option	1,875,000	188	18,749,812	-	18,750,000
Shares subject to redemption	(1,885,954)	(189)	(18,859,351)	-	(18,859,540)
Net income	-	-	-	21,980	21,980
Balance as of March 31, 2018	4,103,645	$410	$5,123,540	$(123,948)	$5,000,002

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Period from October 9, 2017 (Date of Inception) through March 31, 2018	Shares	Amount	Capital	Deficit	Equity
Balance as of October 9, 2017 (Inception)	-	$-	$-	$-	$-
Sale of common stock to Founders at $0.005858 per share	4,267,500	427	24,573	-	25,000
Sale of common stock to Founders in private placement at $10 per share	498,256	49	4,982,511	-	4,982,560
Forfeiture or cancellation of shares	(738,750)	(74)	74	-	-
Issuance of insider shares for no consideration	65,000	7	(7)	-	-
Sale of common stock in IPO	12,500,000	1,250	124,998,750	-	125,000,000
Sale of common stock in over-allotment option	1,875,000	188	18,749,812	-	18,750,000
Shares subject to redemption	(14,363,361)	(1,437)	(143,632,173)	-	(143,633,610)
Net loss	-	-	-	(123,948)	(123,948)
Balance as of March 31, 2018	4,103,645	$410	$5,123,540	$(123,948)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,	Period from October 9, 2017 (Date of Inception) through March 31,
	2019	2018
Operating Activities
Net loss	$(411,375)	$(123,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,492,607)	(554,326)
Interest receivable on cash and marketable securities held in Trust Account	(59,471)	-
Change in operating assets and liabilities:
Receivable from related party	6,229	(93,098)
Prepaid expenses	64,603	(144,789)
Accounts payable	1,155,957	54,474
Payable to related party	19,922	-
Accrued liabilities	(390,776)	-
Other current liabilities	9,893	171,827
Net cash used in operating activities	(1,097,625)	(689,860)
Investing Activities
Investment of cash in Trust Account, net	(1,437,500)	(143,750,000)
Cash withdrawn from Trust Account	637,704	-
Net cash used in investing activities	(799,796)	(143,750,000)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	-	141,162,440
Proceeds from sale of Private Placement Units	-	4,982,560
Proceeds from the sale of Founder Shares	-	25,000
Promissory notes from related parties	-	50,536
Repayment of promissory notes from related parties	-	(50,536)
Payment of deferred offering costs	-	(579,498)
Promissory notes for extension	1,437,500	-
Net cash provided by financing activities	1,437,500	145,590,502
Net change in cash and cash equivalents	(459,921)	1,150,642
Cash and cash equivalents, beginning of period	597,268	-
Cash and cash equivalents, end of period	$137,347	$1,150,642

Supplemental disclosure of noncash investing activities
Change in value of common stock subject to possible redemption	$(411,375)	$(116,389)

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

As of March 31, 2019, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through March 31, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

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

Simultaneously with the initial closing of the Offering, the Company consummated the initial closing of a private placement sale (the “Private Placement”) of 489,500 units (the “Private Placement Units”), at a price of $10.00 per unit. Those units are held by the Company’s sponsor, GigAcquisitions, LLC, a Delaware limited liability company (the “Sponsor”) and three additional investors (together with the Sponsor, the “Founders”). The Private Placement Units consisted of the securities described in Note 4. The initial closing of the Private Placement generated gross proceeds of $4,895,000.

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

Recent Developments

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019 (the “February 26 Form 8-K”), on February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kaleyra S.p.A. (“Kaleyra”), a company with shares formed under the laws of Italy, Shareholder Representative Services LLC, (the “Seller Representative”) as representative for the of the ordinary shares of the Kaleyra immediately prior to the closing (the “Closing” and the date on which the Closing occurs, the “Closing Date”) of the transaction, and all of the stockholders of all of the Kaleyra stock (collectively, such Kaleyra stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of the Kaleyra stock (the “Kaleyra Business Combination”). Kaleyra is a communications platform as a services (“CPaaS”) provider. The parties expect to close the proposed transaction in the second half of 2019. The transaction is subject to customary closing conditions, including regulatory and stockholder approval. Upon consummation of the proposed transaction, the combined company will be renamed Kaleyra, Inc.

The Stock Purchase Agreement is discussed further below in the Business Combination section of this note.

Extensions

Initial extension

The Company’s initial public offering (“IPO”) prospectus and charter provided that the Company initially had until March 12, 2019 (the date which was 15 months after the consummation of the IPO) to complete a business combination. The Company’s IPO prospectus and charter also provided that the Company could extend such 15 months period an additional 3 months if the Founders deposited into the Company’s trust account established following the IPO an amount equal to the aggregate total of $0.10 per public share sold in the IPO, for a total deposit of $1,437,500.

As discussed in Note 8 below, on March 6, 2019, the Company issued four unsecured promissory notes in the aggregate principal amount of $1,437,500, representing $0.10 per public share.  These notes are currently held by Sponsor and the three other Founders. The aggregate funds have been deposited into the trust account, and as a result, the period of time the Company has to consummate a business combination and the date for cessation of operations of the Company if the Company has not completed a business combination has been extended from March 12, 2019 to June 12, 2019 (“Initial Extension”). The terms of the trust agreement did not require an amendment of the charter in order to accomplish the Initial Extension.

Extension Amendment

The Company filed a definitive proxy statement with the SEC on April 29, 2019, for a stockholder meeting scheduled for June 5, 2019 for the purpose of amending the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination from June 12, 2019 to December 12, 2019 (the date which is 24 months from the closing date of the IPO). If the Company’s stockholders approve the amendment to the Company’s Amended and Restated Certificate of Incorporation, public stockholders may elect to redeem their shares for a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to such approval, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, the Company may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. For any public stockholder that does not so redeem, such remaining holder of public shares will retain the opportunity to have its public shares redeemed in conjunction with the consummation of the Kaleyra Business Combination, subject to any limitations set forth in our charter, as amended.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete the Business Combination by June 12, 2019, or, if the stockholders approve the amendment to the Amended and Restated Certificate of Incorporation, December 12, 2019 (subject to the requirements of law); or (iii) pursuant to an authorized redemption of the public shares in connection with the stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Kaleyra Business Combination by June 12, 2019.  If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation.

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

Effective as of the Closing, the Company intends to change its name to Kaleyra, Inc. and to apply to list the Transaction Securities (as defined below) on the New York Stock Exchange (“NYSE”) under the symbol “KLR”. The Company also intends to change its fiscal year end to December 31st from its current fiscal year end of September 30th upon the consummation of the transaction, and intends for the change to first be effective for its fiscal year ended December 31, 2019.

Consideration

Pursuant to the terms of the Stock Purchase Agreement, the Sellers will sell, transfer, assign, convey and deliver to the Company all of the Kaleyra stock. In accordance with, and subject to the Purchase Agreement, each Seller will be entitled to receive his, her or its share, as specified in the Purchase Agreement, of the aggregate closing consideration to be paid to the Sellers at the Closing (the “Aggregate Closing Consideration”), in addition to a contingent right to receive the Earnout Shares (as defined and further described below under the heading “Earnout Shares”). The Aggregate Closing Consideration shall consist of a combination of cash (“Cash Consideration”), Company Common Stock (“Closing Share Consideration”) and unsecured convertible promissory notes (the “Notes”) for a specified principal amount (the “Note Principal Amount”). Two of the Sellers will receive their portion of the Aggregate Closing Consideration in the form of a combination of Closing Share Consideration, Cash Consideration and Notes. Each of the other Sellers will receive his, her or its portion of the Aggregate Closing Consideration solely in the form of Closing Share Consideration. The aggregate value of each component of the Aggregate Closing Consideration will be determined by the percentage of the Offering Shares (as defined in the Certificate of Incorporation  outstanding as of February 22, 2019 that have been redeemed prior to the Closing (the “Redemption Percentage”) pursuant to the Redemption Rights (as defined in the Certificate of Incorporation) and Article IX of the Certificate of Incorporation. The Stock Purchase Agreement apportions each component of the Aggregate Closing Consideration according to five fixed ranges of possible Redemption Percentages (the “Redemption Ranges”). The Aggregate Closing Consideration for each such Redemption Range, by component of the Aggregate Closing Consideration, is as follows:

Cash Consideration	Closing Share Consideration (in shares of the Company’s Common Stock)	Note Principal Amount
Redemption Percentage is equal to or greater than 87.5%
$0	10,181,819	$15,000,000
Redemption Percentage is greater than 75.0% but less than 87.5%
$3,750,000	9,781,819	$11,250,000
Redemption Percentage is greater than 62.5% but less than or equal to 75.0%
$7,500,000	9,381,819	$7,500,000
Redemption Percentage is equal to or greater than 50.0% but less than or equal to 62.5%
$11,250,000	8,999,319	$3,750,000
Redemption Percentage is less than 50.0%
$15,000,000	8,616,819	$0

The aggregate amount of Closing Share Consideration, and each of the Closing Share Consideration amounts listed above, are subject to adjustments at Closing as specified in the February 26 Form 8-K.

Notes

Interest on the Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing Date, plus a margin of one percent (1%) per annum. Interest will be due and payable annually on each of (1) the date which is the twelve (12) month anniversary of the Closing Date and (2) on the date which is the twenty-four (24) month anniversary of the Closing Date. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed.

Fifty percent (50%) of the outstanding principal balance of the Notes will be due and payable on the fifteen (15) month anniversary of the Closing Date. The remaining outstanding principal balance of the Notes plus all accrued and unpaid interest and fees due under the Notes will be due and payable in full on the twenty-four (24) month anniversary of the Closing Date.

In the event that the Company receives, at any time while principal on the Notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50,000,000.00 (the “Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of the Notes will be due and payable no later than ten (10) business days after the Company receives such Financing Proceeds. In the event of a Financing where at any time the Company receives cash proceeds of such Financing in an amount not less than $75,000,000.00 (the “Payoff Financing Proceeds”), one hundred percent (100%) of the remaining outstanding principal balance of the Notes, plus all accrued and unpaid interest and fees due under the Notes will be due and payable no later than ten (10) business days after the Company receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four (24) month anniversary of the Closing Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date.”

In the event that the Notes are not paid in full on or before the applicable Maturity Date, then at any time after the sixtieth (60th) business day after the Maturity Date, assuming payment in full has not been made prior to such date, the outstanding principal amount of the Notes, together with all accrued but unpaid interest on the Notes, may be converted into shares of Company Common Stock, in part or in whole, at the option of the holder of the Notes by providing written notice at least three (3) business days prior to the date of conversion. A conversion of any portion of the Note into shares of Company Common Stock will be effected at a conversion price equal to the Current Market Price as of the date of such conversion (the “Conversion Price”). The term “Current Market Price” means, generally, the average VWAP for the twenty (20) consecutive trading days ending on the date that is five (5) trading days prior to the date of conversion. The term “VWAP” means, for any trading day, the volume weighted average trading price of the Company Common Stock for such trading day on the NYSE (or if the Company Common Stock is no longer traded on the NYSE, on such other exchange as the Company Common Stock are then traded).

Earnout Shares

In addition to the right to receive the Aggregate Closing Consideration, each Seller  will have the contingent right to receive additional shares of Company Common Stock upon the achievement of the following revenue and adjusted earnings before interest, income taxes, depreciation, and amortization, (“EBITDA”) milestones (the “Earnout Shares” and together with the Closing Share Consideration, the “Transaction Securities”):

(1) If the pro forma revenue and pro forma adjusted EBITDA of the Company and its subsidiaries for the 2019 fiscal year exceeds the pro forma revenue and pro forma adjusted EBITDA of Kaleyra and its subsidiaries for the 2018 fiscal year by thirty percent (30%) and forty-five percent (45%) respectively, then the aggregate number of Earnout Shares which the Sellers will be entitled to receive (the “2019 Earnout Shares”) is as follows, determined based on the applicable Redemption Range:

Redemption Percentage	Less than 50.00%	Equal to or greater than 50.00% but less than or equal to 62.50%	Greater than 62.50% but less than or equal to 75.00%	Greater than 75.00% but less than 87.50%	Equal to or greater than 87.50%
Aggregate 2019 Earnout Shares	2,146,133	1,954,892	1,763,633	1,563,642	1,363,633

(2) If the revenue and adjusted EBITDA of the Company and its subsidiaries for the 2020 fiscal year exceeds the pro forma revenue and pro forma adjusted EBITDA of the Company and its subsidiaries for the 2019 fiscal year by thirty percent (30%) and forty-five percent (45%) respectively, then the number of Earnout Shares which the Sellers will be entitled to receive (the “2020 Earnout Shares”) is as follows, determined based on the applicable Redemption Range:

Redemption Percentage	Less than 50.00%	Equal to or greater than 50.00% but less than or equal to 62.50%	Greater than 62.50% but less than or equal to 75.00%	Greater than 75.00% but less than 87.50%	Equal to or greater than 87.50%
Aggregate 2020 Earnout Shares	2,146,139	1,954,881	1,763,639	1,563,631	1,363,639

Notwithstanding the above, to the extent that the requisite level of adjusted EBITDA for a fiscal year for the issuance of Earnout Shares is achieved but the requisite level of revenue is not so achieved, as long as the revenue for such fiscal year is at least eighty percent (80%) of the requisite level of revenue for the issuance of Earnout Shares, then the aggregate 2019 Earnout Shares or 2020 Earnout Shares, as applicable, will be deemed earned and issuable, but in an amount reduced by 0.5% for every 1.0% revenue for such fiscal year is below the revenue target for such fiscal year (the “Earnout Reduction”).

For the purposes of determining whether Earnout Shares will be issued, adjusted EBITDA is defined as of any date of calculation, as the consolidated earnings of a party and its subsidiaries, before finance income and finance cost (including bank charges), tax, depreciation and amortization calculated from the audited consolidated financial statements of such party and its subsidiaries (prepared in accordance with GAAP), plus (i) Expenses (as defined below), (ii) without duplication of clause (i), severance or change of control payments, (iii) any expenses related to company restructuring, (iv) any compensation expenses relating to stock options, restricted stock units, restricted stock or similar equity interests as may be issued by the Company or any of its subsidiaries to employees of the Company or any of its subsidiaries and (v) any provision for the write down of assets. A party’s adjusted EBITDA for any fiscal year party is calculated on a pro forma basis to include any subsidiaries acquired by such party during such fiscal year.

Whether Earnout Shares are to be issued will be determined as soon as practicable (but in any event within fifteen (15) days) after the completion of the audited consolidated financial statements of the Company as filed with the SEC. To the extent that the Seller Representative disagrees with a determination whether Earnout Shares are to be issued, the Purchase Agreement provides for a customary process by which the Seller Representative and the Company shall resolve any such disagreement before an independent nationally recognized accounting firm.

If during the period when Earnout Shares can be earned (the “Earnout Period”), there is a liquidation, dissolution or winding up, or bankruptcy of the Company, or change of control of the Company where the value of the aggregate consideration received by each holder of Company Common Stock with respect to each share of Company Common Stock held by such holder equals at least $10.00 per share of Company Common Stock (subject to appropriate adjustments for stock splits, stock dividends, combinations and other recapitalizations) (each an “Acceleration Event”), then any Earnout Shares that have not been issued by the Company (whether or not previously earned and whether or not any revenue or adjusted EBITDA targets or thresholds have been achieved) shall be deemed earned and due by the Company to the Sellers.

Any dividends or distributions declared with respect to Company Common Stock during the Earnout Period shall be set aside and not paid until the 2019 Earnout Shares and 2020 Earnout Shares have been issued to the Sellers or, if either or both the 2019 Earnout Shares and the 2020 Earnout Shares are not earned and issued, then all such dividends or distributions declared during the Earnout Period shall be forfeited.

Certain holders of shares of Company Common Stock have agreed that a portion of their shares of Company Common Stock will be forfeited in the event that either the 2019 Earnout Shares or the 2020 Earnout Shares are not issued in full, as further described below under the heading “Founder Shares Agreement”.

Lock-Up

Subject to certain exceptions (including the sale of Company Common Stock to satisfy certain taxes that may be payable by certain Sellers upon the receipt of Company Common Stock), each Seller agrees that such Seller shall not transfer any Company Common Stock issued to such Seller as part of the Closing Share Consideration or any Earnout Shares that may have been issued to such Seller until the earlier of (i) the first anniversary of the Closing Date or (ii) the date, following the Closing Date, on which (x) the last sale price of Company Common Stock equals or exceeds US$12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred fifty (150) days after the Closing Date or (y) the Company’s completion of a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Company Common Stock for cash, securities or other property (such earliest date being the “Lock-Up Termination Date”).

Restricted Stock Units

The Company has agreed to adopt an equity incentive plan that it will submit to its stockholders for approval. So long as such equity incentive plan is adopted and approved, the Company has agreed to issue to certain employees of Kaleyra or its subsidiaries 1,018,181 restricted stock units that would vest at the Lock-Up Termination Date, 136,367 restricted stock units that would vest upon the final determination, if any, that the 2019 Earnout Shares are earned and issuable, and 136,361 restricted stock units that would vest upon the final determination, if any, that the 2020 Earnout Shares are earned and issuable.

Expense Reimbursement

If the Kalyera Business Combination is not consummated, each party shall bear its respective legal, accountants, and financial advisory fees and other expenses incurred with respect to the Purchase Agreement and the Kalyera Business Combination (collectively “Expenses”). If the Kalyera Business Combination is consummated, Kaleyra shall pay, or cause to be paid, all Expenses at or after the Closing, including the out-of-pocket costs and expenses incurred by Kaleyra and its subsidiaries in connection with the Purchase Agreement and the Kalyera Business Combination (including any fees and expenses of representatives of Kaleyra and its subsidiaries).

Founder Shares Agreement

The Founders have entered into a Founder Shares Agreement with the Company, Kaleyra and the Seller Representative on February 22, 2019 (the “Founder Shares Agreement”) with regard to their shares of Company Common Stock held by each of them (the “Founder Shares”),

Pursuant to the terms of the Founder Shares Agreement, each Sponsor agreed that a portion of the Founder Shares will be forfeited in the event that either the 2019 Earnout Shares or the 2020 Earnout Shares are not issued in full (such Founder Shares subject to risk of forfeiture, the “Sponsor Earnout Shares”). The aggregate number of Sponsor Earnout Shares will be determined as follows, based on the applicable Redemption Range:

Redemption Percentage	Less than 50.00%	Equal to or greater than 50.00% but less than or equal to 62.50%	Greater than 62.50% but less than or equal to 75.00%	Greater than 75.00% but less than 87.50%	Equal to or greater than 87.50%
Aggregate Sponsor Earnout Shares	251,686	629,220	1,090,646	1,552,074	2,013,504

The dates and amount of the lapse of the risk of forfeiture of the Sponsor Earnout Shares are as follows:

•

The lapse of the risk of forfeiture of 50% of the Sponsors Earnout Shares (the “2019 Sponsor Earnout Shares”) will irrevocably occur if the 2019 Earnout Shares are issued by the Company; provided, that the Earnout Reduction shall also apply to the 2019 Sponsor Earnout Shares (provided that the 2019 Sponsor Earnout Shares shall be finally forfeited to the Company without consideration if it is finally determined that the 2019 Earnout Shares are not earned and issuable);

•

The lapse of the risk of forfeiture of 50% of the Sponsor Earnout Shares (the “2020 Sponsor Earnout Shares) will irrevocably occur if the 2020 Earnout Shares are issued by the Company; provided, that the Earnout Reduction shall also apply to the 2020 Sponsor Earnout Shares (provided that the 2020 Sponsor Earnout Shares shall be finally forfeited to the Company without consideration if it is finally determined that the 2020 Earnout Shares are not earned an issuable); and

•

For any Sponsor Earnout Shares for which the risk of forfeiture has not yet lapsed, or been forfeited, pursuant to the provisions above, the lapse of the risk of forfeiture shall irrevocably occur if and when any Earnout Shares become earned and issuable under the Purchase Agreement due to an Acceleration Event.

In addition, each Sponsor has irrevocably and unconditionally agreed that, prior to the lapse of the risk of forfeiture of the Sponsor Earnout Shares, such Sponsor shall not transfer all or any portion of such Sponsor Earnout Shares, other than to a permitted transferee (as described in a letter agreement, dated December 7, 2017, between the Company and Sponsors) who enters into a written agreement for the benefit of the parties to the Founder Shares Agreement pursuant to which such permitted transferee agrees to be bound by the provisions of the Founder Shares Agreement provided that, following such transfer, such Sponsor continues to beneficially own such transferred Earnout Shares for all purposes, including voting rights.

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

The amount held in the Trust Account as of March 31, 2019 was $147,256,712, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit, $3,086,039 of interest income earned on these holdings, and $1,437,500 issuance of promissory notes, less $1,016,827 withdrawn from the interest earned on the Trust Account to pay tax obligations.

Additionally, there was $280,628 of interest accrued, but not yet credited to the Trust Account, which was recorded on the condensed balance sheets in Interest receivable on cash and marketable securities held in Trust Account as of March 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented  in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 as filed with the SEC on December 6, 2018, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The interim results for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any future interim periods.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of March 31, 2019, the Company had $137,347 in cash and a working capital deficit of $3,108,599. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this uncertainty by raising additional capital. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2019, the assets held in the Trust Account were invested in a money market fund.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2019 and September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942  shares of common stock since the exercise of the warrants is contingent upon future events, as of March 31, 2019 and 2018, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events, as of March 31, 2019 and 2018 and (3) the 60,000 and 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of March 31, 2019 and 2018.   Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted to remove net income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	Period from October 9, 2017 (Date of Inception) through March 31,
	2019	2018	2019	2018
Net income (loss)	$(247,272)	$21,980	$(411,375)	$(123,948)
Less: net income attributable to common stock subject to redemption	(443,705)	(260,326)	(856,067)	(288,480)
Adjusted net loss	$(690,977)	$(238,346)	$(1,267,442)	$(412,428)
Weighted-average common shares outstanding, basic and diluted	4,181,424	4,038,843	4,171,130	4,050,318
Net loss per share common share, basic and diluted	$(0.17)	$(0.06)	$(0.30)	$(0.10)

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2019 or September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of March 31, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three months ended March 31, 2019 and 2018, the Company incurred $60,000 in fees for these services, and $120,000 for the six months ended March 31, 2019 and for the period from October 9, 2017 (date of inception) through March 31, 2018  and $0 is included in accounts payable in the accompanying condensed balance sheets as of March 31, 2019 and September 30, 2018.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial stockholders are entitled to registration rights pursuant to a registration rights agreement signed on December 7, 2017 (the “Initial Registration Rights Agreement”). Under the terms of the Initial Registration Rights Agreement, the Company’s initial stockholders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

In connection with the Kaleyra Business Combination, the Company agreed to amend and restate (the “Amended Registration Rights Agreement”) the Initial Registration Rights Agreement in the form attached to the Stock Purchase Agreement. Pursuant to the Amended Registration Rights Agreement, after the date of Closing, the Seller’s Representative, one of the Founders, Cowen Investments II LLC, a Delaware limited liability company (“Cowen II”), or the holders of at least a majority-in-interest of the then-outstanding Private Shares, shares issued upon exercise of the Company’s Private Placement Warrants or the conversion of the rights held by the initial stockholders, and the shares issued in the Kaleyra Business Combination (collectively, the “Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that the Company register the Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Amended Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Amended Registration Rights Agreement, the holders of the Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Kaleyra Business Combination. Notwithstanding the foregoing, Cowen II, and two of the Founders who are affiliates of Cowen II, Irwn Silverberg (“Silverberg”) and Jeffrey Bernstein (“Bernstein”), may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after December 7, 2017 and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements, provided, that the Company is not required to pay for any registration if the request for such registration is subsequently withdrawn at the request of the holders of a majority of the Registrable Securities to be registered in such registration.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, at the IPO price less deferred underwriting discounts and commissions. On January 9, 2018, the underwriters elected to fully exercise their over-allotment option to purchase 1,875,000 Units at a purchase price of $10.00 per unit.

The Company paid an underwriting discount of $0.20 per Unit offering price (or approximately $0.0467 per unit for each Unit sold pursuant to the underwriters’ over-allotment option).

Business Combination Marketing Agreement

The Company engaged Cowen and Company, LLC (an affiliate of Cowen II) and Chardan Capital Markets, LLC (collectively, the “Advisors”) as advisors in connection with the Business Combination pursuant to a business combination marketing agreement. Pursuant to that agreement, the Company will pay the Advisors a cash fee for such services upon the consummation of the Business Combination in an amount equal to, in the aggregate, (i) 3.5% of the gross proceeds of the Offering, excluding any proceeds from the full or partial exercise of the over-allotment option, plus (ii) 5.033333% of the gross proceeds of the Offering, if any, from the full or partial exercise of the over-allotment option (in each case, exclusive of any applicable finders’ fees which might become payable).

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2019 and September 30, 2018, there were 4,193,926 and 4,152,789 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 14,268,080 and 14,309,217 such shares as of March 31, 2018 and September 30, 2018).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2019, there were no shares of preferred stock issued and outstanding.

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

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 18-month period (or 24-month period as described above) allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants (excluding the warrants sold in the Private Placement Units as discussed in Note 4) become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

As of March 31, 2019 and September 30, 2018, there were 11,154,942 warrants outstanding.

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

If the Company is unable to complete a Business Combination on or prior to the 18-month period (or 24-month period as described in Note 1) allotted to complete the Business Combination and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

As of March 31, 2019 and September 30, 2018, there were 14,873,256 rights outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock as of March 31, 2019 and September 30, 2018 are 60,000 shares issued in consideration of future services to the Company’s independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2019	September 30, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$147,256,712	$144,964,309

8. Notes Payable

On March 6, 2019, the Company issued four unsecured promissory notes in the aggregate principal amount of $1,437,500, representing $0.10 per public share. The funds have been deposited into the Trust Account as described in the prospectus filed by the Company in connection with the Company’s IPO. As a result, the period of time the Company has to consummate its previously announced business combination has been extended by three months to June 12, 2019. The promissory notes are recorded in “Notes Payable” on the condensed balance sheet as of March 31, 2019.

The promissory notes bear no interest and are repayable in full upon the consummation of the Company’s previously announced business combination.

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

Overview

We are a blank check company incorporated on October 9, 2017 in the State of Delaware formed for the purpose of entering into a merger, a share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”) and the sale of the units (the “Private Placement Units”) to our Founders which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, three-fourths (3/4) of a warrant to purchase one share of common stock, and one-tenth (1/10) of a right to receive one share of common stock upon or consummation of a Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private placement warrants”. As set forth above in Note 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – Business Combination, on February 22, 2019, the Company entered into a stock purchase agreement for its initial Business Combination.  The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

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

Similarly, if we issue debt securities or otherwise incur significant indebtedness, including the potential issuance of the Convertible Notes as part of the consideration for our initial Business Combination, it could result in:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from October 9, 2017 (Date of Inception) through March 31, 2018, our only activities have been organizational activities and activities to identify a target business for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), which was funded after our initial public offering of Units consisting of one share of common stock, three-quarters of one warrant to purchase one share of common stock, and one right to receive one-tenth of one share of common stock upon our completion of an initial business combination to hold an amount of cash and marketable securities equal to that raised in the Offering, including such proceeds from the exercise of the underwriters’ over-allotment option. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended March 31, 2019, we incurred a net loss of $247,272 and $411,375, respectively, which consisted of operating expenses of $820,406 and $1,517,156, respectively, and a provision for income taxes of $231,758 and $446,297, respectively, partially offset by $804,892 and $1,552,078, respectively, of interest income on marketable securities held in the Trust Account.

For the three months ended March 31, 2018, we generated a net income of $21,980 which consisted of interest income on marketable securities held in the Trust Account of $506,542, which was partially offset by operating expenses of $312,722 and a provision for income taxes of $171,840.

For the period from October 9, 2017 (date of inception) through March 31, 2018, we incurred a net loss of $123,948 which consisted of operating costs of $494,847 and a provision for income taxes of $183,427, partially offset by interest income on marketable securities held in the Trust Account of $554,326.

Our business activities for the three and six months ended March 31, 2019, and for the three months ended March 31, 2019, as well as for the period from October 9, 2017 (date of inception) through March 31, 2018, consisted solely of identifying and evaluating a potential initial business combination.

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

As of March 31, 2019, we held cash and marketable securities in the amount of $147,256,712 in the Trust Account and $280,628 of interest receivable. The marketable securities consisted of U.S. money market funds. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three and six months ended March 31, 2019, we withdrew $415,589 and $637,704, respectively, from the interest earned on the Trust Account to pay tax obligations.

For the six months ended March 31, 2019, cash used in operating activities was $1,097,625, consisting of a net loss of $411,375, interest earned on marketable securities held in Trust Account of $1,492,607, $59,471 of interest receivable on cash and marketable securities held in Trust Account, partially offset by changes in operating assets and liabilities of $865,828.

As of March 31, 2018, we held cash and marketable securities in the amount of $144,304,326 in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Through March 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the period October 9, 2017 (date of inception) through March 31, 2018, cash used in operating activities was $689,860, consisting of a net loss of $123,948, changes in operating assets and liabilities of $11,586, and interest earned on marketable securities held in the Trust Account of $554,326.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to  complete our initial Business Combination as set forth above and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds held outside of the Trust Account are insufficient to cover such expenses.

As of March 31, 2019, we had cash of $137,347 held outside the Trust Account. We intend to raise additional funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering (or 24 months, as applicable, as described above in the Business Combination section), assuming that a business combination is not consummated during that time. Over the remainder of this time period, we intend to use these funds primarily for consummating the initial Business Combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on December 8, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942  shares of common stock since the exercise of the warrants is contingent upon future events, as of March 31, 2019 and 2018, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events, as of March 31, 2019 and 2018 and (3) the 60,000 and 65,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of March 31, 2019 and 2018. Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

In accordance with the two-class method, the Company’s net income (loss) is adjusted to remove net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the trust account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,	Period from October 9, 2017 (Date of Inception) through March 31,
	2019	2018	2019	2018
Net income (loss)	$(247,272)	$21,980	$(411,375)	$(123,948)
Less: net income attributable to common stock subject to redemption	(443,705)	(260,326)	(856,067)	(288,480)
Adjusted net loss	$(690,977)	$(238,346)	$(1,267,442)	$(412,428)
Weighted-average common shares outstanding, basic and diluted	4,181,424	4,038,843	4,171,130	4,050,318
Net loss per share common share, basic and diluted	$(0.17)	$(0.06)	$(0.30)	$(0.10)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2019 and September 30, 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of March 31, 2019, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of March 31, 2019, $147,256,712 was held in the trust account for the purposes of consummating an initial business combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter , there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GIGCAPITAL, INC.

Dated: May 8, 2019	By:	/s/ Dr. Avi S. Katz
	Name:	Dr. Avi S. Katz
	Title:	Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

GIGCAPITAL, INC.

Dated: May 8, 2019	By:	/s/ Tara McDonough
	Name:	Tara McDonough
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)