Form 10-Q
period 2019-06-30
GigCapital, Inc.
filed 2019-08-08
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, there were 11,636,542 shares of the Company’s common stock issued and outstanding.

GIGCAPITAL, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

GIGCAPITAL, INC.

Condensed Balance Sheets

	June 30,	September 30,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash	$329,245	$597,268
Receivable from related party	6,946	6,229
Prepaid expenses	31,982	110,439
Total current assets	368,173	713,936
Cash and marketable securities held in Trust Account	77,838,232	144,964,309
Interest receivable on cash and marketable securities held in Trust Account	155,566	221,157
TOTAL ASSETS	$78,361,971	$145,899,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,275,461	$64,581
Payable to related party	44,119	-
Notes payable to Founders	2,074,099	-
Accrued liabilities	630,922	772,840
Other current liabilities	203,018	221,865
Total current liabilities	4,227,619	1,059,286
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 7,238,641 and 14,309,217 shares as of June 30, 2019 and September 30, 2018, respectively, at a redemption value of $10.00 per share	69,134,351	139,840,115
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,397,901 and 4,152,789 shares issued and outstanding as of June 30, 2019 and September 30, 2018 (excluding 7,238,641 and 14,309,217 shares subject to possible redemption as of June 30, 2019 and September 30, 2018, respectively)	440	415
Additional paid-in capital	6,190,351	5,664,971
Accumulated deficit	(1,190,790)	(665,385)
Total stockholders’ equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,361,971	$145,899,402

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
General and administrative expenses	619,588	290,614	2,136,744	785,461
Loss from operations	(619,588)	(290,614)	(2,136,744)	(785,461)
Other income
Interest income on cash and marketable securities held in Trust Account	708,576	589,769	2,260,654	1,144,095
Net income before provision for income taxes	88,988	299,155	123,910	358,634
Provision for income taxes	(203,018)	(195,156)	(649,315)	(378,583)
Net income (loss)	$(114,030)	$103,999	$(525,405)	$(19,949)
Weighted-average common shares outstanding, basic and diluted	4,238,180	4,033,329	4,153,252	4,044,483
Net loss per share common share, basic and diluted (Note 2)	$(0.10)	$(0.05)	$(0.37)	$(0.15)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	4,193,926	$419	$6,076,342	$(1,076,760)	$5,000,001
Redemption of public shares	(6,825,464)	(682)	(70,179,677)	-	(70,180,359)
Shares subject to redemption	7,029,439	703	70,293,686	-	70,294,389
Net loss	-	-	-	(114,030)	(114,030)
Balance as of June 30, 2019	4,397,901	$440	$6,190,351	$(1,190,790)	$5,000,001

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Nine Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity
Balance as of October 1, 2018	4,152,789	$415	$5,664,971	$(665,385)	$5,000,001
Redemption of public shares	(6,825,464)	$(682)	(70,179,677)	$-	(70,180,359)
Shares subject to redemption	7,070,576	707	70,705,057	-	70,705,764
Net loss	-	-	-	(525,405)	(525,405)
Balance as of June 30, 2019	4,397,901	$440	$6,190,351	$(1,190,790)	$5,000,001

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
Three Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	4,103,645	$410	$5,123,540	$(123,948)	$5,000,002
Shares subject to redemption	(10,400)	(1)	(103,999)		(104,000)
Net income	-	-	-	103,999	103,999
Balance as of June 30, 2018	4,093,245	$409	$5,019,541	$(19,949)	$5,000,001

Period from October 9, 2017 (Date of Inception)	Common Stock		Additional Paid-In	Accumulated	Stockholders'
through June 30, 2018	Shares	Amount	Capital	Deficit	Equity
Balance as of October 9, 2017 (inception)	-	$-	$-	$-	$-
Sale of common stock to Founders at $0.005858 per share	4,267,500	427	24,573	-	25,000
Sale of common stock to Founders in private placement at $10 per share	498,256	49	4,982,511	-	4,982,560
Forfeiture of shares	(738,750)	(74)	74	-	-
Issuance of Insider shares for no consideration	65,000	7	(7)	-	-
Sale of common stock in Initial Public Offering	12,500,000	1,250	124,998,750	-	125,000,000
Sale of common stock in Over-Allotment Option	1,875,000	188	18,749,812	-	18,750,000
Shares subject to redemption	(14,373,761)	(1,438)	(143,736,172)	-	(143,737,610)
Net loss	-	-	-	(19,949)	(19,949)
Balance as of June 30, 2018	4,093,245	$409	$5,019,541	$(19,949)	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2019	2018
Operating Activities
Net loss	$(525,405)	$(19,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,105,087)	(1,144,095)
Interest receivable on cash and marketable securities held in Trust Account	(155,566)	-
Change in operating assets and liabilities:
Receivable from related party	(717)	(8,570)
Prepaid expenses	78,457	(182,318)
Accounts payable	1,210,880	105,837
Payable to related party	44,119	-
Accrued liabilities	(141,918)	-
Other current liabilities	(18,847)	195,156
Net cash used in operating activities	(1,614,084)	(1,053,939)
Investing Activities
Investment of cash in Trust Account, net	(1,677,500)	(143,750,000)
Interest income used to pay taxes	949,462	183,677
Cash withdrawn from Trust Account	70,180,359	-
Net cash provided by (used in) investing activities	69,452,321	(143,566,323)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	-	141,162,440
Proceeds from sale of Private Placement Shares	-	4,982,560
Proceeds from the sale of Founder Shares	-	25,000
Promissory notes from related parties	-	50,536
Repayment of promissory notes from related parties	-	(50,536)
Payment of deferred offering costs	-	(664,499)
Redemption of common stock	(70,180,359)
Promissory notes issued in conjunction with extension	2,074,099	-
Net cash provided by (used in) financing activities	(68,106,260)	145,505,501
Net change in cash and cash equivalents	(268,023)	885,239
Cash and cash equivalents, beginning of period	597,268	-
Cash and cash equivalents, end of period	$329,245	$885,239

Supplemental disclosure of noncash investing activities
Change in value of common stock subject to possible redemption	$525,405	$104,000

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

As of June 30, 2019, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

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

Recent Developments

Special Meeting of the Company’s Stockholders for Extension

On June 5, 2019, GigCapital, Inc. (the “Company”) filed with the Secretary of State of the State of Delaware (“DE SOS”) a Certificate of Amendment (the “Extension Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, pursuant to which the date by which the Company must consummate its initial Business Combination with Kaleyra S.p.A, (“Kaleyra”), was extended from June 12, 2019 to December 12, 2019 (such extension, the “Second Extension”). The Extension Amendment was approved by the Company’s stockholders at the Special Meeting and became effective upon the filing thereof with the DE SOS.

The results of voting on the proposals submitted to a vote of the Company’s stockholders at the Special Meeting, held on June 5, 2019, were as follows:

Proposal No. 1

The Extension Amendment was approved as follows:

For	Against	Abstain	Broker Non-Votes
17,529,028	126,876	20,000	0

In connection with the Second Extension and the Extension Amendment, stockholders elected to redeem 6,825,464 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which represents approximately 47.5% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $77.8 million will remain in the trust account and 11,636,542 shares of Common Stock will remain issued and outstanding.

Extension Amendment Contributions

In conjunction with the approval of the Second Extension, the Founders agreed to contribute to the Company as a loan $240,000 for each calendar month, or portion thereof, that is needed by GigCapital to complete the Business Combination with Kaleyra (each, a “Contribution”). The Contributions were conditional upon the implementation of the Second Extension. The Contributions do not bear interest and are repayable by GigCapital upon consummation of the Business Combination with Kaleyra. The Sponsor will have the sole discretion to determine whether to continue extending for additional months until the Extended Date, and if the Sponsor determines not to continue extending for additional months, the obligation of the Sponsor and Founders to make additional Contributions will terminate and GigCapital will dissolve and liquidate in accordance with its Charter.

On June 10, 2019, the Company issued four non-convertible unsecured promissory notes (each, a “Second Extension Note” and collectively the “Second Extension Notes”) in the aggregate principal amount of $240,000 to the Founders. The Founders deposited the funds into the Trust Account.

On June 10, 2019, the Company issued an additional four convertible unsecured promissory notes (each, a “Working Capital Note” and collectively the “Working Capital Notes”) in the aggregate principal amount of $91,667 to the Founders. The Working Capital Notes were issued to provide the Company with additional working capital during the Second Extension and will not be deposited into the Trust Account. The Company issued the Working Capital Notes in consideration for loans from the payees to fund the Company’s working capital requirements. The convertible notes are convertible at the payee’s election upon the consummation of the Business Combination. Upon such election, the convertible notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering, except that the private placement warrants which comprise a part of the private placement units issued to the non-Sponsor Founders, so long as they are held by the non-Sponsor Founders, or any of their related persons under FINRA rules, will expire five years from the effective date of the Company’s registration statement, or earlier upon the Company’s liquidation.

Initial extension

The Company’s initial public offering IPO prospectus and charter provided that the Company initially had until March 12, 2019 (the date which was 15 months after the consummation of the IPO) to complete a business combination. The Company’s IPO prospectus and charter also provided that the Company could extend such 15 months period an additional 3 months if the Founders deposited into the Company’s trust account established following the IPO an amount equal to the aggregate total of $0.10 per public share sold in the IPO, for a total deposit of $1,437,500.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of the remaining outstanding shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete the Business Combination by December 12,, 2019; or (iii) pursuant to an authorized redemption of the public shares in connection with the stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem the remaining public shares if it does not complete the Kaleyra Business Combination by December 12, 2019.  If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation.

Business Combination

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kaleyra, Shareholder Representative Services LLC, (the “Seller Representative”) as representative for the of the ordinary shares of the Kaleyra immediately prior to the closing (the “Closing” and the date on which the Closing occurs, the “Closing Date”) of the transaction, and all of the stockholders of all of the Kaleyra stock (collectively, such Kaleyra stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of the Kaleyra stock (the “Kaleyra Business Combination”). Kaleyra is a communications platform as a service (“CPaaS”) provider. The parties expect to close the proposed transaction in the second half of 2019. The transaction is subject to customary closing conditions, including regulatory and stockholder approval.

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

Earnout Shares

In addition to the right to receive the Aggregate Closing Consideration, each Seller will have the contingent right to receive additional shares of Company Common Stock upon the achievement of the following revenue and adjusted earnings before interest, income taxes, depreciation, and amortization, (“EBITDA”) milestones (the “Earnout Shares” and together with the Closing Share Consideration, the “Transaction Securities”):

(1) If the pro forma revenue and pro forma adjusted EBITDA of the post-combination Company and its subsidiaries for the 2019 fiscal year exceeds the pro forma revenue and pro forma adjusted EBITDA of Kaleyra and its subsidiaries for the 2018 fiscal year by thirty percent (30%) and forty-five percent (45%) respectively, then the aggregate number of Earnout Shares which the Sellers will be entitled to receive (the “2019 Earnout Shares”) is as follows, determined based on the applicable Redemption Range:

Redemption Percentage	Less than 50.00%	Equal to or greater than 50.00% but less than or equal to 62.50%	Greater than 62.50% but less than or equal to 75.00%	Greater than 75.00% but less than 87.50%	Equal to or greater than 87.50%
Aggregate 2019 Earnout Shares	2,146,133	1,954,892	1,763,633	1,563,642	1,363,633

(2) If the revenue and adjusted EBITDA of the post-combination Company and its subsidiaries for the 2020 fiscal year exceeds the pro forma revenue and pro forma adjusted EBITDA of the Company and its subsidiaries for the 2019 fiscal year by thirty percent (30%) and forty-five percent (45%) respectively, then the number of Earnout Shares which the Sellers will be entitled to receive (the “2020 Earnout Shares”) is as follows, determined based on the applicable Redemption Range:

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

Lock-Up

Subject to certain exceptions (including the sale of Company Common Stock or Earnout Shares to satisfy certain taxes that may be payable by certain Sellers upon the receipt of Company Common Stock), each Seller agrees that such Seller shall not transfer any Company Common Stock issued to such Seller as part of the Closing Share Consideration or any Earnout Shares that may have been issued to such Seller until the earlier of (i) the first anniversary of the Closing Date or (ii) the date, following the Closing Date, on which (x) the last sale price of Company Common Stock equals or exceeds US$12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred fifty (150) days after the Closing Date or (y) the Company’s completion of a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Company Common Stock for cash, securities or other property (such earliest date being the “Lock-Up Termination Date”).

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

Expense Reimbursement

If the Kalyera Business Combination is not consummated, each party shall bear its respective legal, accountants, and financial advisory fees and other expenses incurred with respect to the Purchase Agreement and the Kalyera Business Combination (collectively “Expenses”). If the Kalyera Business Combination is consummated, the Company shall pay, or cause to be paid, all Expenses at or after the Closing, including the out-of-pocket costs and expenses incurred by Kaleyra and its subsidiaries in connection with the Purchase Agreement and the Kalyera Business Combination (including any fees and expenses of representatives of Kaleyra and its subsidiaries).

Founder Shares Agreement

The Founders have entered into a Founder Shares Agreement with the Company, Kaleyra and the Seller Representative on February 22, 2019 (the “Founder Shares Agreement”) with regard to their shares of Company Common Stock held by each of them (the “Founder Shares”),

Pursuant to the terms of the Founder Shares Agreement, each Founder agreed that a portion of the Founder Shares will be forfeited in the event that either the 2019 Earnout Shares or the 2020 Earnout Shares are not issued in full (such Founder Shares subject to risk of forfeiture, the “Founder Earnout Shares”). The aggregate number of Founder Earnout Shares will be determined as follows, based on the applicable Redemption Range:

Redemption Percentage	Less than 50.00%	Equal to or greater than 50.00% but less than or equal to 62.50%	Greater than 62.50% but less than or equal to 75.00%	Greater than 75.00% but less than 87.50%	Equal to or greater than 87.50%
Aggregate Founder Earnout Shares	251,686	629,220	1,090,646	1,552,074	2,013,504

The dates and amount of the lapse of the risk of forfeiture of the Founder Earnout Shares are as follows:

•

The lapse of the risk of forfeiture of 50% of the Founder Earnout Shares (the “2019 Founder Earnout Shares”) will irrevocably occur if the 2019 Earnout Shares are issued by the Company; provided, that the Earnout Reduction shall also apply to the 2019 Founder Earnout Shares (provided that the 2019 Founder Earnout Shares shall be finally forfeited to the Company without consideration if it is finally determined that the 2019 Earnout Shares are not earned and issuable);

•

The lapse of the risk of forfeiture of 50% of the Founder Earnout Shares (the “2020 Founder Earnout Shares) will irrevocably occur if the 2020 Earnout Shares are issued by the Company; provided, that the Earnout Reduction shall also apply to the 2020 Founder Earnout Shares (provided that the 2020 Founder Earnout Shares shall be finally forfeited to the Company without consideration if it is finally determined that the 2020 Earnout Shares are not earned an issuable); and

•

For any Founder Earnout Shares for which the risk of forfeiture has not yet lapsed, or been forfeited, pursuant to the provisions above, the lapse of the risk of forfeiture shall irrevocably occur if and when any Earnout Shares become earned and issuable under the Purchase Agreement due to an Acceleration Event.

In addition, each Founder has irrevocably and unconditionally agreed that, prior to the lapse of the risk of forfeiture of the Founder Earnout Shares, such Founder shall not transfer all or any portion of such Founder Earnout Shares, other than to a permitted transferee (as described in a letter agreement, dated December 7, 2017, between the Company and Founders) who enters into a written agreement for the benefit of the parties to the Founder Shares Agreement pursuant to which such permitted transferee agrees to be bound by the provisions of the Founder Shares Agreement provided that, following such transfer, such Founder continues to beneficially own such transferred Founder Shares for all purposes, including voting rights.

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

The amount held in the Trust Account as of June 30, 2019 was $77,838,232, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit, $3,919,676 of interest income earned on these holdings, and $1,437,500 issuance of promissory notes as part of the Initial Extension, and $240,000 in Extension Contributions, less $70,180,359 in redemptions and $1,328,585 withdrawn from the interest earned on the Trust Account to pay tax obligations.

Additionally, there was $155,566 of interest accrued, but not yet credited to the Trust Account, which was recorded on the condensed balance sheets in Interest receivable on cash and marketable securities held in Trust Account as of June 30, 2019.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented  in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 as filed with the SEC on December 6, 2018, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The interim results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2019 or for any future interim periods.

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of June 30, 2019, the Company had $329,245 in cash and a working capital deficit of $3,859,446. Further, the Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this uncertainty by raising additional capital. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2019, the assets held in the Trust Account were invested in a money market fund.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019 and September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942  shares of common stock since the exercise of the warrants is contingent upon future events, as of March 31, 2019 and 2018, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events, as of June 30, 2019 and 2018 and (3) the 60,000   shares of common stock underlying restricted stock awards that are still subject to forfeiture as of June 30, 2019 and 2018.   Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted to remove net income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2019	2018	2019	2018
Net income (loss)	$(114,030)	$103,999	$(525,405)	$(19,949)
Less: net income attributable to common stock subject to redemption	(314,488)	(307,146)	(1,002,351)	(595,835)
Adjusted net loss	$(428,518)	$(203,147)	$(1,527,756)	$(615,784)
Weighted-average common shares outstanding, basic and diluted	4,238,180	4,033,329	4,153,252	4,044,483
Net loss per share common share, basic and diluted	$(0.10)	$(0.05)	$(0.37)	$(0.15)

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 or September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2019 or September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 Founders Shares for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of June 30, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three months ended June 30, 2019 and 2018, the Company incurred $60,000 in fees for these services, and $180,000 for the nine months ended June 30, 2019 and $135,484 for the period from October 9, 2017 (date of inception) through June 30, 2018. $20,000 and $0 are included in accounts payable in the accompanying condensed balance sheets as of June 30, 2019 and September 30, 2018, respectively.

Notes Payable to Founders

On March 6, 2019, as part of the Initial Extension, the Company issued four unsecured promissory notes to the Founders in the aggregate principal amount of $1,437,500, representing $0.10 per public share. Subsequently, on June 10th, the Founders loaned the Company an additional $636,599 in conjunction with the second extension to December 12, 2019.

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

In connection with the Business Combination, the Company agreed to amend and restate (the “Amended Registration Rights Agreement”) the Initial Registration Rights Agreement in the form attached to the Stock Purchase Agreement. Pursuant to the Amended Registration Rights Agreement, after the date of closing of the Business Combination, the Seller’s Representative, Cowen II, or the holders of at least a majority-in-interest of the then-outstanding Private Shares, shares issued upon exercise of the Company’s Private Placement Warrants or the conversion of the rights held by the initial stockholders, and the shares issued in the Business Combination (collectively, the “Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that the Company register the Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Amended Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Amended Registration Rights Agreement, the holders of the Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. Notwithstanding the foregoing, Cowen II, and two of the Founders who are affiliates of Cowen II, Irwin Silverberg (“Silverberg”) and Jeffrey Bernstein (“Bernstein”), may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after December 7, 2017 and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements, provided, that the Company is not required to pay for any registration if the request for such registration is subsequently withdrawn at the request of the holders of a majority of the Registrable Securities to be registered in such registration.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of June 30, 2019 and September 30, 2018, there were 4,397,901 and 4,152,789 shares of Common Stock issued and outstanding and not subject to possible redemption (of which there are 7,238,641 and 14,309,217 such shares as of June 30, 2019 and September 30, 2018).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2019, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2019 and September 30, 2018, there were 11,154,942 warrants outstanding.

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

If the Company is unable to complete a Business Combination on or prior to the  24-month period as described in Note 1) allotted to complete the Business Combination and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

As of June 30, 2019 and September 30, 2018, there were 14,873,256 rights outstanding.

Stock-based Compensation

Included in the outstanding shares of Common Stock as of June 30, 2019 and September 30, 2018 are 60,000 shares issued in consideration of future services to the Company’s independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2019	September 30, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$77,838,232	$144,964,309

8. NOTES PAYABLE TO FOUNDERS

On March 6, 2019, as part of the Initial Extension, the Company issued four unsecured promissory notes to the Founders in the aggregate principal amount of $1,437,500, representing $0.10 per public share. The funds have been deposited into the Trust Account. As a result, the period of time the Company has to consummate its Business Combination was extended by three months to June 12, 2019.

The promissory notes bear no interest and are repayable in full upon the consummation of the Company’s previously announced Business Combination.

As part of the Second Extension, increasing the period of time the Company has to consummate its Business Combination by another six months to December 12, 2019, the Company issued the Second Extension Notes in the aggregate principal amount of $240,000 to the Founders.

Also included in Notes Payable to Founders on the condensed balance sheet as of June 30, 2019 are $396,599 from the Company’s Founders to be held for use as Second Extension Notes and Working Capital Notes, as discussed in Note 9 below.

9. SUBSEQUENT EVENTS

Second Extension Additional Contribution, Notes Cancellation and Cumulative Notes Reissuance

On July 10, 2019, in connection with the second monthly Contribution, the Founders deposited an additional aggregate $240,000 into the Trust Account, and the Company cancelled the Initial Extension Notes dated June 10, 2019, in the amount of $240,000 in the aggregate, and reissued each of the Second Extension Notes to include the aggregate of both the first and second monthly Contribution amounts for each payee, totaling $480,000.

Additionally, on July 10, 2019, in connection with the second monthly Contribution, an additional aggregate $64,932 of working capital was loaned to the Company by the Founders, and as a result the Company cancelled the original Working Capital Notes dated June 10, 2019 in the amount of $91,667 and reissued the Working Capital Notes to include the aggregate of both the first and second working capital loans to the Company for each payee in the total amount of $156,599.

The Second Extension Notes and Working Capital Notes bear no interest and are repayable in full upon the consummation of the Kaleyra business combination.

Preliminary Business Combination Proxy Statement

On July 31, 2019, the Company filed a Preliminary Proxy Statement with the SEC to invite stockholders to vote on the Business Combination outlined above in Note 1 between the Company and Kaleyra.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek”, “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from October 9, 2017 (Date of Inception) through June 30, 2019, our only activities have been organizational activities and activities to identify a target business for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), which was funded after our initial public offering of Units consisting of one share of common stock, three-quarters of one warrant to purchase one share of common stock, and one right to receive one-tenth of one share of common stock upon our completion of an initial Business Combination to hold an amount of cash and marketable securities equal to that raised in the Offering, including such proceeds from the exercise of the underwriters’ over-allotment option. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended June 30, 2019, we incurred a net loss of $114,030 and $525,405, respectively, which consisted of operating expenses of $619,588 and $2,136,744, respectively, and a provision for income taxes of $203,018 and $649,315, respectively, partially offset by $708,576 and $2,260,654, respectively, of interest income on marketable securities held in the Trust Account.

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

Our business activities for the three and nine months ended June 30, 2019, and for the three months ended June 30, 2019, as well as for the period from October 9, 2017 (date of inception) through June 30, 2018, consisted solely of identifying and evaluating a potential initial Business Combination.

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

As of June 30, 2019, we held cash and marketable securities in the amount of $77,838,232 in the Trust Account and $155,566 of interest receivable. The marketable securities consisted of U.S. money market funds. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three and nine months ended June 30, 2019, we withdrew $311,758 and $949,462, respectively, from the interest earned on the Trust Account to pay tax obligations.

For the nine months ended June 30, 2019, cash used in operating activities was $1,614,084, consisting of a net loss of $525,405, interest earned on marketable securities held in Trust Account of $2,105,087, $155,566 of interest receivable on cash and marketable securities held in Trust Account, partially offset by changes in operating assets and liabilities of $1,171,974.

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

As of June 30, 2019, we had cash of $329,245 held outside the Trust Account. We intend to raise additional funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering as described above in the Business Combination section, assuming that a business combination is not consummated during that time. Over the remainder of this time period, we intend to use these funds primarily for consummating the initial Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on December 8, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942  shares of common stock since the exercise of the warrants is contingent upon future events, as of June 30, 2019 and 2018, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events, as of June 30, 2019 and 2018 and (3) the 60,000  shares of common stock underlying restricted stock awards that are still subject to forfeiture as of June 30, 2019 and 2018.   Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

In accordance with the two-class method, the Company’s net income (loss) is adjusted to remove net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the trust account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,	Period from October 9, 2017 (Date of Inception) through June 30,
	2019	2018	2019	2018
Net income (loss)	$(114,030)	$103,999	$(525,405)	$(19,949)
Less: net income attributable to common stock subject to redemption	(314,488)	(307,146)	(1,002,351)	(595,835)
Adjusted net loss	$(428,518)	$(203,147)	$(1,527,756)	$(615,784)
Weighted-average common shares outstanding, basic and diluted	4,238,180	4,033,329	4,153,252	4,044,483
Net loss per share common share, basic and diluted	$(0.10)	$(0.05)	$(0.37)	$(0.15)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019 and September 30, 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial Business Combination. We have neither engaged in any operations nor generated any revenues. As of June 30, 2019, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of June 30, 2019, $77,838,232 was held in the trust account for the purposes of consummating an initial Business Combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2017, we consummated the initial closing of the Offering, wherein we sold 12,500,000 Units. The Units sold in the Offering each consisted of one share of common stock, three-fourths (3/4) of a warrant to purchase one share of common stock, and one-tenth (1/10) of a right to receive one share of common stock upon or consummation of a Business Combination. On January 9, 2018, upon the underwriters’ election to fully exercise their over-allotment option in the Offering, we consummated a second and final closing of the Offering, wherein we sold 1,875,000 Units. The Units in the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds from the initial and second closings of the Offering in the aggregate amount of $143,750,000. The Units sold in the Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-221581 and 333-221948), which were declared effective by the SEC on December 7, 2017, and December 8, 2017, respectively. The underwriters for the Offering were Cowen and Company, LLC and Chardan Capital Markets, LLC.

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

As of June 30, 2019, $329,425 was held outside the Trust Account. Funds held outside the Trust Account will be used to fund our operating expenses.

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

GIGCAPITAL, INC.

Dated: August 8, 2019	By:	/s/ Dr. Avi S. Katz
	Name:	Dr. Avi S. Katz
	Title:	Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

GIGCAPITAL, INC.

Dated: August 8, 2019	By:	/s/ Tara McDonough
	Name:	Tara McDonough
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)