Form 10-K
period 2019-09-30
Kaleyra, Inc.
filed 2019-12-11
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38320

Kaleyra, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-4838205
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2479 E. Bayshore Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	KLR	NYSE American LLC
Warrants to receive one share of Common Stock	KLR WS	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NYSE Stock Market on March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $180,373,799.

The number of shares of Registrant’s Common Stock outstanding as of November 30, 2019 was 19,977,101.

Introductory Note

On November 25, 2019, Kaleyra, Inc. (f/k/a GigCapital, Inc. (“GigCapital”)) (the “Company” or “Kaleyra”) announced the consummation of its business combination with Kaleyra S.p.A. (the “Business Combination”) pursuant to that certain Stock Purchase Agreement, dated as of February 22, 2019, as amended, by and among GigCapital, Kaleyra S.p.A., the shareholders of Kaleyra S.p.A. (the “Sellers”) and the Shareholder Representative Services LLC, in its capacity as the Sellers’ representative (“Sellers’ Representative”) (the “Stock Purchase Agreement”), following the approval at the special meeting of the stockholders of GigCapital held on November 22, 2019 (the “Special Meeting”). In connection with the consummation of the Business Combination, the registrant changed its name from GigCapital, Inc. to Kaleyra, Inc., and changed its fiscal year end to December 31. Certain terms used in this Annual Report on Form 10-K have the same meaning as set forth in the definitive proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2019 by GigCapital.

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

PART I

Item 1. Business.

Introduction

We are a Delaware corporation and were formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. As noted in the Introductory Note above, we consummated the Business Combination with Kalerya S.p.A. on November 25, 2019.

Business Strategy

Our business strategy was to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leveraged our management team’s broad and deep relationship network and unique Technology, Media and Telecommunications (“TMT”) industry expertise including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

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

Competition

In identifying, evaluating and selecting a target business, we encountered intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possessed greater technical, human and other resources than us and our financial resources were relatively limited when contrasted with those of many of these competitors.

Employees

We had two executive officers. These individuals were not obligated to devote any specific number of hours to our matters and intended to devote only as much time as they deem necessary to our affairs. The amount of time they devoted in any time period varied based on whether a target business had been selected for the business combination and the stage of the business combination process the Company was in.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For purposes of the following risk factors, “Kaleyra” refers to Kaleyra S.p.A.

Risks Relating to Kaleyra

The market in which Kaleyra participates is highly competitive, and if Kaleyra does not compete effectively, its business, results of operations and financial condition could be harmed.

The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in Kaleyra’s market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using Kaleyra’s services. Kaleyra’s competitors fall into two primary categories:

•

CPaaS companies that offer a narrower set of software Application Programming Interfaces (“APIs”), less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and

•	Network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.

Some of Kaleyra’s competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, a larger global reach, larger budgets and significantly greater resources than Kaleyra does. In addition, they have the operating flexibility to bundle competing products and services at little or no incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, Kaleyra’s competitors may be able to respond more quickly and effectively than Kaleyra can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer services that address one or a limited number of functions at lower prices, with greater depth than Kaleyra’s services or in different geographies. Kaleyra’s current and potential competitors may develop and market new services with comparable functionality to Kaleyra’s services, and this could lead to Kaleyra having to decrease prices in order to remain competitive. In addition, some of Kaleyra’s competitors have lower list prices than us, which may be attractive to certain customers even if those services have different or lesser functionality. If Kaleyra is unable to maintain Kaleyra’s current pricing due to the competitive pressures, its margins will be reduced and Kaleyra’s business, results of operations and financial condition would be adversely affected. Customers utilize Kaleyra’s services in many ways and use varying levels of functionality that Kaleyra’s services offer or are capable of supporting or enabling within their applications.

Customers that use many of the features of Kaleyra’s services or use Kaleyra’s services to support or enable core functionality for their applications may have difficulty or find it impractical to replace Kaleyra’s services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace Kaleyra’s services with competitive offerings.

With the introduction of new services and new market entrants, Kaleyra expects competition to intensify in the future. In addition, some of Kaleyra’s customers choose to use Kaleyra’s services and Kaleyra’s competitors’ services at the same time. Moreover, as Kaleyra expands the scope of Kaleyra’s services, Kaleyra may face additional competition. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms, including developing necessary networks and platforms in-house.

Furthermore, if Kaleyra’s competitors were to merge such that the combined entity would be able to compete fully with Kaleyra’s service offering, then Kaleyra’s business, results of operations and financial condition may be adversely affected. If one or more of Kaleyra’s competitors were to merge or partner with another of Kaleyra’s competitors, the change in the competitive landscape could also adversely affect Kaleyra’s ability to compete effectively. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of Kaleyra’s services to achieve or maintain widespread market acceptance.

Kaleyra’s current and potential competitors have developed and may develop in the future product solutions that are available internationally. To the extent that customers seek product solutions that include support and scaling internationally, they may choose to use other service providers to fill their communication service needs. Each of these factors could harm Kaleyra’s business by leading to reduced revenues, slower growth and lower brand name recognition than Kaleyra’s competitors.

If Kaleyra is unable to expand or renew sales to existing clients, or attract new customers, Kaleyra’s growth could be slower than it expects and its business may be harmed.

Kaleyra’s future growth depends upon expanding sales of Kaleyra’s technology offerings and services with existing customers and with new customers. Kaleyra’s customers may not purchase Kaleyra’s technology offerings and services, or Kaleyra’s customers may reduce their purchasing volumes, if Kaleyra does not demonstrate the value proposition for their investment, and Kaleyra may not be able to replace existing customers with new customers. In addition, Kaleyra’s customers may not renew their contracts with Kaleyra on the same terms, or at all, because of dissatisfaction with Kaleyra’s service. If Kaleyra’s customers do not renew their contracts, Kaleyra’s revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to Kaleyra’s current client base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. Kaleyra plans to continue expanding its sales efforts but it may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that Kaleyra is able to hire, and sales personnel may not become fully productive on the timelines that it has projected, or at all. Additionally, although Kaleyra dedicates significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. Kaleyra cannot assure you that its efforts will increase sales to existing customers or additional revenue. If Kaleyra’s efforts to upsell to its customers are not successful, its future growth may be limited.

Kaleyra’s ability to achieve significant growth in revenue in the future will also depend upon its ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate competing technology offerings and services into its business, as such organization may be reluctant or unwilling to invest in new technology offerings and services. If Kaleyra fails to attract new customers and maintain and expand those client relationships, its revenue may grow more slowly than expected and its business may be harmed.

Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.

In the nine months ended September 30, 2019, and in calendar years 2018 and 2017, Kaleyra’s 10 largest customers generated an aggregate of 49%, 66% and 95% of its revenue, respectively. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers; is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner; does not develop new large enterprise customers; or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

Kaleyra’s business depends on customers increasing their use of Kaleyra’s services and any loss of customers or decline in their use of Kaleyra’s services could reduce Kaleyra’s profitability.

Kaleyra’s ability to grow and generate incremental revenue depends, in part, on Kaleyra’s ability to maintain and grow its relationships with existing customers and to have them increase their usage of Kaleyra’s Platform. If Kaleyra’s customers do not increase their use of Kaleyra’s services, then Kaleyra’s revenue may decline and Kaleyra’s results of operations may be harmed. Customers generally are charged based on the usage of Kaleyra’s services. Many of Kaleyra’s customers do not have long-term contractual financial commitments to Kaleyra and, therefore, many of Kaleyra’s customers may reduce or cease their use of Kaleyra’s services at any time without penalty or termination charges. Kaleyra cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of Kaleyra’s services may each have a negative impact on Kaleyra’s business, results of operations and financial condition and may cause Kaleyra’s dollar-based net retention rate to decline in the future if Kaleyra’s customers are not satisfied with Kaleyra’s services. If a significant number of customers cease using, or reduce their usage of, Kaleyra’s services, then Kaleyra may be required to spend significantly more on sales and marketing than Kaleyra’s currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could reduce Kaleyra’s profitability and harm its business.

Demand for Kaleyra’s technology offerings and services could be adversely affected by volatile, negative, or uncertain economic conditions and the effects of these conditions on Kaleyra’s customers’ businesses.

Kaleyra’s revenue and profitability depend on the demand for its technology offerings and services, which could be negatively affected by numerous factors, many of which are beyond Kaleyra’s control. Volatile, negative, or uncertain economic conditions affect Kaleyra’s customers’ businesses and the markets Kaleyra serves. Such economic conditions in Kaleyra’s markets have undermined, and could in the future undermine, business confidence in Kaleyra’s markets and cause Kaleyra’s customers to reduce or defer their spending on new technology offerings and services, or may result in customers reducing, delaying or eliminating spending under existing contracts with Kaleyra, which would negatively affect Kaleyra’s business. Growth in the markets Kaleyra serves could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect Kaleyra’s business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build Kaleyra’s revenue and resource plans.

Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in Kaleyra’s business and results of operations. Changing demand patterns from economic volatility and uncertainty could harm Kaleyra’s business and results of operations.

Kaleyra has limited experience with respect to determining the optimal prices for its products.

Kaleyra charges its customers based on their use of its products. Kaleyra expects that it may need to change its pricing from time to time. In the past Kaleyra has sometimes reduced their prices either for individual customers in connection with long-term agreements or for a particular product. One of the challenges to Kaleyra’s pricing is that the fees that they pay to network service providers over whose networks Kaleyra transmits communications can vary daily or weekly and are affected by volume and other factors that may be outside of Kaleyra’s control and difficult to predict. This can result in Kaleyra incurring increased costs that Kaleyra may be unable or unwilling to pass through to its customers, which could harm Kaleyra’s business.

Further, as competitors introduce new products or services that compete with ours or reduce their prices, Kaleyra may be unable to attract new customers or retain existing customers based on Kaleyra’s historical pricing. As Kaleyra expands internationally, Kaleyra also must determine the appropriate price to enable Kaleyra to compete effectively internationally. Moreover, enterprises, which are a primary focus for Kaleyra’s direct sales efforts, may demand substantial price concessions. In addition, if the mix of products sold changes, including for a shift to Internet protocol (“IP”) based products, then Kaleyra may need to, or choose to, revise its pricing. As a result, in the future Kaleyra may be required or choose to reduce its prices or change its pricing model, which could harm Kaleyra’s business.

Breaches of Kaleyra’s networks or systems, or those of Amazon Web Services (“AWS”) or Kaleyra’s other service providers, could compromise the integrity of its products, platform and data, result in significant data losses and otherwise harm its business.

Kaleyra depends upon its information technology (“IT”) systems to conduct virtually all of its business operations, ranging from Kaleyra’s internal operations and research and development activities to its marketing and sales efforts and communications with Kaleyra’s customers and business partners. Individuals or entities may attempt to penetrate Kaleyra’s network security, or that of its platform, and to cause harm to Kaleyra’s business operations, including by misappropriating its proprietary information or that of its customers, employees and business partners or to cause interruptions of Kaleyra’s products and platform. In particular, cyberattacks and other malicious Internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, Kaleyra also faces threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to Kaleyra’s systems (including those hosted on AWS or other cloud services), internal networks, its customers’ systems and the information that they store and process. While Kaleyra devotes significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, Kaleyra may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. Kaleyra may also be unable to anticipate these techniques, and Kaleyra may not become aware in a timely manner of such a security breach, which could exacerbate any damage Kaleyra experiences. Additionally, Kaleyra depends upon its employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy Kaleyra’s IT resources in a safe and secure manner that does not expose Kaleyra’s network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by its employees or a third party’s fraudulent inducement of Kaleyra’s employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of Kaleyra’s or its service providers, such as AWS or service providers, could result in loss of confidential information, damage to Kaleyra’s reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if Kaleyra’s cybersecurity measures or those of AWS or Kaleyra’s service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by Kaleyra’s employees and contractors, then Kaleyra’s reputation, customer trust, business, results of operations and financial condition could be adversely affected. While Kaleyra maintains errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, Kaleyra cannot be certain that its existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

To deliver Kaleyra’s products, Kaleyra relies on network service providers and Internet service providers for its network service and connectivity.

Kaleyra currently interconnects with network service providers around the world to enable the use by Kaleyra’s customers of its products over their networks. Kaleyra expects that it will continue to rely heavily on network service providers for these services going forward. Kaleyra’s reliance on network service providers has reduced Kaleyra’s operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that Kaleyra is charged by network service providers may change daily or weekly, while Kaleyra does not typically change its customers’ pricing as rapidly.

At times, some network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase Kaleyra network costs. For example, in 2018 Kaleyra was subject to a pricing increase of more than 10% from certain mobile network service providers for delivered messages. While Kaleyra has historically responded to these types of fee increases through a combination of further negotiating efforts with Kaleyra’s network service providers, absorbing the increased costs or changing Kaleyra’s prices to customers, here Kaleyra identified a unique strategy that allowed it to change its customers prices without effecting Kaleyra’s business. There is no guarantee that Kaleyra will continue to be able to use the same strategy in the future without a material negative impact to Kaleyra business. Additionally, Kaleyra’s ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by Kaleyra customers, or if the market conditions limit Kaleyra ability to increase the price Kaleyra charges its customers.

Furthermore, some of these network service providers do not have long-term committed contracts with Kaleyra and may terminate their agreements with Kaleyra without notice or restriction. If a significant portion of Kaleyra’s network service providers stop providing Kaleyra with access to their infrastructure, fail to provide these services to Kaleyra on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if problems occur with Kaleyra’s network service providers, it may cause errors or poor quality communications with Kaleyra’s products, and it could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on Kaleyra’s products, whether caused by Kaleyra’s platform or a network service provider, may result in the loss of Kaleyra’s existing customers or the delay of adoption of Kaleyra’s products by potential customers and may adversely affect its business, results of operations and financial condition.

Kaleyra also interconnects with Internet service providers around the world to enable the use of Kaleyra’s communication products by its customers, and Kaleyra expects that it will continue to rely heavily on Internet service providers for network connectivity going forward. Kaleyra’s reliance on Internet service providers reduces Kaleyra’s control over quality of service and exposes Kaleyra to potential service outages and rate fluctuations. If a significant portion of Kaleyra’s Internet service providers stop providing Kaleyra with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other Internet service providers could be time consuming and costly and could harm Kaleyra’s business and operations.

If Kaleyra is unable to expand its relationships with existing technology partner customers and add new technology partner customers, Kaleyra’s business could be harmed.

Kaleyra believes that the continued growth of its business depends in part upon developing and expanding strategic relationships with technology partner customers. Technology partner customers embed Kaleyra software products in their solutions, such as software applications for contact centers and sales force and marketing automation, and then sell such solutions to other businesses. When potential customers do not have the available developer resources to build their own applications, Kaleyra refers them to either its technology partners who embed Kaleyra’s products in the solutions that they sell to other businesses or Kaleyra’s consulting partners who provide consulting and development services for organizations that have limited software development expertise to build Kaleyra’s platform into their software applications.

As part of Kaleyra’s growth strategy, it intends to expand Kaleyra’s relationships with existing technology partner customers and add new technology partner customers. If Kaleyra fails to expand its relationships with existing technology partner customers or establish relationships with new technology partner customers in a timely and cost-effective manner, or at all, then Kaleyra’s business, results of operations and financial condition could be adversely affected. Additionally, even if Kaleyra is successful at building these relationships but there are problems or issues with integrating Kaleyra’s products into the solutions of these customers, Kaleyra’s reputation and ability to grow its business may be harmed.

Kaleyra’s investments in new services and technologies may not be successful.

Kaleyra continues to invest in new services and technologies. The complexity of these solutions, Kaleyra’s learning curve in developing and supporting them, and significant competition in the markets for these solutions could make it difficult for Kaleyra to market and implement these solutions successfully. Additionally, there is a risk that Kaleyra’s customers may not adopt these solutions widely, which would prevent Kaleyra from realizing expected returns on these investments. Even if these solutions are successful in the market, they still rely on third-party hardware and software and Kaleyra’s ability to meet stringent service levels. If Kaleyra is unable to deploy these solutions successfully or profitably, it could adversely impact its business.

If Kaleyra fails to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, Kaleyra’s products may become less competitive.

The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. The success of Kaleyra’s business will depend, in part, on Kaleyra’s ability to adapt and respond effectively to these changes on a timely basis. If Kaleyra is unable to develop new products that satisfy Kaleyra customers and provide enhancements and new features for Kaleyra’s existing products that keep pace with rapid technological and industry change, Kaleyra business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact Kaleyra’s ability to compete effectively.

If Kaleyra loses any of its key personnel or is unable to attract and retain the talent required for its business, Kaleyra’s business could be disrupted and its financial performance could suffer.

Kaleyra’s success is heavily dependent upon its ability to attract, develop, engage, and retain key personnel to manage and grow its business, including Kaleyra’s key executive, management, sales, services, and technical personnel.

Kaleyra’s future success will depend to a significant extent on the efforts of Kaleyra’s executive team including the leadership of Kaleyra’s Chief Executive Officer, Dario Calogero, as well as the continued service and support of other key employees. Kaleyra’s future success also will depend on its ability to attract and retain highly skilled technology specialists, engineers, and consultants, for whom the market is extremely competitive. All of Kaleyra’s officers and key employees are at-will employees, meaning that they can terminate their employment with Kaleyra at any time. Kaleyra’s inability to attract, develop, and retain key personnel could have an adverse effect on its relationships with its technology partners and customers and adversely affect Kaleyra’s ability to expand its offerings of technology offerings and services. Moreover, Kaleyra’s inability to train its sales, services, and technical personnel effectively to meet the rapidly changing technology needs of its customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could harm Kaleyra’s business.

Kaleyra’s ability to attract and retain business and personnel may depend on its reputation in the marketplace.

Kaleyra believes its brand name and its reputation in the marketplace are important corporate assets that help distinguish Kaleyra’s technology offerings and services from those of competitors and also contribute to Kaleyra’s ability to recruit and retain talented personnel, in particular its engineers and consulting professionals. However, Kaleyra’s corporate reputation is potentially susceptible to material damage by events such as disputes with customers, cybersecurity breaches, service outages, internal control deficiencies, delivery failures, or compliance violations. Similarly, Kaleyra’s reputation could be damaged by actions or statements of current or former customers, directors, employees, competitors, vendors, partners, Kaleyra’s joint ventures or joint venture partners, adversaries in legal proceedings, legislators, or government regulators, as well as members of the investment community or the media. There is a risk that negative information about Kaleyra, even if based on rumor or misunderstanding, could adversely affect its business. Damage to Kaleyra’s reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select Kaleyra for new engagements, resulting in a loss of business, and could adversely affect Kaleyra’s recruitment and retention efforts. Damage to Kaleyra’s reputation could also reduce the value and effectiveness of Kaleyra’s brand name and could reduce investor confidence in the post-combination company, adversely affecting its share price.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially. Kaleyra had approximately 258 employees as of September 30, 2019, as compared with 60 employees as of December 31, 2017. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

•	effectively attracting, training, and integrating a large number of new employees, particularly technical personnel and members of Kaleyra’s management and sales teams;

•	further improving Kaleyra’s key business systems, processes, and information technology infrastructure to support Kaleyra’s business needs;

•	enhancing Kaleyra’s information and communication systems to ensure that Kaleyra’s employees are well-coordinated and can effectively communicate with each other and Kaleyra’s customers; and

•	improving Kaleyra’s internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of Kaleyra’s operational and financial results.

If Kaleyra fails to manage its expansion or implement Kaleyra’s new systems, or if Kaleyra fails to implement improvements or maintain effective internal controls and procedures, Kaleyra’s costs and expenses may increase more than expected and Kaleyra may not expand its client base, increase existing customer volumes and renewal rates, enhance its existing applications, develop new applications, satisfy its customers, respond to competitive pressures, or otherwise execute its business plan. If Kaleyra is unable to manage its growth, Kaleyra’s operating results likely will be harmed.

Future acquisitions could disrupt Kaleyra’s business and may divert management’s attention, and if unsuccessful, harm Kaleyra’s business.

Kaleyra may choose to expand by making additional acquisitions that could be material to its business. Acquisitions involve many risks, including the following:

•

an acquisition may negatively affect Kaleyra’s results of operations and financial condition because it may require Kaleyra to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose Kaleyra to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the Business Combination;

•

Kaleyra may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that it acquires, particularly if key personnel of the acquired company decide not to work for Kaleyra;

•	an acquisition may disrupt its ongoing business, divert resources, increase Kaleyra’s expenses, or distract its management;

•

an acquisition may result in a delay or reduction of client purchases for both Kaleyra and the company it acquired due to client uncertainty about continuity and effectiveness of service from either company;

•	Kaleyra may encounter difficulties in, or may be unable to, successfully sell any acquired technology offerings or services;

•	an acquisition may involve the entry into geographic or business markets in which Kaleyra has little or no prior experience or where competitors have stronger market positions;

•	the challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on its financial and managerial controls and reporting systems and procedures;

•	the potential known and unknown liabilities associated with an acquired company;

•	Kaleyra’s use of cash to pay for acquisitions would limit other potential uses for its cash;

•

if Kaleyra incurs additional debt to fund such acquisitions, such debt may subject Kaleyra to additional material restrictions on its ability to conduct its business as well as additional financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•

to the extent that Kaleyra issues a significant amount of equity or equity-linked securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.

Kaleyra may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel, or operations of any acquired business, or any significant delay in achieving integration, could harm its business and results of operations.

Kaleyra may experience quarterly fluctuations in its operating results due to a number of factors, which makes its future results difficult to predict and could cause its operating results to fall below expectations.

Kaleyra’s quarterly operating results have fluctuated in the past and Kaleyra expects them to fluctuate in the future due to a variety of factors, many of which are outside of Kaleyra’s control. As a result, Kaleyra’s past results may not be indicative of its future performance and comparing Kaleyra’s operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this proxy statement, factors that may affect Kaleyra’s quarterly operating results include:

•	changes in spending on collaboration and technology offerings and services by Kaleyra’s current or prospective customers;

•	pricing Kaleyra’s technology offerings and services effectively so that Kaleyra is able to attract and retain customers without compromising its operating results;

•	attracting new customers and increasing Kaleyra’s existing customers’ use of Kaleyra’s technology offerings and services;

•	the mix between wholesale and retail maintenance new contracts and renewals;

•	client renewal rates and the amounts for which agreements are renewed;

•	seasonality and its effect on client demand;

•	awareness of Kaleyra’s brand;

•	changes in the competitive dynamics of Kaleyra’s market, including consolidation among competitors or customers and the introduction of new technologies and technology enhancements;

•	changes to the commission plans, quotas, and other compensation-related metrics for Kaleyra’s sales representatives;

•	the amount and timing of payment for operating expenses, particularly sales and marketing expense;

•	Kaleyra’s ability to manage its existing business and future growth, domestically and internationally;

•

unforeseen costs and expenses related to the expansion of Kaleyra’s business, operations, and infrastructure, including disruptions in Kaleyra’s hosting network infrastructure and privacy and data security; and

•	general economic and political conditions in Kaleyra’s domestic and international markets.

Kaleyra may not be able to accurately forecast the amount and mix of future technology offerings and services, size or duration of contracts, revenue, and expenses and, as a result, Kaleyra’s operating results may fall below its estimates. Risks related to confidentiality and security provisions or privacy laws will increase as Kaleyra continues to grow its cloud-based offerings and services and store and process increasingly large amounts of Kaleyra’s customers’ confidential information and data and host or manage parts of Kaleyra’s customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. The loss or unauthorized disclosure of sensitive or confidential client or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage Kaleyra’s reputation and cause it to lose customers. Similarly, unauthorized access to or through Kaleyra’s information systems and networks or those Kaleyra develops or manages for its customers, whether by Kaleyra’s employees or third parties, could result in negative publicity, legal liability, and damage to Kaleyra’s reputation, which could in turn harm Kaleyra’s business and results of operations.

If Kaleyra causes disruptions in its customers’ businesses or provides inadequate service, Kaleyra’s customers may have claims for substantial damages against Kaleyra, which could cause Kaleyra to lose customers, have a negative effect on Kaleyra’s reputation, and adversely affect its results of operations.

If Kaleyra makes errors in the course of delivering services for its customers or business partners, or fails to consistently meet its service level obligations or other service requirements of Kaleyra’s customers, these errors or failures could disrupt Kaleyra’s client’s business, which could result in a reduction in its revenue or a claim for substantial damages against Kaleyra. In addition, a failure or inability by Kaleyra to meet a contractual requirement could subject Kaleyra to penalties, cause Kaleyra to lose customers or damage Kaleyra’s brand or corporate reputation, and limit Kaleyra’s ability to attract new business.

The services Kaleyra provides are often critical to Kaleyra’s customers’ businesses. Certain of Kaleyra’s client contracts require Kaleyra to comply with security obligations including maintaining network security and backup data, ensuring Kaleyra’s network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with Kaleyra’s customers by conducting background checks. Any failure in a client’s system, failure of Kaleyra’s data center, cloud or other offerings, or breach of security relating to the services Kaleyra provides to the client could damage Kaleyra’s reputation or result in a claim for substantial damages against Kaleyra. Any significant failure of Kaleyra’s equipment or systems, or any major disruption to basic infrastructure in the locations in which Kaleyra operates, such as power and telecommunications, could impede Kaleyra’s ability to provide services to Kaleyra’s customers, have a negative impact on Kaleyra’s reputation, cause Kaleyra to lose customers, and adversely affect its results of operations.

Under Kaleyra’s client contracts, Kaleyra’s liability for breach of its obligations is in some cases limited pursuant to the terms of the contract. Such limitations may be unenforceable or otherwise may not protect it from liability for damages. In addition, certain liabilities, such as claims of third parties for which Kaleyra may be required to indemnify its customers, are generally not limited under Kaleyra’s contracts. The successful assertion of one or more large claims against Kaleyra in amounts greater than those covered by Kaleyra’s current insurance policies could harm Kaleyra’s financial condition. Even if such assertions against it are unsuccessful, Kaleyra may incur reputational harm and substantial legal fees.

The length and unpredictability of the sales cycle for Kaleyra’s technology offerings and services could delay new sales and cause Kaleyra’s revenue and cash flows for any given quarter to fail to meet Kaleyra’s projections or market expectations.

The sales cycle between Kaleyra’s initial contact with a potential client and the signing of a contract to provide technology offerings and services varies. As a result of the variability and length of the sales cycle, Kaleyra has a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm Kaleyra’s business and financial results, and could cause Kaleyra’s financial results to vary significantly from quarter to quarter. Kaleyra’s sales cycle varies widely, reflecting differences in Kaleyra’s potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which Kaleyra has little or no control, including:

•	Kaleyra’s customers’ budgetary constraints and priorities;

•	the timing of Kaleyra’s customers’ budget cycles; and

•	the length and timing of customers’ approval processes.

Kaleyra’s technology offerings and services could infringe upon the intellectual property rights of others or Kaleyra might lose its ability to utilize the intellectual property of others.

Kaleyra cannot be sure that its brand, technology offerings, and services, including, for example, the software solutions of others that Kaleyra offers to its customers, do not infringe on the intellectual property rights of third parties, and these third parties could claim that Kaleyra or its customers are infringing upon their intellectual property rights. These claims could harm Kaleyra’s reputation, cause Kaleyra to incur substantial costs or prevent Kaleyra from offering some services or solutions in the future or require Kaleyra to rebrand. Any related proceedings could require Kaleyra to expend significant resources over an extended period of time. In most of Kaleyra’s contracts, Kaleyra agrees to indemnify its customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage Kaleyra’s reputation, and/or require Kaleyra to incur additional costs to obtain the right to continue to offer a service or solution to its customers. If Kaleyra cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, Kaleyra’s business, results of operations, or financial condition could be harmed. Similarly, if Kaleyra is unsuccessful in defending a trademark claim, Kaleyra could be forced to re-brand, which could harm its business, results of operations, or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming Kaleyra or its customers could be costly to defend or lead to an expensive settlement or judgment against Kaleyra Moreover, such an action could result in an injunction being ordered against Kaleyra’s client or Kaleyra’s own services or operations, causing further damages.

If Kaleyra is unable to protect its intellectual property rights from unauthorized use or infringement by third parties, its business could be adversely affected.

Kaleyra’s success depends, in part, upon its ability to protect its proprietary methodologies and other intellectual property. Existing laws offer only limited protection of Kaleyra’s intellectual property rights, and the protection in some countries in which Kaleyra operates or may operate in the future may be very limited. Kaleyra relies upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and trade secret, copyright, and trademark laws to protect its intellectual property rights. These laws are subject to change at any time and could further limit its ability to protect its intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which Kaleyra relies on intellectual property laws to protect its rights. The validity and enforceability of any intellectual property right Kaleyra obtains may be challenged by others and, to the extent it has enforceable intellectual property rights, those intellectual property rights may not prevent competitors from reverse engineering its proprietary information or independently developing technology offerings and services similar to or duplicative of Kaleyra. Further, the steps Kaleyra takes in this regard might not be adequate to prevent or deter infringement or other misappropriation of its intellectual property by competitors, former employees or other third parties, and Kaleyra might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, its intellectual property rights. Enforcing Kaleyra’s rights might also require considerable time, money, and oversight, and Kaleyra may not be successful in enforcing its rights.

Kaleyra’s use of open source software could negatively affect its ability to sell Kaleyra’s products and subject Kaleyra to possible litigation.

Kaleyra’s products and Platform incorporate open source software, and Kaleyra expects to continue to incorporate open source software in its products and Platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on Kaleyra’s ability to commercialize its products and Platform. Moreover, although Kaleyra has implemented policies to regulate the use and incorporation of open source software into Kaleyra’s products and Platform, Kaleyra cannot be certain that it has not incorporated open source software in Kaleyra products or Platform in a manner that is inconsistent with such policies. If Kaleyra fail to comply with open source licenses, Kaleyra may be subject to certain requirements, including requirements that it offer Kaleyra’s products that incorporate the open source software for no cost, that Kaleyra make available source code for modifications or derivative works Kaleyra creates based upon, incorporating or using the open source software and that it license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that Kaleyra has not complied with the conditions of one or more of these licenses, Kaleyra could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, Kaleyra and its customers could be required to seek licenses from third parties in order to continue offering Kaleyra’s products and Platform and to re-engineer Kaleyra’s products or Platform or discontinue offering its products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require Kaleyra to devote additional research and development resources to re-engineer Kaleyra’s products or Platform, which could result in customer dissatisfaction and could harm Kaleyra’s business.

If Kaleyra is unable to collect its receivables from, or bill its unbilled services to its customers, its business and results of operations could be adversely affected.

Kaleyra’s business depends on its ability to successfully obtain payment from its customers of the amounts they owe Kaleyra for technology offerings sold or services performed. Kaleyra typically evaluates the financial condition of its customers and usually bills and collects on relatively short cycles. Kaleyra maintains allowances against receivables and unbilled services. Actual losses on client balances could differ from those that Kaleyra currently anticipate and, as a result, Kaleyra might need to adjust its allowances. There is no guarantee that Kaleyra will accurately assess the creditworthiness of its customers. Macroeconomic conditions could also result in financial difficulties for Kaleyra’s customers, including limited access to the credit markets, insolvency, or bankruptcy, and, as a result, could cause customers to delay payments to Kaleyra, request modifications to their payment arrangements that could increase Kaleyra’s receivables balance, or default on their payment obligations to Kaleyra. Timely collection of client balances also depends on Kaleyra’s ability to complete its contractual commitments and bill and collect its contracted revenue. If Kaleyra is unable to meet its contractual requirements, it might experience delays in collection of and/or be unable to collect its client balances. In addition, if Kaleyra experiences an increase in the time to bill and to collect for its services, Kaleyra’s cash flows could be negatively impacted.

Changes in accounting rules could adversely affect Kaleyra’s future financial results.

Kaleyra is headquartered in Milan, Italy, and has historically prepared its financial statements in conformity with Italian GAAP. In connection with the prospective Business Combination, Kaleyra prepared consolidated financial statements in accordance with U.S. GAAP. U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, the American Institute of Certified Public Accountants, and various other bodies formed to interpret and create appropriate accounting policies. Technology offerings, and the manner in which they are bundled, are technologically complex and the characterization of these technology offerings requires judgment to apply revenue recognition policies. Any mischaracterization of these technology offerings could result in misapplication of revenue recognition policies. Future periodic assessments required by current or new accounting standards may result in non-cash changes and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence Kaleyra’s clients’ decision to purchase from Kaleyra or to finance transactions with Kaleyra, which could harm Kaleyra’s business.

The market for Kaleyra’s products and platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt its platform and use its products.

Kaleyra was founded in 1999. Kaleyra has been developing and providing a cloud-based platform that enables developers and organizations to integrate voice, messaging and other communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. Kaleyra believes that its revenue currently constitutes a significant portion of the total revenue in this market, and therefore, Kaleyra believes that its future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, Kaleyra products and platform. Moreover, if they do not recognize the need for and benefits of Kaleyra products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs.

In order to grow Kaleyra business and extend Kaleyra market position, Kaleyra intend to focus on educating developers and other potential customers about the benefits of Kaleyra products and platform, expanding the functionality of Kaleyra products and bringing new technologies to market to increase market acceptance and use of Kaleyra platform. Kaleyra’s ability to expand the market that Kaleyra products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for Kaleyra’s products and platform could fail to grow significantly or there could be a reduction in demand for Kaleyra products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If Kaleyra’s market does not experience significant growth or demand for Kaleyra products decreases, then Kaleyra’s business and operations could be harmed.

Kaleyra’s Platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and its need to continuously modify and enhance Kaleyra’s products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers may develop new applications or functions intended to filter spam and unwanted phone calls, messages or other communications. Similarly, Kaleyra’s network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from Kaleyra’s customers. If cell-phone operating system providers, network service providers, Kaleyra’s customers or their end users adopt new software platforms or infrastructure, Kaleyra may be required to develop new versions of its products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect Kaleyra’s business, results of operations and financial condition. Any failure of Kaleyra’s products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for Kaleyra’s products. If Kaleyra is unable to respond to market changes in a cost-effective manner, Kaleyra’s products may become less marketable and less competitive or obsolete.

Kaleyra’s future success depends in part on its ability to drive the adoption of its products by international customers.

In the nine months ended September 30, 2019, and the year ended December 31, 2018, Kaleyra derived 70% and 88.9% of its revenue, respectively, from customer accounts located in Italy and India. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. While Kaleyra has been rapidly expanding its sales efforts internationally, Kaleyra’s experience in selling its products outside of Italy and India is limited. As a result, Kaleyra’s investment in marketing its products to these potential customers may not be successful. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

Kaleyra’s global operations are subject to complex risks, some of which might be beyond its control.

Kaleyra is headquartered in Milan, Italy, has a sizable presence in India, and operates in other countries throughout the world. In addition, Kaleyra’s customers have operations throughout the world, and Kaleyra derives a substantial part of its revenue internationally. As a result, Kaleyra may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas, and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism, and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. Kaleyra may also face difficulties integrating any new facilities in different countries into its existing operations, as well as integrating employees that it hires in different countries into its existing corporate culture. If Kaleyra is unable to manage the risks of its global operations, its business could be harmed.

Kaleyra is in the process of expanding its international operations, which exposes Kaleyra to significant risks.

Kaleyra is continuing to expand its international operations to increase its revenue from customers outside of Italy, India and the U.S. as part of Kaleyra’s growth strategy. Between 2017 and September 30, 2019, Kaleyra’s international headcount grew from 60 employees to 258 employees. Kaleyra expects to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject Kaleyra to regulatory, economic and political risks in addition to those Kaleyra already faces in Italy, India and the U.S. Because of Kaleyra’s limited experience with international operations or with developing and managing sales in additional international markets beyond Italy and India, Kaleyra’s international expansion efforts may not be successful.

In addition, Kaleyra will face risks in doing business internationally that could adversely affect its business, including:

•

exposure to political developments in the United Kingdom (“U.K.”), including the planned departure of the U.K. from the European Union (the “EU”) in 2019, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

•

the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;

•	Kaleyra’s ability to effectively price its products in competitive international markets;

•	new and different sources of competition;

•	Kaleyra’s ability to comply with General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	higher or more variable network service provider fees outside of the U.S.;

•	the need to adapt and localize Kaleyra’s products for specific countries;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;

•

understanding and reconciling different technical standards, data privacy and telecommunications regulations, registration and certification requirements outside the U.S., which could prevent customers from deploying Kaleyra’s products or limit their usage;

•	export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Treasury Department’s Office of Foreign Assets Control;

•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;

•	tariffs and other non-tariff barriers, such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•

fluctuations in currency exchange rates, which could increase the price of Kaleyra’s products outside of the U.S., increase the expenses of Kaleyra’s international operations and expose Kaleyra to foreign currency exchange rate risk;

•	currency control regulations, which might restrict or prohibit Kaleyra’s conversion of other currencies into U.S. dollars;

•	restrictions on the transfer of funds;

•	deterioration of political relations between the U.S. and other countries; and

•	political or social unrest or economic instability in a specific country or region in which Kaleyra operates, which could have an adverse impact on Kaleyra’s operations in that location.

Also, due to costs from Kaleyra’s international expansion efforts and network service provider fees outside of the U.S., which generally are higher than domestic rates, Kaleyra’s gross margin for international customers is typically lower than its gross margin for domestic customers. As a result, Kaleyra’s gross margin may be impacted and fluctuate as Kaleyra expands its operations and customer base worldwide.

Kaleyra’s failure to manage any of these risks successfully could harm Kaleyra’s business and international operations.

Kaleyra’s operations are subject to regulation and require Kaleyra to obtain and maintain several governmental licenses and permits. If Kaleyra violates those regulatory requirements or fail to obtain and maintain those licenses and permits, including payment of related fees, if any, Kaleyra may not be able to conduct its business. Moreover, those regulatory requirements could change in a manner that significantly increases Kaleyra’s costs or otherwise adversely affects Kaleyra’s operations.

In the ordinary course of operating Kaleyra’s network and providing its services, Kaleyra must obtain and maintain a variety of telecommunications and other licenses and authorizations. Kaleyra also must comply with a variety of regulatory obligations. There can be no assurance Kaleyra can maintain its licenses or that they will be renewed upon their expiration. Kaleyra’s failure to obtain or maintain necessary licenses, authorizations or to comply with the obligations imposed upon license holders, including the payment of fees, may cause sanctions or additional costs, including the revocation of authority to provide services.

Kaleyra’s operations are subject to regulation at the national level and, often, at the state and local levels. Kaleyra’s operations will become subject to additional regulation by other countries as Kaleyra expands to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to Kaleyra’s industry, may increase costs, restrict operations or decrease revenue. As Kaleyra expands internationally, Kaleyra will also become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation that may increase its costs or impact its products and Platform or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries. Kaleyra’s inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of Kaleyra’s operations, and if Kaleyra cannot provide emergency calling functionality through its Platform to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that Kaleyra currently has may not persist, adversely affecting Kaleyra ability to obtain and to retain enterprise customers which could have an adverse impact on Kaleyra’s business.

Kaleyra’s products and Platform and its business are subject to a variety of U.S. and international laws and regulations, including those regarding data protection and information security, and Kaleyra customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of Kaleyra’s products to comply with or enable its customers and channel partners to comply with applicable laws and regulations could harm Kaleyra’s business.

Kaleyra and its customers that use Kaleyra’s products may be subject to data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, message addresses and, in some jurisdictions, IP addresses and other online identifiers.

For example, in April 2016 the EU adopted the GDPR, which took full effect on May 25, 2018. GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of Kaleyra’s technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states’ implementations thereof) which govern the protection of consumers and of electronic communications. If Kaleyra’s efforts to comply with GDPR or other applicable EU laws and regulations are not successful, Kaleyra may be subject to penalties and fines that would adversely impact Kaleyra’s business and results of operations, and Kaleyra’s ability to conduct business in the EU could be significantly impaired.

Furthermore, outside of the EU, Kaleyra continues to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

Kaleyra continues to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit Kaleyra’s ability to expand into those markets or prohibit Kaleyra from continuing to offer services in those markets without significant additional costs. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for Kaleyra’s services, restrict Kaleyra’s ability to offer services in certain locations, impact Kaleyra’s customers’ ability to deploy its solutions in certain jurisdictions, or subject Kaleyra to sanctions, by national data protection regulators.

Additionally, although Kaleyra endeavors to have its products and Platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or Kaleyra’s internal practices

Kaleyra also may be bound by contractual obligations relating to its collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.

Kaleyra expects that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the U.S., the EU and other jurisdictions, and Kaleyra cannot yet determine the impact such future laws, rules, regulations and standards may have on Kaleyra’s business. Moreover, existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that Kaleyra or its products or Platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact Kaleyra’s business and practices, requires Kaleyra to expend significant resources to adapt to these changes, or to stop offering Kaleyra’s products in certain countries. These developments could harm Kaleyra’s business.

Any failure or perceived failure by Kaleyra, its products or its Platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.

Kaleyra is subject to privacy and data security obligations in the United States. Any failure to comply with applicable laws, regulations or contractual obligations may harm Kaleyra’s business. The Federal Communications Commission (“FCC”), other federal agencies or state attorneys general could fine or subject Kaleyra to other adverse actions that may negatively impact Kaleyra’s business reputation. If Kaleyra is subject to an investigation or suffers a breach, Kaleyra may incur costs or be subject to forfeitures and penalties that could reduce Kaleyra’s profitability.

Kaleyra is subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. Kaleyra sees increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, in 2018, California enacted the CCPA, which becomes effective on January 1, 2020. As discussed above, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

Kaleyra also may be bound by contractual obligations relating to Kaleyra’s collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.

Kaleyra is subject to individual or joint jurisdiction of the FCC, the Federal Trade Commission, and state attorneys general with respect to privacy and data security obligations. If Kaleyra was to suffer or if one of Kaleyra’s customers were to suffer a breach, Kaleyra may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions as well as state attorneys general. Kaleyra may have to comply with a variety of data breach laws at the federal and state levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end users of certain customers to which Kaleyra provides services. Kaleyra could also be subject to fines, forfeitures and other penalties that may adversely impact Kaleyra’s business.

Any failure or perceived failure by Kaleyra, its products or its Platform to comply with new or existing U.S. privacy or data security laws, regulations, policies, industry standards or contractual or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, PII or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.

The storage, processing and use of personal information and related data subjects Kaleyra to evolving governmental laws and regulation, commercial standards, contractual obligations and other legal obligations related to consumer and data privacy, which may have a material impact on Kaleyra’s costs, use of Kaleyra’s services, or expose Kaleyra to increased liability.

Federal, state, local and foreign laws and regulations, commercial obligations and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data, including customer proprietary network information under applicable federal law. The evolving nature of these obligations and restrictions subjects Kaleyra to the risk of differing interpretations, inconsistency or conflicts among countries or rules, and creates uncertainty regarding their application to Kaleyra’s business.

These obligations and restrictions may limit Kaleyra’s ability to collect, store, process, use, transmit and share data with Kaleyra’s customers, employees and third-party providers and to allow Kaleyra’s customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through Kaleyra’s services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of Kaleyra’s operations and impact its ability to market its services through effective segmentation.

Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as Kaleyra’s own posted privacy policies and contractual commitments could subject Kaleyra to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in Kaleyra’s services, and loss of users, which could materially harm Kaleyra’s business. Because these obligations and restrictions have continued to develop and evolve rapidly, it is possible that Kaleyra may not be, or may not have been, compliant with each such obligation and restriction. Additionally, third-party contractors may have access to customer or employee data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or Kaleyra’s policies, such violations may also put Kaleyra’s customers’ or employees’ information at risk and could in turn harm Kaleyra’s business.

United States federal legislation and international laws impose certain obligations on the senders of commercial communications, which could minimize the effectiveness of Kaleyra’s Platform, and establish financial penalties for non-compliance, which could increase the costs of Kaleyra’s business.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial messages and transactional messages and specifies penalties for the transmission of messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial messages to provide recipients with the ability to “opt-out” of receiving future commercial communications from the sender. In addition, some states have passed laws regulating commercial communication practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of communication messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to message addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions, such as Australia, Canada, and the EU, have enacted laws that regulate sending messages, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of messages unless the recipient has provided the sender advance consent to receipt of such messages, or in other words has “opted-in” to receiving such communications. If Kaleyra were found to be in violation of the CAN-SPAM Act, applicable state laws governing messages not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of messages, whether as a result of violations by Kaleyra’s customers or its own acts or omissions, Kaleyra could be required to pay large penalties, which would adversely affect its financial condition, significantly harm Kaleyra’s business, injure Kaleyra’s reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against Kaleyra in connection with any of the foregoing laws may also require Kaleyra to change one or more aspects of the way Kaleyra operates its business, which could impair Kaleyra’s ability to attract and retain customers or could increase its operating costs.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for Kaleyra’s products.

The future success of Kaleyra’s business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require Kaleyra to modify its products and

Platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as Kaleyra’s products and Platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for Kaleyra’s products could decline, which could impair Kaleyra’s business and reduce its financial results.

Certain of Kaleyra’s products are subject to telecommunications-related regulations, and future legislative or regulatory actions could harm Kaleyra’s business.

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. For example, in Italy, Kaleyra holds a license to be a fixed line operator and is subject to the Electronic Communications Code, or the ECC, which has been enacted with Legislative Decree no. 259/2003, as amended, which transposed a package of European Directives adopted in 2002 and amended in 2009; the National Numbering Plan, issued with AGCom’s resolution no. 8/15/CIR as amended, which governs the usage of national numbers for the provision of electronic communications services as a whole; resolutions on the use of alphanumeric indications for the identification of the calling subject in SMS (so-called Alias), that are periodically issued by AGCom, starting from AGCom’s resolution no. 42/13/CIR; and GDPR.

Kaleyra’s international operations are subject to country-specific governmental regulation and related actions that have increased and may continue to increase Kaleyra’s costs or impact its products and Platform or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries. Certain of Kaleyra’s products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where Kaleyra’s products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use Kaleyra’s products in those countries notwithstanding the illegality or embargo. Kaleyra may be subject to penalties or governmental action if consumers continue to use its products in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm Kaleyra’s business and damage its brand and reputation. Kaleyra may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those services if required by law or if Kaleyra cannot or will not meet those requirements. Any of the foregoing could harm Kaleyra’s business.

If Kaleyra is unable to effectively process local number and toll-free number portability provisioning in a timely manner or to obtain or retain direct inward dialing numbers and local or toll-free numbers, Kaleyra’s business and results of operations may be adversely affected.

Kaleyra’s future success depends in part on its ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”), in the U.S. and foreign countries at a reasonable cost and without restrictions. Kaleyra’s ability to procure, distribute and retain DIDs depends on factors outside of Kaleyra’s control, such as applicable local jurisdiction specific regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.

In addition, in order to procure, distribute and retain telephone numbers from the EU or certain other regions, Kaleyra may be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to Kaleyra’s customers. Kaleyra has registered and is in the process of registering in various countries in which Kaleyra does business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approaches to their enforcement, as well as Kaleyra’s products and services, are still evolving and Kaleyra may be unable to maintain compliance with applicable regulations, or enforce compliance by Kaleyra’s customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If Kaleyra or its customers use phone numbers in these countries in a manner that violates applicable rules and regulations, Kaleyra may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, Kaleyra may be forced to reclaim phone numbers from Kaleyra’s customers, which could result in loss of customers, breach of contract claims, loss of revenue, reputational harm, and erosion of customer trust, all of which could harm Kaleyra’s business and reputation.

Due to their limited availability, there are certain popular area code prefixes that Kaleyra generally cannot obtain. Kaleyra’s inability to acquire or retain DIDs for its operations would make Kaleyra’s voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in Kaleyra’s customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases Kaleyra’s dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as Kaleyra’s scale and its need to pay higher costs for DIDs, and DIDs may become subject to more stringent regulation or conditions of usage such as the registration and on-going compliance requirements discussed above could harm Kaleyra’s business.

Kaleyra customers’ and other users’ violation of Kaleyra’s policies or other misuse of Kaleyra’s Platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage Kaleyra’s reputation, and Kaleyra may face a risk of litigation and liability for unauthorized, inaccurate, or fraudulent information distributed via Kaleyra’s Platform.

The actual or perceived improper sending of text messages may subject Kaleyra to potential risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If Kaleyra does not comply with these laws or regulations or if Kaleyra becomes liable under these laws or regulations due to the failure of Kaleyra’s customers to comply with these laws by obtaining proper consent, Kaleyra could face direct liability.

Moreover, despite Kaleyra’s ongoing and substantial efforts to limit such use, certain customers may use Kaleyra’s Platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use Kaleyra’s Platform on a free trial basis. These actions are in violation of Kaleyra’s policies. However, Kaleyra’s efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity, such use of Kaleyra’s Platform could damage Kaleyra’s reputation and it could face claims for damages, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, Kaleyra customers’ and other users’ promotion of their products and services through Kaleyra’s Platform might not comply with federal, state, and foreign laws. Kaleyra relies on contractual representations made to Kaleyra by its customers that their use of Kaleyra’s Platform will comply with Kaleyra’s policies and applicable law, including, without limitation, Kaleyra’s message communication policy. Although Kaleyra will retain the right to verify that customers and other users are abiding by certain contractual terms, Kaleyra’s Authorized Use Policy and Kaleyra’s message communication policy and, in certain circumstances, to review their distribution lists, Kaleyra’s customers and other users are ultimately responsible for compliance with Kaleyra’s policies, and it does not systematically audit Kaleyra’s customers or other users to confirm compliance with Kaleyra’s policies. Kaleyra cannot predict whether Kaleyra’s role in facilitating its customers’ or other users’ activities would expose Kaleyra to liability under applicable law. Even if claims asserted against Kaleyra do not result in liability, Kaleyra may incur substantial costs in investigating and defending such claims. If Kaleyra is found liable for its customers’ or other users’ activities, Kaleyra could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Kaleyra may be subject to governmental export controls and economic sanctions regulations that could impair Kaleyra’s ability to compete in international markets due to licensing requirements and could subject Kaleyra to liability if Kaleyra is not in compliance with applicable laws.

Certain of Kaleyra’s products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of Kaleyra’s products and the provision of Kaleyra’s services must be made in compliance with these laws and regulations. Although Kaleyra takes precautions to prevent its products from being provided in violation of such laws, Kaleyra is aware of previous exports of certain of Kaleyra’s products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If Kaleyra fails to comply with these laws and regulations, Kaleyra and certain of its employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on Kaleyra and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in Kaleyra’s products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of Kaleyra’s products and services in international markets, or, in some cases, prevent the export of Kaleyra’s products or provision of Kaleyra’s services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of Kaleyra’s products and services, or in its decreased ability to export Kaleyra’s products or provide Kaleyra’s services to existing or prospective customers with international operations. Any decreased use of Kaleyra’s products and services or limitation on Kaleyra’s ability to export its products and provide its services could harm Kaleyra’s business.

Further, Kaleyra incorporates encryption technology into certain of its products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit Kaleyra’s customers’ ability to import its products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or Kaleyra’s failure to obtain required approval for Kaleyra’s products, when applicable, could harm Kaleyra’s international sales and adversely affect Kaleyra’s revenue. Compliance with applicable regulatory requirements regarding the export of Kaleyra’s products and provision of Kaleyra’s services, including with respect to new releases of Kaleyra’s products and services, may create delays in the introduction of Kaleyra’s products and services in international markets, prevent Kaleyra’s customers with international operations from deploying its products and using Kaleyra’s services throughout their globally-distributed systems or, in some cases, prevent the export of Kaleyra’s products or provision of Kaleyra’s services to some countries altogether.

Kaleyra faces a risk of litigation resulting from customer misuse of Kaleyra’s services and software to make or send unauthorized calls and/or text messages in violation of the Telephone Consumer Protection Act.

Calls and/or text messages originated by Kaleyra’s customers may subject Kaleyra to potential risks. For example, the TCPA restricts telemarketing and the use of technologies that enable automatic calling and/or text messages without proper consent. This may result in civil claims against Kaleyra and requests for information through third-party subpoenas or regulatory investigations. The scope and interpretation of the laws that are or may be applicable to the making and/or delivery of calls and/or text messages are continuously evolving and developing. If Kaleyra does not comply with these laws or regulations or if Kaleyra becomes liable under these laws or regulations due to the failure of Kaleyra’s customers to comply with these laws by obtaining proper consent, Kaleyra could become subject to lawsuits, fines, civil penalties, potentially significant statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in Kaleyra services, loss of users and other adverse consequences, which could harm Kaleyra’s business.

The effects of increased regulation of IP-based service providers are unknown.

While the FCC has to date generally subjected IP-based service providers to less stringent regulatory oversight than traditional common carriers, the FCC has imposed certain regulatory obligations on providers of voice-over-internet protocol (“VoIP”) services, including the obligations to contribute to the Universal Service Fund, to provide 911 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations could have a material adverse effect on Kaleyra’s business.

If Kaleyra experiences excessive credit card or fraudulent activity, Kaleyra could incur substantial costs.

Kaleyra’s customers may choose to authorize Kaleyra to bill their credit card accounts directly for service fees that Kaleyra charges. If people pay for Kaleyra’s services with stolen credit cards, Kaleyra could incur substantial third-party vendor costs for which Kaleyra may not be reimbursed. Further, Kaleyra’s customers provide it with credit card billing information online, and Kaleyra does not review the physical credit cards used in these transactions, which increases Kaleyra’s risk of exposure to fraudulent activity. Kaleyra also incur charges, which Kaleyra refers to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase Kaleyra’s services. If the number of unauthorized credit card transactions becomes excessive, Kaleyra could be assessed substantial fines for excess chargebacks, and Kaleyra could lose the right to accept credit cards for payment.

Kaleyra’s products may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although Kaleyra’s customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use Kaleyra’s products to send targeted and untargeted spam messages. Kaleyra cannot be certain that its efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using Kaleyra’s Platform. In addition, a cybersecurity breach of Kaleyra’s customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could harm Kaleyra’s reputation with its customers and result in the incurrence of substantial costs for Kaleyra.

Unfavorable conditions in Kaleyra’s industry or the global economy or reductions in spending on information technology and communications could lower Kaleyra’s revenue and harm its business.

Kaleyra’s results of operations may vary based on the impact of changes in Kaleyra’s industry or the global economy on Kaleyra’s customers. Kaleyra’s results of operations depend in part on demand for information technology and cloud communications. In addition, Kaleyra’s revenue is dependent on the usage of Kaleyra’s products, which in turn is influenced by the scale of business that Kaleyra’s customers are conducting. To the extent that weak economic conditions result in a reduced volume of business for, and communications by, Kaleyra’s customers and prospective customers, demand for, and use of, Kaleyra’s products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Kaleyra has generated a portion of its revenue from small and medium-sized businesses, and Kaleyra expects this to continue to increase in the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If Kaleyra’s customers reduce their use of Kaleyra’s products, or prospective customers delay adoption or elect not to adopt Kaleyra products, as a result of a weak economy, this could lower Kaleyra’s revenue and harm its business.

Kaleyra may require additional capital to support Kaleyra’s business, and this capital might not be available on acceptable terms, if at all.

Kaleyra intends to continue to make investments to support Kaleyra’s business and may require additional funds. In particular, Kaleyra may seek additional funds to develop new products and enhance Kaleyra’s Platform and existing products, expand Kaleyra’s operations, including Kaleyra’s sales and marketing organizations and Kaleyra’s presence outside of the U.S., improve Kaleyra’s infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, Kaleyra may use a portion of its cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, Kaleyra may need to engage in equity or debt financings to secure additional funds. If Kaleyra raises additional funds through future issuances of equity or convertible debt securities, Kaleyra’s stockholders could suffer significant dilution, and any new equity securities Kaleyra issues could have rights, preferences and privileges superior to those of holders of Kaleyra’s common stock. Any debt financing that Kaleyra may secure in the future could involve restrictive covenants relating to Kaleyra’s capital raising activities and other financial and operational matters, which may make it more difficult for Kaleyra to obtain additional capital and to pursue business opportunities. Kaleyra may not be able to obtain additional financing on terms favorable to Kaleyra, if at all. If Kaleyra is unable to obtain adequate financing or financing on terms satisfactory to Kaleyra when Kaleyra requires it, Kaleyra’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired and could harm Kaleyra’s business.

Kaleyra’s business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

A significant natural disaster, such as an earthquake, fire or flood, occurring at Kaleyra’s headquarters, at one of Kaleyra’s other facilities or where a business partner is located could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Kaleyra’s service providers, this could adversely affect the ability of Kaleyra’s customers to use its products and Platform. In addition, natural disasters and acts of terrorism could cause disruptions in Kaleyra’s or its customers’ businesses, national economies or the world economy as a whole. Kaleyra also rely on its network and third-party infrastructure and enterprise applications and internal technology systems for Kaleyra’s engineering, sales and marketing, and operations activities. Although Kaleyra maintains incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, Kaleyra may be unable to continue its operations and may endure system interruptions, reputational harm, delays in Kaleyra’s development activities, lengthy interruptions in service, breaches of data security and the loss of critical data.

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in Kaleyra’s industry, have occurred on Kaleyra’s Platform in the past and may occur on Kaleyra Platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of Kaleyra’s products and technical infrastructure to the satisfaction of Kaleyra’s users may harm Kaleyra’s reputation and Kaleyra’s ability to retain existing users and attract new users.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, Kaleyra carried a net $26,934 thousand of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Kaleyra has identified material weaknesses in its internal control over financial reporting. If Kaleyra’s remediation of these material weaknesses is not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.

Prior to the Business Combination, Kaleyra has been a private company with limited accounting personnel to adequately execute its accounting process and other supervisory resources with which to address its internal control over financial reporting. In connection with the audit of its financial statements for the years ended December 31, 2018 and 2017, Kaleyra identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

These material weaknesses included the following:

•	lack of management review and approval of manual journal entries both at general ledger and consolidated level;

•	lack of management review and approval of the data used to support the accuracy of certain data utilized for bulk services billings to customers; and

•	lack of management review and control over the evaluation of the accounting for the acquisitions of Buc Mobile and Solutions Infini performed by Kaleyra with the support of specialists.

Neither Kaleyra nor its independent registered public accounting firm were required to perform an evaluation of Kaleyra’s internal control over financial reporting as of and for the years ended December 31, 2018 and 2017. Had such an evaluation been performed, additional control deficiencies may have been identified, and those control deficiencies could have also represented one or more material weaknesses.

Kaleyra cannot assure you that the measures it has taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses it has identified or avoid potential future material weaknesses. If the steps Kaleyra takes do not correct the material weaknesses in a timely manner, it will be unable to conclude that Kaleyra maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

If Kaleyra fails to remediate its existing material weaknesses or identify new material weaknesses in its internal controls over financial reporting, if Kaleyra is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if it is unable to conclude that its internal controls over financial reporting are effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal controls over financial reporting when it is no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of its financial reports and the market price of Kaleyra’s common stock could be negatively affected. As a result of such failures, Kaleyra could also become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from Kaleyra’s regular business activities.

Changes in the international and U.S. taxation business activities or the adoption of other tax reform policies could materially impact Kaleyra’s business, results of operations and financial condition.

Changes to tax laws in jurisdictions where Kaleyra currently does business may be enacted in the future and could impact the tax treatment of Kaleyra’s earnings. Due to the expansion of Kaleyra’s business activities into new geographic regions, any changes in the taxation of such activities may increase Kaleyra’s worldwide effective tax rate. An increase in overall tax rate could reduce Kaleyra’s cash flow and lower Kaleyra’s overall profitability.

Kaleyra’s global operations and structure subject Kaleyra to potentially adverse tax consequences.

Kaleyra generally conducts Kaleyra global operations through subsidiaries and report Kaleyra’s taxable income in various jurisdictions worldwide based upon Kaleyra’s business operations in those jurisdictions. In particular, Kaleyra’s intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, Kaleyra’s tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which Kaleyra has business operations. The relevant revenue and taxing authorities may disagree with positions Kaleyra has taken generally, or Kaleyra’s determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and Kaleyra’s position were not sustained, Kaleyra could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of Kaleyra’s operations.

Certain government agencies in jurisdictions where Kaleyra and its affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Co-operation and Development is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which Kaleyra and its affiliates do business could change on a prospective or retroactive basis, and any such changes could increase Kaleyra‘s liabilities for taxes, interest and penalties, and therefore could harm Kaleyra’s business, cash flows, results of operations and financial position.

Kaleyra must continue to develop effective business support systems to implement customer orders and to provide and bill for services.

Kaleyra depends on its ability to continue to develop effective business support systems. This complicated undertaking requires significant resources and expertise and support from third-party vendors. Following the development of the business support systems, the data migration must be completed for the full benefit of the systems to be realized. Business support systems are needed for:

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering services;

•

providing customers with direct access to the information systems included in Kaleyra’s Platform so that they can manage the services they purchase from Kaleyra, generally through web-based customer portals; and

•	billing for services.

Because Kaleyra’s business provides for continued rapid growth in the number of customers that Kaleyra serves, the volume of services offered, as well as the integration of any acquired companies’ business support systems, if any, Kaleyra must continue to develop its business support systems on a schedule sufficient to meet proposed milestone dates. If Kaleyra fails to develop effective business support systems or complete the data migration into these systems, it could materially adversely affect Kaleyra’s ability to implement its business plans, realize anticipated benefits from Kaleyra’s acquisitions, if any, and meet Kaleyra’s financial goals and objectives.

If Kaleyra is not able to maintain and enhance Kaleyra’s brand and increase market awareness of Kaleyra and its services, then Kaleyra’s business could be harmed.

Kaleyra believes that maintaining and enhancing Kaleyra’s brand identity and increasing market awareness of Kaleyra and its services are critical to achieving widespread acceptance of Kaleyra and its Platform, as well as to strengthen Kaleyra’s relationships with its existing customers and to Kaleyra’s ability to attract new customers. The successful promotion of Kaleyra’s brand will depend largely on Kaleyra’s continued marketing efforts, Kaleyra’s ability to continue to offer high quality services and Kaleyra’s ability to successfully differentiate Kaleyra’s services from competing products and services. Kaleyra’s brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of Kaleyra’s services and competing products and services, which may significantly influence the perception of Kaleyra’s services in the marketplace. If these reviews are negative or not as strong as reviews of Kaleyra’s competitors’ services, then Kaleyra’s brand may be harmed.

From time to time, Kaleyra’s customers have complained about Kaleyra’s services, such as complaints about Kaleyra’s pricing and customer support. If Kaleyra does not handle customer complaints effectively, then Kaleyra’s brand and reputation may suffer, Kaleyra’s customers may lose confidence in Kaleyra and they may reduce or cease their use of Kaleyra’s services. In addition, many of Kaleyra’s customers post and discuss on social media about products and services, including Kaleyra’s products and its Platform. Kaleyra’s success depends, in part, on Kaleyra’s ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions Kaleyra takes or changes it makes to its services or Platform upset these customers, then their online commentary could negatively affect Kaleyra’s brand and reputation. Complaints or negative publicity about Kaleyra, its services or Platform could harm Kaleyra’s ability to attract and retain customers.

The promotion of Kaleyra’s brand also requires Kaleyra to make substantial expenditures, and Kaleyra anticipates that these expenditures will increase as Kaleyra’s market becomes more competitive and as Kaleyra expands into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses Kaleyra incurs. If Kaleyra does not successfully maintain and enhance its brand, then Kaleyra’s business may not grow, Kaleyra may see its pricing power reduced relative to competitors and Kaleyra may lose customers, all of which could lower Kaleyra’s revenue and harm its business.

Any failure to deliver and maintain high-quality customer support may adversely affect Kaleyra’s relationships with its customers and prospective customers and could adversely affect Kaleyra’s reputation, business, results of operations and financial condition.

Many of Kaleyra’s customers depend on Kaleyra’s customer support team to assist them in deploying or using Kaleyra’s services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If Kaleyra does not devote sufficient resources or are otherwise unsuccessful in assisting Kaleyra’s customers effectively, it could adversely affect Kaleyra’s ability to retain existing customers and could prevent prospective customers from adopting Kaleyra’s services. Kaleyra may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. Kaleyra also may be unable to modify the nature, scope and delivery of its customer support to compete with changes in the support services provided by Kaleyra’s competitors. Increased demand for customer support, without corresponding revenue, could increase Kaleyra’s costs and harm its business and operations. Kaleyra’s sales are highly dependent on Kaleyra’s business reputation and on positive recommendations from existing customers. Any failure to deliver and maintain high-quality customer support, or a market perception that Kaleyra does not maintain high-quality customer support, could harm Kaleyra’s reputation and business.

Indemnity provisions in various agreements potentially expose Kaleyra to substantial liability for intellectual property infringement and other losses.

Kaleyra’s agreements with customers and other third parties typically include indemnification or other provisions under which Kaleyra agrees to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by Kaleyra to property or persons or other liabilities relating to or arising from Kaleyra’s services or Platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from a contractual breach could harm Kaleyra’s business. Although Kaleyra normally contractually limit its liability with respect to such obligations, Kaleyra may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could harm Kaleyra’s relationship with that customer and other current and prospective customers and reduce demand for its services.

Kaleyra is subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely affect Kaleyra’s results of operations.

In the ordinary course of business, Kaleyra is subject to various claims and litigation. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, Kaleyra maintains insurance against some, but not all, of these potential claims. Kaleyra may elect not to obtain insurance if Kaleyra believes that the cost of available insurance is excessive relative to the risks presented. The levels of insurance Kaleyra maintains may not be adequate to fully cover any and all losses or liabilities. Further, Kaleyra may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant judgment, claim (or a series of claims) or other event is not fully insured or indemnified against, it could have a material adverse impact on Kaleyra’s business, financial condition and results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. Kaleyra cannot be certain that the outcome of current or future litigation will not harm its business and results of operations.

Kaleyra may be liable for the information that content owners or distributors distribute over Kaleyra’s network.

The law relating to the liability of private network operators for information carried on or disseminated through their networks remains unsettled. While Kaleyra disclaims any liability for third-party content in Kaleyra’s services agreements, Kaleyra may become subject to legal claims relating to the content disseminated on Kaleyra’s network, even though such content is owned or distributed by Kaleyra customers or a customer of Kaleyra customers. For example, lawsuits may be brought against Kaleyra claiming that material distributed using Kaleyra’s network was inaccurate, offensive or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for Kaleyra to monitor all of the content distributed using Kaleyra’s network. Kaleyra may need to take costly measures to reduce Kaleyra’s exposure to these risks or to defend ourselves against such claims, which could increase Kaleyra’s costs and harm its results of operations.

Defects or errors in Kaleyra’s services could diminish demand for Kaleyra’s services, harm Kaleyra’s business and subject Kaleyra to liability.

Kaleyra’s customers use its services for important aspects of their businesses, and any errors, defects or disruptions to Kaleyra’s services and any other performance problems with Kaleyra’s services could damage its customers’ businesses and, in turn, hurt Kaleyra’s brand and reputation. Kaleyra provides regular updates to Kaleyra’s services, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in Kaleyra’s services could result in negative publicity, loss of or delay in market acceptance of Kaleyra’s Platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, Kaleyra may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, Kaleyra may not carry insurance sufficient to compensate Kaleyra for any losses that may result from claims arising from defects or disruptions in Kaleyra’s services. As a result, Kaleyra’s brand and reputation could be harmed.

Risks Related to the Company and the Business Combination

Subsequent to the consummation of the Business Combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on Kaleyra, the Company cannot assure you that this diligence revealed all material issues that may be present in Kaleyra’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and Kaleyra’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Neither the post-combination company nor its stockholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total aggregate closing consideration in the event that any of the representations and warranties made by Kaleyra in the Business Combination ultimately proves to be inaccurate or incorrect.

The representations and warranties made by Kaleyra and the Company to each other in the Stock Purchase Agreement will not survive the consummation of the Business Combination. As a result, the post-combination company and its stockholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration if any representation or warranty made by Kaleyra in the Stock Purchase Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, the post-combination company would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

If the post-combination company does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If the post-combination company does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, the post-combination company has agreed to use its best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the post-combination company cannot assure you that it will be able to do so. If the post-combination company is unable to do so, the potential “upside” of the holder’s investment in the post-combination company may be reduced or the warrants may expire worthless.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of common stock purchasable upon exercise of a warrant.

The post-combination company has no obligation to net cash settle the warrants.

In no event will the post-combination company have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of an initial business combination, including the Business Combination, or exercise of the warrants. Accordingly, the warrants may expire worthless.

The post-combination company’s ability to be successful after the Business Combination will be totally dependent upon the efforts of its key personnel, including Kaleyra’s key personnel, all of whom are expected to join the post-combination company following the Business Combination. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The post-combination company’s ability to be successful after the Business Combination is dependent upon the efforts of key personnel of Kaleyra, including Dario Calogero, Kaleyra’s Chief Executive Officer. Although the post-combination company expects all of Kaleyra’s key personnel to remain with the post-combination company following the Business Combination, it is possible that the post-combination company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the post-combination company. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the post-combination company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Company’s Founders, and directors and officers from prior to the closing of the Business Combination have interests in the Business Combination which may be different from or in addition to (and which may conflict with) the interests of its stockholders.

The Company’s Founders, and officers and directors from prior to the closing of the Business Combination and their respective affiliates (the “Initial Stockholders”) and associates have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of the Company’s public stockholders, which may result in a conflict of interest. These interests include:

•

the fact that our Initial Stockholders could not redeem any of the shares of common stock that they hold in connection with the stockholder vote to approve a proposed initial business combination and such Initial Stockholders would lose their entire investment in us if an initial business combination was not consummated by December 12, 2019;

•

the fact that the Founders paid an aggregate of $5,007,560 for the Founder Shares and such securities had a significantly higher value at the time of the Business Combination, which if unrestricted and freely tradable would be valued at $40,270,060 (based upon a $10.00 per share price for our common stock);

•

the fact that the Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to their shares of common stock they hold (other than any public shares, in the case of Cowen Investments) if the Company failed to complete an initial business combination by December 12, 2019;

•

the fact that the Founders paid an aggregate of $4,982,560 for their 498,256 private placement units, including the rights and warrants that are a constituent part of the private placement units, and that such private placement units would be worthless if a business combination was not consummated by December 12, 2019;

•

the continued right of the Founders to hold our common stock and the shares of common stock to be issued to such Founders upon conversion of the rights and exercise of their private placement warrants following the Business Combination, subject to certain vesting restrictions and lock-up periods;

•	the anticipated continuation of certain members of the Board as directors of the post-combination company;

•	the continued indemnification of these directors and officers and the continuation of the Company’s directors’ and officers’ liability insurance after the Business Combination; and

•

that, at the closing the Company amended and restated the Existing Registration Rights Agreement that the Company and certain holders of common stock entered into, which provides certain stockholders and their permitted transferees with registration rights.

Stockholders of the post-combination company may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, following the Business Combination, some of our directors and executive officers reside outside of the U.S. As a result, stockholders of the post-combination company may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

A market for the post-combination company’s securities may not continue, which would adversely affect the liquidity and price of its securities.

Following the Business Combination, the price of the post-combination company’s securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for the post-combination company’s securities following the Business Combination may never develop or, if developed, it may not be sustained. In addition, the price of the post-combination company’s securities after the Business Combination can vary due to general economic conditions and forecasts, the post-combination company’s general business condition and the release of the post-combination company’s financial reports. Additionally, if the post-combination company’s securities are not listed on, or become delisted from, the NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of the post-combination company’s securities may be more limited than if the post-combination company’s securities were quoted or listed on the NYSE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that the post-combination company will be able to comply with the continued listing standards of the NYSE American.

The post-combination company’s common stock and warrants are currently listed on the NYSE American. If the NYSE American delists the post-combination company’s securities from trading on its exchange for failure to meet the listing standards, the post-combination company’s and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the post-combination company’s securities;

•

a determination that the common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The ability to execute the post-combination company’s strategic plan could be negatively impacted due to the fact that a significant number of stockholders chose to redeem their shares in connection with the Business Combination.

The post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If the post-combination company fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the combined company will not be able to compete effectively.

The post-combination company will operate in a highly competitive, quickly changing environment, and the combined company’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. The post-combination company’s ability to successfully introduce and market new products is unproven. Because the post-combination company will have a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the combined company’s operating results, particularly with respect to any new products that it may introduce. The post-combination company’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate the post-combination company’s products and services from competitors’ products, the post-combination company will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, Kaleyra do not continue, or if the post-combination company’s new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which the post-combination company will operate, the post-combination company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that the post-combination company may not be successful with its new products and services, and as a result the post-combination company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Also, the post-combination company’s may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, the post-combination company may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If the post-combination company is unable to effectively and successfully further develop these new product and service lines, the post-combination company may not be able to increase or maintain sales (as compared to sales of Kaleyra on a standalone basis), and the post-combination company’s gross margin (as compared to sales of Kaleyra on a standalone basis) may be adversely affected.

Furthermore, the success of the post-combination company’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, the post-combination company’s ability to support these products, differentiation of new products from those of the post-combination company’s competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and the post-combination company may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If the post-combination company’s products fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

The post-combination company’s success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products similar to what Kaleyra currently offers and similar to what the post-combination company may offer in the future and may be reluctant to replace those products with what Kaleyra currently offers or which the combined company may offer in the future. Market acceptance of the post-combination company’s products and technology will depend on many factors, including the post-combination company’s ability to convince potential customers that the post-combination company’s products and technology are an attractive alternative to existing products and technology. Prior to adopting the post-combination company’s products and technology, some potential customers may need to devote time and effort to testing and validating the post-combination company’s systems. Any failure of the post-combination company’s systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than the combined company’s.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the post-combination company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the post-combination company’s securities prior to the closing may decline. The market values of the post-combination company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination was executed, the date of this proxy statement, or the date on which the post-combination company’s stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the post-combination company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for Kaleyra’s stock and trading in the shares of Company common stock has not been active. Accordingly, the valuation ascribed to Kaleyra and Company common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the post-combination company’s securities develops and continues, the trading price of the post-combination company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the post-combination company’s control. Any of the factors listed below could have a material adverse effect on your investment in the post-combination company’s securities and the post-combination company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the post-combination company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the post-combination company’s securities following the Business Combination may include:

•

actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;

•	changes in the market’s expectations about the post-combination company’s operating results;

•	success of competitors;

•	the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;

•	the post-combination company’s ability to market new and enhanced services and products on a timely basis;

•	changes in laws and regulations affecting the post-combination company’s business;

•	commencement of, or involvement in, litigation involving the post-combination company;

•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of the post-combination company’s securities available for public sale;

•	any major change in the board or management;

•	sales of substantial amounts of common stock by the post-combination company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the post-combination company’s securities irrespective of its operating performance. The stock market in general and the NYSE American have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the post-combination company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the post-combination company could depress the post-combination company’s stock price regardless of the post-combination company’s business, prospects, financial condition or results of operations. A decline in the market price of the post-combination company’s securities also could adversely affect the post-combination company’s ability to issue additional securities and the post-combination company’s ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding the post-combination company’s securities adversely, the price and trading volume of the post-combination company’s securities could decline.

The trading market for the post-combination company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the post-combination company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, the post-combination company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company, change their recommendation regarding the post‑combination company’s stock adversely, or provide more favorable relative recommendations about the post-combination company’s competitors, the price of the post-combination company’s securities would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post‑combination company or fail to regularly publish reports on it, the post-combination company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

Following the Business Combination, we may be required to purchase up to 4,871,949 shares of common stock pursuant to forward share purchase agreements, thereby reducing cash available to us for other purposes.

The Company has prior to the consummation of the Business Combination entered into Forward Share Purchase Agreements with each of Greenhaven Road Capital Fund 1, LP, a Delaware limited partnership (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, LP, a Delaware limited partnership (“Greenhaven Fund 2” and together with Greenhaven Fund 1, “Greenhaven”); Kepos Alpha Fund L.P., a Cayman Islands limited partnership (“KAF”); Glazer Capital, LLC (“Glazer”); and Yakira Capital Management, Inc. (“Yakira”); and an agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”) for an OTC Equity Prepaid Forward Transaction (the “Forward Transaction”).  The Forward Share Purchase Agreements with Greenhaven and KAF pertain to shares issued to each of them upon the conversion of the rights each of them held prior to the closing of the Business Combination and provides that the post-combination company may be obligated to purchase the shares if either of Greenhaven or KAF exercise an option to sell such shares to the post-combination company. If either Greenhaven or KAF exercise their respective options, the post-combination company will have to expend funds to purchase those shares, which will reduce the cash available to it for other purposes. The price at which the post-combination company would have to purchase such shares will be at least $10.50 per share.

The Forward Share Purchase Agreement with Yakira similarly pertains to shares issued to Yakira upon the conversion of the rights it held prior to the closing of the Business Combination and provides that the post‑combination company may be obligated to purchase the shares if Yakira exercises an option to sell such shares to the post-combination company. If Yakira exercises its respective option, the post-combination company will have to expend funds to purchase those shares, which will reduce the cash available to it for other purposes. The price at which the post-combination company would have to purchase such shares will be at least $10.50 per share. In addition, the Forward Share Purchase Agreement with Yakira also provides that Yakira may elect to sell and transfer to the post-combination company, and the post-combination company will purchase shares of common stock of the post-combination company held by Yakira at the closing of the Business Combination. If Yakira still owns such shares as of the four month anniversary of the closing of the Business Combination, Yakira may sell such shares between the four month anniversary and six month anniversary of the closing of the Business Combination to the post-combination company for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the closing of the Business Combination that Yakira has held such shares. The post-combination company has placed into an escrow account the cash to fund the Yakira Shares Purchase Price, and as a result, such cash is not available to it for other purposes unless Yakira does not exercise its option.

The Forward Share Purchase Agreement with Glazer similarly provides that Glazer may elect to sell and transfer to the post-combination company, and the post-combination company will purchase shares of common stock of the post-combination company held by Glazer at the closing of the Business Combination. If Glazer still owns such shares as of the sixth month anniversary of the closing of the Business Combination, Glazer may sell such shares to the post-combination company for a per share price (the “Glazer Shares Purchase Price”) equal to $10.6819. The post-combination company has placed into an escrow account the cash to fund the Glazer Shares Purchase Price, and as a result, such cash is not available to it for other purposes unless Glazer does not exercise its option.

The Company has also entered into the Confirmation with NGFP. The Confirmation confirms the terms and conditions of the Forward Transaction entered into between the Company and NGFP. Pursuant to the terms of the Confirmation, NGFP agreed to waive any redemption right that would require the redemption of shares that it held at the closing of the Business Combination in exchange for a pro rata amount of the funds held in the trust account. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares for a period of time following the consummation of the Business Combination, at which time the post-combination company will be required to purchase from NGFP, and NGFP will be required to sell to the post-combination company, any such shares not otherwise previously sold by NGFP. The Forward Transaction with NGFP is for 1,623,000 shares of common stock that NGFP held at the closing of the Business Combination. The Confirmation provides that the post-combination transfer from the trust account an amount of cash equal to (a) the aggregate number of shares held by NGFP multiplied by (b) the per share redemption amount for our shares of common stock, which was $10.5019. As a result, these amounts transferred to NGFP will not be available to the post-combination company unless and until NGFP sell such shares in the market. Furthermore, if NGFP sells shares to the post-combination company, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to the post‑combination company, plus an accrual amount equal to the per share redemption amount multiplied by 2.75% per annum if the shares are sold to the post-combination company at the end of one year following the Business Combination, or 3.50% per annum if the shares are sold to the post-combination company at the end of two years following the Business Combination. If NGFP sells shares to the post-combination company, the post‑combination company will have to expand funds to purchase shares from NGFP, which will reduce the cash available to it for other purposes.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of the post-combination company’s common stock.

Sales of a substantial number of shares of the Company’s common stock in the public market could occur at any time. If the post-combination company’s stockholders sell, or the market perceives that the post-combination company’s stockholders intend to sell, substantial amounts of the post-combination company’s common stock in the public market, the market price of the post-combination company’s common stock could decline.

In connection with their initial purchase of the Company’s securities, the Initial Stockholders were granted registration rights pursuant to the Existing Registration Rights Agreement. In connection with the Business Combination, the Company agreed to amend and restate the Existing Registration Rights Agreement with the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, after the date of closing of the Business Combination, the Sellers’ Representative, Cowen or the holders of at least a majority-in-interest of the then-outstanding shares issued to or issuable to the Initial Stockholders, and the shares issued in the Business Combination (collectively, the “Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that we register the Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Registration Rights Agreement, the holders of the Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. Notwithstanding the foregoing, Cowen, and Messrs.

Silverberg and Bernstein may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after December 7, 2017 and may not exercise their demand rights on more than one occasion. The post-combination company will bear the expenses incurred in connection with the filing of any such registration statements, provided, that the post-combination company is not required to pay for any registration if the request for such registration is subsequently withdrawn at the request of the holders of a majority of the Registrable Securities to be registered in such registration.

Warrants will become exercisable for post-combination company common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to the post-combination company’s stockholders.

The Company issued public warrants to purchase 10,781,250 shares of common stock as part of the Company’s IPO and in connection with the Company’s IPO, the Company issued an aggregate of 373,692 private placement warrants as part of the private placement units to the Sponsor. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

The post-combination company may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

The post-combination company has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the post-combination company sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by the post-combination company, the post-combination company may exercise its redemption right even if the post-combination company is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by the post-combination company so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in the second amended and restated certificate of incorporation as well as provisions of Delaware law, could impair a takeover attempt.

The second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The post‑combination company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the post-combination company’s securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the post-combination company’s business, investments and results of operations.

The post-combination company is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the post-combination company is required to comply with certain SEC, NYSE American and other legal or regulatory requirements, including the NYSE American upon the transfer of its listing. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the post-combination company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the post-combination company’s business and results of operations.

The post-combination company’s structure may be inefficient from the point of view of taxes.

Kaleyra S.p.A. is a controlled foreign corporation of the post-combination company for U.S. federal income tax purposes. This means that a substantial part of the net income, if any, of Kaleyra S.p.A. and its non‑U.S. subsidiaries will be taxable to the post-combination company without regard to whether a dividend is paid to the post-combination company, subject to available foreign tax credits and a special deduction. Moreover, because Kaleyra S.p.A. has a U.S. subsidiary, the resulting structure (sometimes referred to as a “sandwich structure”) would be subject to multiple levels of tax. Generally speaking, it is difficult to simplify a sandwich structure without incurring taxes in one or more jurisdictions.

The post-combination company may be a “controlled company” within the meaning of the applicable rules of the NYSE American and, as a result, may qualify for exemptions from certain corporate governance requirements. If the post-combination company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon the closing of the Business Combination, the sellers of Kaleyra S.p.A. control a majority of the voting power of the post-combination company’s outstanding common stock, and the post-combination company may then be a “controlled company” within the meaning of applicable rules of the NYSE American upon the closing of the Business Combination. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•

that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

If available, the post-combination company may use these exemptions now or in the future. As a result, the post-combination company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

Any of the foregoing could have an adverse impact on our operations following the Business Combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

GigCapital, Inc. maintained its corporate offices at 2479 E. Bayshore Rd., Suite 200, Palo Alto, CA 94303.  The cost for this space was included in the $20,000 per month fee that GigCapital, Inc. paid our Sponsor for office space, administrative and support services. GigCapital, Inc. believes, based on fees for similar services in the San Francisco Bay Area, that the fee charged by the Sponsor was at least as favorable as GigCapital, Inc. could have obtained from an unaffiliated party. GigCapital, Inc. considered this office space, combined with the other office space otherwise available to its executive officers, adequate for its operations prior to the Business Combination.

Item 3. Legal Proceedings.

The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against us or any of its current or former officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began trading on the NYSE under the symbol “GIG.U” on December 8, 2017. On January 16, 2018, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units. On January 17, 2018, our shares of common stock, warrants and rights began trading on the NYSE under the symbols “GIG”, “GIG.WS” and “GIGr” respectively. No fractional warrants were issued upon separation of the units and only whole warrants were traded. Each warrant entitles the holder to purchase one common share at a price of $11.50.  Warrants may only be exercised for whole shares and will become exercisable 30 days after the completion of the Business Combination. Our warrants expire five years after the completion of the Business Combination. Following the completion of the Business Combination, our shares of common stock and warrants were voluntarily delisted from the NYSE and began trading on the NYSE American on November 26, 2019 and December 2, 2019, respectively.  The units and rights were delisted by the NYSE effective as of November 25, 2019 as they no longer exist following the completion of the Business Combination, as disclosed in the Proxy Statement.

(b) Holders

At November 22, 2019, immediately prior to the consummation of the Business Combination, there were five holders of record of our Units, five holders of record of our separately traded shares of common stock, one holder of record of our separately traded warrants, and one holder of record of our separately traded rights.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

Overview

GigCapital was a blank check company incorporated in the State of Delaware formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities.

As of September 30, 2019, not including cash held in GigCapital’s trust account in the amount of $78,757,615, GigCapital had cash of $469,707 and a working capital deficit of $5,304,524. As noted above, on November 25, 2019, GigCapital consummated the Business Combination.

Results of Operations

GigCapital neither engaged in any operations nor generated any revenues. For the period from October 9, 2017 (“Inception”) through September 30, 2019, GigCapital’s only activities were organizational activities and activities to identify a target business for its initial business combination, including the Business Combination. GigCapital generated non-operating income in the form of interest income on cash and marketable securities held in the trust account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account’), which was funded after GigCapital’s initial public offering of units (the “Units”) consisting of one share of common stock, three-quarters of one warrant to purchase one share of common stock, and one right to receive one-tenth of one share of common stock upon our completion of the Business Combination (the “Offering”) to hold an amount of cash and marketable securities equal to that raised in the Offering, including such proceeds from the exercise of the underwriters’ over-allotment option. There was no significant change in GigCapital’s financial or trading position and no material adverse change has occurred since the date of GigCapital’s audited financial statements.

For the year ended September 30, 2019, GigCapital incurred a net loss of $1,086,138, which consisted of interest income on marketable securities held in the Trust Account of $2,648,070, offset by operating expenses of $2,981,188 and a provision for income taxes of $753,020. For the period from Inception to September 30, 2018, GigCapital incurred a net loss of $665,385, which consisted of interest income on marketable securities held in the Trust Account of $1,814,589, offset by operating expenses of $1,879,526 and a provision for income taxes of $600,448. GigCapital’s business activities for the year ended September 30, 2019 and 2018 consisted solely of completing the Offering, and identifying and evaluating a potential initial business combination, including the Business Combination.

Liquidity and Capital Resources

On December 12, 2017, GigCapital consummated the initial closing of the Offering with the delivery of 12,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the initial closing of the Offering, GigCapital consummated the initial closing of a private placement with the sale of 489,500 Units (the “Private Placement Units”) at a price of $10.00 per Unit, generating gross proceeds of $4,895,000.

On January 9, 2018, in connection with the underwriters’ exercise in full of their option to purchase an additional 1,875,000 Units solely to cover over-allotments, if any (the “over-allotment option”), GigCapital consummated the sale of an additional 1,875,000 Units at a price of $10.00 per Unit, generating gross proceeds of $18,750,000. Simultaneously with the closing of the sale of such additional Units, GigCapital consummated the second closing of a private placement resulting in the sale of an additional 8,756 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $87,560.

Following the initial and second closings of the Offering and the sale of the Private Placement Units, a total of $143,750,000 was placed in the Trust Account. GigCapital incurred $3,252,059 in offering related costs, including $2,587,560 of underwriting fees and $664,499 of other costs.

As of September 30, 2019 and 2018, GigCapital held cash and marketable securities in the amount of $78,757,615 and $144,964,309, respectively, in the Trust Account. The marketable securities consisted of U.S. money market funds. Interest income earned from the funds held in the Trust Account may be used by GigCapital to pay taxes. For the year ended September 30, 2019 and 2018, GigCapital withdrew $1,172,534 and $379,123, respectively, from the interest earned on the Trust Account to pay federal and state income tax obligations.

For the year ended September 30, 2019, cash used in operating activities was $1,953,021, consisting of a net loss of $1,086,138, interest earned on marketable securities held in the Trust Account of $2,527,542 and interest receivable earned, but not paid as of September 30, 2019 on marketable securities held in the Trust Account of $120,528, partially offset by changes in operating assets and liabilities of $1,781,187.

For the period October 9, 2017 (date of inception) through September 30, 2018, cash used in operating activities was $1,537,356, consisting of a net loss of $665,385, interest earned on marketable securities held in the Trust Account of $1,593,432 and interest receivable earned, but not paid as of September 30, 2018 on marketable securities held in the Trust Account of $221,157, partially offset by changes in operating assets and liabilities of $942,618.

As of September 30, 2019, GigCapital had cash of $469,707 held outside the Trust Account.

Subsequent to September 30, 2019, and prior to the Special Meeting, holders of 3,668,303 Public Shares of GigCapital’s common stock exercised their right to redeem those shares for cash at a price of $10.5019 per share, for an aggregate of approximately $38.5 million. The per share redemption price of $10.5019 for holders of Public Shares electing redemption was paid out of GigCapital’s Trust Account, which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $40.8 million. In addition, approximately $14,000 remained in GigCapital’s operating account immediately prior to the Closing.

Off-Balance Sheet Financing Arrangements

As of September 30, 2019, GigCapital had not entered into any off-balance sheet financing arrangements. GigCapital did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. GigCapital did not enter into any off-balance sheet financing arrangements, establish any special purpose entities, guaranty any debt or commitments of other entities, or purchase any non-financial assets.

Contractual Obligations

As of September 30, 2019, GigCapital did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay its Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. GigCapital began incurring these fees on December 8, 2017 and continued to incur these fees monthly until the completion of the Business Combination.

On September 27, 2019, GigCapital and Greenhaven Road Capital Fund 1, LP, a Delaware limited partnership (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, LP, a Delaware limited partnership (“Greenhaven Fund 2” and together with Greenhaven Fund 1, “Greenhaven”) entered into a Forward Share Purchase Agreement (the “Greenhaven Purchase Agreement”) pursuant to which GigCapital agreed to purchase the shares of common stock of GigCapital into which rights of GigCapital held by Greenhaven and any additional rights that Greenhaven will acquire will convert into upon the Closing of the Business Combination at the following price: (1) $1.05 per right for the first 5,500,000 rights (which reflects $10.50 per share for the first 550,000 shares); (2) $1.07 per right for the next 2,500,000 rights (which reflects $10.70 per share for the next 250,000 shares); and (3) $1.10 per right for the next 2,000,000 rights (which reflects $11.00 per share for the next 200,000 shares). GigCapital agreed to purchase the Shares on the later of the sixtieth day after the Closing of the Business Combination or January 1, 2020 (the “Greenhaven Purchase Closing Date”).

In exchange for GigCapital’s commitment to acquire the shares on the Greenhaven Purchase Closing Date, each of Greenhaven Fund 1 and Greenhaven Fund 2 agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of GigCapital and including any Short Sales (as defined below) involving any of GigCapital’s securities), the rights (including any additional rights) held by Greenhaven, and any shares that such rights (including any additional rights) convert into, until the Greenhaven Purchase Closing Date, including not to tender the rights (or any additional rights) to GigCapital in response to any tender offer that GigCapital may commence for the rights. For purposes of the Greenhaven Purchase Agreement, “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities and Exchange Act of 1934 (the “Exchange Act”), whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non U.S. broker dealers or foreign regulated brokers. Notwithstanding the forgoing, the parties agreed that Greenhaven shall after the Closing of the Business Combination have the right but not the obligation to sell any or all of its shares issued for the rights into in the open market if the share price equals or exceeds $10.50 per share. Furthermore, the parties agreed that nothing in the Greenhaven Purchase Agreement shall prohibit Greenhaven from entering into a contract to purchase and/or sell warrants of GigCapital. No amount was recorded in the financial statements as the amount of the liability is not considered probable or reasonably estimable as it is dependent on the number of additional rights subsequently purchased by Greenhaven, as well as the number of shares sold by Greenhaven after the Business Combination should the market price of the stock increase above the $10.50 price limitation, as it did in November 2019.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. GigCapital has identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. GigCapital elected not to opt out of such extended transition period.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. GigCapital applied the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. GigCapital did not consider the effect of (1) warrants included in the Units sold in the Offering and the sale of the Private Placement Units to purchase an aggregate of 11,154,942 shares of common stock since the exercise of the warrants is contingent upon future events, (2) rights included in the Units sold in the Offering and the sale of the Private Placement Units that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events and (3) the 60,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of September 30, 2019 and 2018. Since GigCapital was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

In accordance with the two-class method, GigCapital’s net income (loss) is adjusted to remove net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the trust account and not the losses of GigCapital. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended September 30,	Period from October 9, 2017 (Date of Inception) through September 30,
	2019	2018
Net loss	$(1,086,138)	$(665,385)
Less: net income attributable to common stock subject to redemption	(1,169,705)	(941,036)
Adjusted net loss	$(2,255,843)	$(1,606,421)
Weighted-average common shares outstanding, basic and diluted	4,207,008	4,048,626
Net loss per share common share, basic and diluted	$(0.54)	$(0.40)

Common Stock subject to possible redemption

GigCapital accounted for its common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. GigCapital’s common stock featured certain redemption rights that were considered to be outside of its control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2019 and 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

GigCapital did not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

GigCapital’s efforts were limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination, including the Business Combination. GigCapital neither engaged in any operations nor generated any revenues. At September 30, 2019, the net proceeds from GigCapital’s Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, GigCapital did not believe that there would be an associated material exposure to interest rate risk.

As of September 30, 2019, $78,757,615 was held in the trust account for the purposes of consummating the Business Combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of GigCapital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital, Inc. (a Delaware corporation) (the “Company”) as of September 30, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2019 and for the period from October 9, 2017 (date of inception) to September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended September 30, 2019 and for the period from October 9, 2017 (date of inception) to September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

December 2, 2019

GigCapital, Inc.

Balance Sheets

	As of September 30,
	2019	2018
ASSETS
Current assets
Cash	$469,707	$597,268
Receivable from related party	6,946	6,229
Prepaid expenses	11,462	110,439
Total current assets	488,115	713,936
Cash and marketable securities held in Trust Account	78,757,615	144,964,309
Interest receivable on cash and marketable securities held in Trust Account	120,528	221,157
TOTAL ASSETS	$79,366,258	$145,899,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,391,723	$64,581
Payable to related party	123,421	—
Notes payable to Founders	3,050,426	—
Accrued liabilities	1,140,000	772,840
Other current liabilities	87,069	221,865
Total current liabilities	5,792,639	1,059,286
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 7,182,567 and 14,309,217 shares as of September 30, 2019 and 2018, respectively, at a redemption value of $10.00 per share	68,573,611	139,840,115
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 4,453,975 and 4,152,789 shares issued and outstanding as of September 30, 2019 and 2018, respectively (excluding 7,182,567 and 14,309,217 shares subject to possible redemption as of September 30, 2019 and 2018, respectively)	445	415
Additional paid-in capital	6,751,086	5,664,971
Accumulated deficit	(1,751,523)	(665,385)
Total stockholders’ equity	5,000,008	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,366,258	$145,899,402

The accompanying notes are an integral part of these financial statements.

GigCapital, Inc.

Statements of Operations

	Year Ended September 30,	Period from October 9, 2017 (Date of Inception) through September 30,
	2019	2018
Revenues	$—	$—
General and administrative expenses	2,981,188	1,879,526
Loss from operations	(2,981,188)	(1,879,526)
Other income
Interest income on cash and marketable securities held in Trust Account	2,648,070	1,814,589
Loss before provision for income taxes	(333,118)	(64,937)
Provision for income taxes	(753,020)	(600,448)
Net loss	$(1,086,138)	$(665,385)
Weighted-average common shares outstanding, basic and diluted	4,207,008	4,048,626
Net loss per share common share, basic and diluted (Note 2)	$(0.54)	$(0.40)

The accompanying notes are an integral part of these financial statements.

GigCapital, Inc.

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of October 9, 2017 (inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005858 per share	4,267,500	427	24,573	—	25,000
Sale of common stock to Founders in private placement at $10 per share	498,256	49	4,982,511	—	4,982,560
Forfeiture or cancellation of shares	(743,750)	(75)	75	—	—
Issuance of Insider shares for no consideration	65,000	7	(7)	—	—
Sale of common stock in Initial Public Offering	12,500,000	1,250	124,998,750	—	125,000,000
Sale of common stock in Over-Allotment Option	1,875,000	188	18,749,812	—	18,750,000
Shares subject to redemption	(14,309,217)	(1,431)	(143,090,743)	—	(143,092,174)
Net loss	—	—	—	(665,385)	(665,385)
Balance as of September 30, 2018	4,152,789	415	5,664,971	(665,385)	5,000,001
Redemption of public shares	(6,825,464)	(683)	(70,179,676)	—	(70,180,359)
Shares subject to redemption	7,126,650	713	71,265,791	—	71,266,504
Net loss	—	—	—	(1,086,138)	(1,086,138)
Balance as of September 30, 2019	4,453,975	$445	$6,751,086	$(1,751,523)	$5,000,008

The accompanying notes are an integral part of these financial statements.

GigCapital, Inc.

Statements of Cash Flows

	Year Ended September 30,	Period from October 9, 2017 (Date of Inception) through September 30,
	2019	2018
Operating Activities
Net loss	$(1,086,138)	$(665,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,527,542)	(1,593,432)
Interest receivable on cash and marketable securities held in Trust Account	(120,528)	(221,157)
Change in operating assets and liabilities:
Receivable from related party	(717)	(6,229)
Prepaid expenses	98,977	(110,439)
Accounts payable	1,327,142	64,581
Payable to related party	123,421	—
Accrued liabilities	367,160	772,840
Other current liabilities	(134,796)	221,865
Net cash used in operating activities	(1,953,021)	(1,537,356)
Investing Activities
Investment of cash in Trust Account, net	(2,397,500)	(143,750,000)
Interest income used to pay taxes	1,172,534	379,123
Cash withdrawn from Trust Account	70,180,359	—
Net cash provided by (used in) investing activities	68,955,393	(143,370,877)
Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	—	141,162,440
Proceeds from sale of Private Placement Units	—	4,982,560
Proceeds from the sale of Founder Shares	—	25,000
Redemption of public shares	(70,180,359)	—
Notes payable to Founders	3,050,426	50,536
Repayment of notes payable to Founders	—	(50,536)
Payment of deferred offering costs	—	(664,499)
Net cash provided by (used in) financing activities	(67,129,933)	145,505,501
Net change in cash and cash equivalents	(127,561)	597,268
Cash and cash equivalents, beginning of period	597,268	—
Cash and cash equivalents, end of period	$469,707	$597,268

Supplemental disclosure of noncash investing activities
Change in value of common stock subject to possible redemption	$(1,086,145)	$(657,826)

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

As of September 30, 2019, the Company had not yet commenced any operations. All activity for the period from October 9, 2017 (date of inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), which is described below (Note 3), and identifying a target initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering. The Company has selected September 30 as its fiscal year end.

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

Initial extension

The Company’s initial public offering prospectus and charter provided that the Company initially had until March 12, 2019 (the date which was 15 months after the consummation of the Offering) to complete a Business Combination. The Company’s Offering prospectus and charter also provided that the Company could extend such 15 months period an additional 3 months if the Founders deposited into the Company’s Trust Account established following the Offering an amount equal to the aggregate total of $0.10 per public share sold in the Offering, for a total deposit of $1,437,500.

On March 6, 2019, the Company issued four unsecured promissory notes in the aggregate principal amount of $1,437,500, representing $0.10 per public share.  These notes are currently held by the Sponsor and the three other investors. The aggregate funds have been deposited into the Trust Account, and as a result, the period of time the Company has to consummate a Business Combination and the date for cessation of operations of the Company if the Company has not completed a Business Combination has been extended from March 12, 2019 to June 12, 2019 (“Initial Extension”). The terms of the trust agreement did not require an amendment of the charter in order to accomplish the Initial Extension.

Second extension

On June 5, 2019, the Company filed with the Secretary of State of the State of Delaware (“DE SOS”) a Certificate of Amendment (the “Extension Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, pursuant to which the date by which the Company must consummate its initial Business Combination with Kaleyra S.p.A, (“Kaleyra”), was extended from June 12, 2019 to December 12, 2019 (such extension, the “Second Extension”). The Extension Amendment was approved by the Company’s stockholders at the Special Meeting and became effective upon the filing thereof with the DE SOS.

The results of voting on the proposals submitted to a vote of the Company’s stockholders at the Special Meeting, held on June 5, 2019, were as follows:

Proposal No. 1

The Extension Amendment was approved as follows:

For	Against	Abstain	Broker Non-Votes
17,529,028	126,876	20,000	0

In connection with the Second Extension and the Extension Amendment, stockholders elected to redeem 6,825,464 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which represents approximately 47.5% of the shares that were part of the units that were sold in the Company’s Offering. Following such redemptions, as of September 30, 2019 approximately $78.8 million remained in the Trust Account and 11,636,542 shares of Common Stock remained issued and outstanding, including 7,182,567 shares subject to possible redemption.

Extension Amendment Contributions

In conjunction with the approval of the Second Extension, the Founders agreed to contribute to the Company, as a loan, $240,000 for each calendar month, or portion thereof, that is needed by the Company to complete the Business Combination with Kaleyra (each, a “Contribution”). The Contributions were conditional upon the implementation of the Second Extension. The Contributions do not bear interest and are repayable by the Company upon consummation of the Business Combination with Kaleyra. The Sponsor will have the sole discretion to determine whether to continue extending for additional months until the Extended Date, and if the Sponsor determines not to continue extending for additional months, the obligation of the Founders to make additional Contributions will terminate and GigCapital will dissolve and liquidate in accordance with its Charter.

On June 10, 2019, the Company issued four non-convertible unsecured promissory notes (each, a “Second Extension Note” and collectively the “Second Extension Notes”) in the aggregate principal amount of $240,000 to the Founders. The Company deposited the funds into the Trust Account.

On June 10, 2019, the Company issued an additional four convertible unsecured promissory notes (each, a “Working Capital Note” and collectively the “Working Capital Notes”) in the aggregate principal amount of $91,667 to the Founders. The Working Capital Notes were issued to provide the Company with additional working capital during the Second Extension and will not be deposited into the Trust Account. The Company issued the Working Capital Notes in consideration for loans from the payees to fund the Company’s working capital requirements. The convertible notes are convertible at the payee’s election upon the consummation of the Business Combination. Upon such election, the convertible notes will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Offering, except that the private placement warrants which comprise a part of the private placement units issued to the non-Sponsor Founders, so long as they are held by the non-Sponsor Founders, or any of their related persons under FINRA rules, will expire five years from the effective date of the Company’s registration statement, or earlier upon the Company’s liquidation.

On July 10, 2019, in connection with the second monthly Contribution, the Founders deposited an additional aggregate $240,000 into the Trust Account, and the Company cancelled the Second Extension Notes dated June 10, 2019, in the amount of $240,000 in the aggregate, and reissued each of the Third Extension Notes to include the aggregate of both the first and second monthly Contribution amounts for each payee, totaling $480,000

On July 10, 2019, in connection with the second monthly Contribution, an additional aggregate $64,932 of working capital was loaned to the Company by the Founders, and as a result the Company cancelled the original Working Capital Notes dated June 10, 2019 in the amount of $91,667 and reissued the Second Working Capital Notes to include the aggregate of both the first and second working capital loans to the Company for each payee in the total amount of $156,599. The Second Extension Notes and Second Working Capital Notes bear no interest and are repayable in full upon the consummation of the Kaleyra Business Combination.

On August 12, 2019, in connection with the third and fourth monthly Contribution, certain of the Founders and affiliates thereof deposited an additional aggregate $480,000 into the Trust Account, and the Company cancelled certain of the Third Extension Notes dated July 10, 2019, in the amount of $204,302 in the aggregate, and reissued each of the Fourth Extension Notes to include the aggregate of the first through the fourth monthly Contribution amounts for the payees, totaling $684,302.

On August 12, 2019, in connection with the third and fourth monthly Contribution, an additional aggregate $252,568 of working capital was loaned to the Company by the certain of the Founders and affiliates thereof, and as a result the Company cancelled certain of the Second Working Capital Notes dated July 10, 2019 in the amount of $66,653 and reissued the Third Working Capital Notes to include the aggregate of the first through the fourth working capital loans to the Company for the payees in the total amount of $319,221. The Fourth Extension Notes and Third Working Capital Notes also bear no interest and are repayable in full upon the consummation of the Kaleyra Business Combination.

From September 24, 2019 through September 27, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $110,029 for deposit into the Trust Account was loaned to the Company by certain of the Founders and affiliates thereof.

From September 24, 2019 through September 27, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $133,728 of working capital was loaned to the Company by certain of the Founders and affiliates thereof.

Subsequent to year end, on October 2, 2019 and October 11, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $129,971 for deposit into the Trust Account, was loaned to the Company by certain of the Founders and affiliates thereof, for a total aggregate of $240,000 loaned for deposit in the Trust Account in conjunction with the fifth monthly Contribution.  Effective October 11, 2019, the Company cancelled the Fourth Extension Notes dated August 12, 2019 in the amount of $684,302 and reissued each of the Fifth Extension Notes to include the aggregate of the first through the fourth monthly Contribution amounts for the payees, totaling $924,302.

Subsequent to year end, on October 2, 2019 and October 11, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $157,966 of working capital was loaned to the Company by certain of the Founders and affiliates thereof, for a total aggregate of $291,694 working capital loaned in conjunction with the fifth monthly Contribution.  Effective October 11, 2019, the Company cancelled the Third Working Capital Notes dated August 12, 2019 in the amount of $319,221 and reissued the Fourth Working Capital Notes to include the aggregate of the first through the fourth working capital loans to the Company for the payees in the total amount of $610,915. The Fifth Extension Notes and Fourth Working Capital Notes also bear no interest and are repayable in full upon the consummation of the Kaleyra Business Combination.

Subsequent to year end, on November 12, 2019, in conjunction with the sixth monthly Contribution, an additional aggregate of $240,000, for deposit into the Trust Account, was loaned to the Company by certain of the Founders and affiliates.  Effective November 12, 2019, the Company cancelled the Fifth Extension Notes dated October 11, 2019 in the amount of $924,302 and reissued each of the Sixth Extension Notes to include the aggregate of the first through the fifth monthly Contribution amounts for the payees, totaling $1,164,302.

Subsequent to year end, on November 23, 2019, the Company and each of the Sponsor and one of the holders of the Sixth Extension Notes and Fourth Working Capital Notes, GigFounders, LLC, agreed to amend and restate the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note held by them to provide that in lieu of repaying such promissory notes in full upon the Closing (as defined below) of the Business Combination, the outstanding principal balance of such amended and restated notes (for the Initial Extension Note, the Second Extension Note and the Sixth Extension Note, the “Amended Extension Notes”, and for the Second Working Capital Note and Fourth Working Capital Note, the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has subsequent to year end entered into forward share purchase agreements), of cash proceeds in an amount not less than $11,500,000.00 (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing of the Business Combination, which is one and ninety-one hundredths percent (1.09%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On November 23, 2019, the Company issued the Amended Extension Notes and Amended Working Capital Notes to the Sponsor and GigFounders, LLC, as appropriate, for each of the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of the remaining outstanding shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete the Business Combination by December 12, 2019; or (iii) pursuant to an authorized redemption of the public shares in connection with the stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem the remaining public shares if it does not complete the Kaleyra Business Combination by December 12, 2019. If the Company does not complete a Business Combination within this extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation.

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

Business Combination

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Kaleyra, Shareholder Representative Services LLC, (the “Seller Representative”) as representative of the ordinary shares of Kaleyra immediately prior to the closing (the “Closing” and the date on which the Closing occurs, the “Closing Date”) of the transaction, and all of the stockholders of all of the Kaleyra stock (collectively, such Kaleyra stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of the Kaleyra stock (the “Kaleyra Business Combination”). Kaleyra is a communications platform as a service (“CPaaS”) provider. The Closing of the Business Combination occurred on November 25, 2019.

Effective as of the Closing, the Company changed its name to Kaleyra, Inc. and applied to and did list the Transaction Securities (as defined below) on the NYSE American stock exchange (“NYSE American”) under the symbol “KLR”. The Company also changed its fiscal year end to December 31st from its current fiscal year end of September 30th upon the consummation of the transaction, and intends for the change to first be effective for its fiscal year ending December 31, 2019.

As noted above, subsequent to year end, on November 25, 2019, the Business Combination with Kaleyra was completed. See Note 9 – Subsequent Events for a description of the transaction.

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

Expense Reimbursement

If the Kaleyra Business Combination is not consummated, each party shall bear its respective legal, accountants, and financial advisory fees and other expenses incurred with respect to the Purchase Agreement and the Kaleyra Business Combination (collectively “Expenses”). If the Kaleyra Business Combination is consummated, the Company shall pay, or cause to be paid, all Expenses at or after the Closing, including the out-of-pocket costs and expenses incurred by Kaleyra and its subsidiaries in connection with the Purchase Agreement and the Kaleyra Business Combination (including any fees and expenses of representatives of Kaleyra and its subsidiaries).

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

The amount held in the Trust Account as of September 30, 2019, was $78,757,615, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit, $2,397,500 of extension payment into the Trust Account, and $4,342,131 of interest income earned on these holdings, less $1,551,657 withdrawn from the interest earned on the Trust Account to pay federal and state income tax obligations and $70,180,359 of redemption of public shares. Additionally, there was $120,528 of interest accrued, but not yet credited to the Trust Account, which was recorded on the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2019.

The amount held in the Trust Account as of September 30, 2018, was $144,964,309, which represents cash and short-term investments of $143,750,000 from the sale of 14,375,000 Units at $10.00 per unit and $1,593,432 of interest income earned on these holdings, less $379,123 withdrawn from the interest earned on the Trust Account to pay federal and state income tax obligations. Additionally, there was $221,157 of interest accrued, but not yet credited to the Trust Account, which was recorded on the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of September 30, 2019, the Company had $469,707 in cash and a working capital deficit of $5,304,524. Further, the Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this uncertainty by raising additional capital. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2019 and 2018, the assets held in the Trust Account were invested in a money market fund.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2019 and 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2019 and 2018, have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of 1) warrants sold in the Offering and Private Placement to purchase an aggregate of 11,154,942 shares of common stock since the exercise of the warrants is contingent upon future events, 2) rights sold in the Offering and Private Placement that convert into 1,487,326 shares of common stock since the conversion of the rights is contingent upon future events, as of September 30, 2019 and 2018 and (3) the 60,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of September 30, 2019 and 2018. Since the Company was in an adjusted net loss position during the periods presented within, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted to remove net income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended September 30,	Period from October 9, 2017 (Date of Inception) through September 30,
	2019	2018
Net loss	$(1,086,138)	$(665,385)
Less: net income attributable to common stock subject to redemption	(1,169,705)	(941,036)
Adjusted net loss	$(2,255,843)	$(1,606,421)
Weighted-average common shares outstanding, basic and diluted	4,207,008	4,048,626
Net loss per share common share, basic and diluted	$(0.54)	$(0.40)

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 or 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019 or 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments. Since the Company is a fiscal taxpayer, the Company is subject to a blended rate of 21% and 24.3% for fiscal year ended 2019 and 2018. The Company does not anticipate any other material impacts as a result of the Tax Act.

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

On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that are separated will trade on the New York Stock Exchange under the symbols “GIG,” “GIG.WS” and “GIGr,” respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from October 9, 2017 (date of inception) to December 12, 2017, the Founders purchased 4,267,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. As a result, there are 3,528,750 Founder Shares outstanding as of September 30, 2019 and 2018. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

For the year ended September 30,2019 and the period from October 9, 2017, (date of inception) through September 30, 2018, the Company purchased consulting services in the amount of $0 and $14,400, respectively, from Sentienz Inc., a technology solutions company in which Jack Porter, a member of our Board of Directors, is the Executive Chairman. The fees paid were comparable to fees charged for similar services by other technology solutions companies.

Administrative Services Agreement

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to the Sponsor. Services commenced on December 8, 2017, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the year ended September 30, 2019 and for the period from October 9, 2017 (date of inception) through September 30, 2018, the Company incurred $240,000 and $196,758, respectively, in fees for these services, of which $70,000 and $0 is included in payable to related party in the accompanying balance sheets as of September 30, 2019 and 2018.

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

As part of the Second Extension, increasing the period of time the Company has to consummate its Business Combination by another six months to December 12, 2019, the Company issued the Second Extension Notes in the aggregate principal amount of $240,000 to the Founders. Additionally, as part of the Third through the Fifth Extensions, and based on amounts contributed through September 30, 2019, the Company issued to the Founders and affiliates thereof an aggregate of an additional $830,029 of notes for a total balance of the Extension Notes as of September 30, 2019 of $1,070,029.

Subsequent to year end, the Company issued to the Founders and affiliates thereof an aggregate of $369,971 of notes for a final total balance of the Extension Notes of $1,440,000.

Also included in Notes Payable to Founders on the balance sheet as of September 30, 2019 are $542,896 from certain of the Company’s Founders to be held for use as Working Capital Notes.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial stockholders are entitled to registration rights pursuant to a registration rights agreement signed on December 7, 2017 (the “Initial Registration Rights Agreement”). Under the terms of the Initial Registration Rights Agreement, the Company’s initial stockholders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

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

Forward Share Purchase Agreement

On September 27, 2019, the Company and Greenhaven Road Capital Fund 1, LP, a Delaware limited partnership (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, LP, a Delaware limited partnership (“Greenhaven Fund 2” and together with Greenhaven Fund 1, “Greenhaven”) entered into a Forward Share Purchase Agreement (the “Greenhaven Purchase Agreement”) pursuant to which the Company agreed to purchase the shares of common stock of the Company into which rights of the Company held by Greenhaven and any additional rights that Greenhaven will acquire will convert into upon the Closing of the Business Combination at the following price: (1) $1.05 per right for the first 5,500,000 rights (which reflects $10.50 per share for the first 550,000 shares); (2) $1.07 per right for the next 2,500,000 rights (which reflects $10.70 per share for the next 250,000 shares); and (3) $1.10 per right for the next 2,000,000 rights (which reflects $11.00 per share for the next 200,000 shares). The Company agreed to purchase the Shares on the later of the sixtieth day after the Closing of the Business Combination or January 1, 2020 (the “Greenhaven Purchase Closing Date”).

In exchange for the Company’s commitment to acquire the shares on the Greenhaven Purchase Closing Date, each of Greenhaven Fund 1 and Greenhaven Fund 2 agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of GigCapital and including any Short Sales (as defined below) involving any of the Company’s securities), the rights (including any additional rights) held by Greenhaven, and any shares that such rights (including any additional rights) convert into, until the Greenhaven Purchase Closing Date, including not to tender the rights (or any additional rights) to the Company in response to any tender offer that the Company may commence for the rights. For purposes of the Greenhaven Purchase Agreement, “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities and Exchange Act of 1934 (the “Exchange Act”), whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non-U.S. broker dealers or foreign regulated brokers. Notwithstanding the forgoing, the parties agreed that Greenhaven shall after the Closing of the Business Combination have the right but not the obligation to sell any or all of its shares issued for the rights into in the open market if the share price equals or exceeds $10.50 per share. Furthermore, the parties agreed that nothing in the Greenhaven Purchase Agreement shall prohibit Greenhaven from entering into a contract to purchase and/or sell warrants of the Company.

No amount was recorded in the financial statements as the amount of the liability is not considered probable or reasonably estimable as it is dependent on the number of additional rights subsequently purchased by Greenhaven, as well as the number of shares sold by Greenhaven after the Business Combination should the market price of the stock increase above the $10.50 price limitation, as it did in November 2019.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of September 30, 2019 and 2018, there were 4,453,975 and 4,152,789 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 7,182,567 and 14,309,217 such shares as of September 30, 2019 and 2018).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2019 or 2018, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2019 and 2018, there were 11,154,942 warrants outstanding.

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

As of September 30, 2019 and 2018, there were 14,873,256 rights outstanding.

Subsequent to year end, the Company commenced a tender offer for the purchase of all of the outstanding rights at a price of $0.99 (the “Tender Offer”). See Note 9 – Subsequent Events for a description of the transaction.

Stock-based Compensation

Included in the outstanding shares of Common Stock as of September 30, 2019 and 2018 are 60,000 shares issued in consideration of future services to the Company’s independent directors. These shares are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. If a Business Combination occurs and these shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation when the completion of the Business Combination becomes probable.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of September 30,
Description:	Level	2019	2018
Assets:
Cash and marketable securities held in Trust Account	1	$78,757,615	$144,964,309

As of September 30, 2019 or 2018, the Company had no financial liabilities measured at fair value on a recurring basis.

8. INCOME TAX

The sources of loss before provision for income taxes are as follows for the year ended September 30, 2019 and the period from October 9, 2017 (date of inception) through September 30, 2018:

	Year Ended September 30, 2019	Period from October 9, 2017 (Date of Inception) through September 30, 2018
Domestic	$(333,118)	$(64,937)
Foreign	—	—
Total	$(333,118)	$(64,937)

The provision for income taxes was comprised of the following for the year ended September 30, 2019 and the period from October 9, 2017 (date of inception) through September 30, 2018:

	Year Ended September 30, 2019	Period from October 9, 2017 (Date of Inception) through September 30, 2018
Current:
Federal	$518,929	$440,038
State and local	234,091	160,410
Foreign	—	—
Total Current	753,020	600,448
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total provision for income taxes	$753,020	$600,448

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended September 30, 2019	Period from October 9, 2017 (Date of Inception) through September 30, 2018
Statutory income tax expense	$(69,955)	$(15,747)
State income taxes, net of federal	(23,264)	(4,348)
Tax Cuts and Jobs Act	—	60,156
Other permanent items	1,763	7,746
Valuation allowance on start-up costs	844,476	552,641
Provision for income taxes	$753,020	$600,448

For the year ended September 30, 2019 and the period from October 9, 2017 (date of inception) through September 30, 2018, the effective tax rate differs from the U.S. statutory rate primarily due to the impact of the Tax Act, the valuation allowance on the start-up costs, and tax expense associated with nondeductible permanent adjustments.

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

Due to the complexities involved in accounting for the Tax Act, the Securities and Exchange Commission Staff Accounting Bulletin 118 required that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of September 30, 2019 and 2018, the Company completed its accounting for the tax effects of the enactment of the Tax Act.

The Tax Act reduces the corporate federal tax rate to 21%, effective January 1, 2018. U.S. tax law stipulates that the Company’s 2019 and 2018 earnings are subject to a blended statutory tax rate of 21% and 24.3%, respectively, which is based on the prorated number of days in the fiscal year before and after the effective date.

The one-time transition tax is based on total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company has no foreign operations or subsidiaries and therefore the one-time transition tax is not applicable to the Company.

As mentioned above, the Company has no foreign operations or subsidiaries. Therefore, it does not anticipate the new Tax Act provision on global intangible low-tax income or the newly enacted Base Erosion and Anti-Abuse Tax to have an impact on its financial statements in future periods. These facts could change if an acquisition is made that included foreign operations or activities.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of September 30, 2019 and 2018 were as follows:

	As of September 30,
	2019	2018
Deferred Tax Assets:
Start-up costs	$1,397,117	$552,641
Valuation allowance	(1,397,117)	(552,641)
Net deferred tax assets (liabilities)	$—	$—

As of September 30, 2019 or 2018, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of September 30, 2019 or 2018, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of 2019 or 2018. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

9. SUBSEQUENT EVENTS

Forward Share Purchase Agreements

Kepos Alpha Fund

On October 1, 2019, the Company and Kepos Alpha Fund L.P., a Cayman Islands limited partnership (“KAF”), entered into a Forward Share Purchase Agreement (“KAF Purchase Agreement”) pursuant to which the Company agreed to purchase the shares of common stock of the Company into which the rights of the Company held by KAF, including any additional rights that KAF may acquire, will convert into upon the Closing of the Business Combination. The KAF Purchase Agreement was amended the following day to provide that the total number of additional rights that KAF may acquire is 3,750,000 rights. As amended, the KAF Purchase Agreement provides that the Company would purchase such shares at the following price: (1) $1.05 per right for the first 1,000,000 rights (which reflects $10.50 per share for the first 100,000 shares); and (2) $1.07 per right for the next 3,329,950 rights (which reflects $10.70 per share for the next 332,995 shares). The Company agreed to purchase the shares on the earlier of the sixtieth day after the Closing of the Business Combination or February 15, 2020 (the “KAF Purchase Closing Date”).

In exchange for the Company’s commitment to acquire the shares on the KAF Purchase Closing Date, KAF agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of GigCapital and including any Short Sales (as defined below) involving any of the Company’s securities), the rights (including any additional rights) held by KAF, and any shares that such rights (including any additional rights) convert into, until the KAF Purchase Closing Date, including not to tender the rights (or any additional rights) to the Company in response to any Tender Offer that the Company may commence for the rights. For purposes of the KAF Purchase Agreement, “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non-U.S. broker dealers or foreign regulated brokers. Notwithstanding the forgoing, the parties agreed that KAF shall after the Closing of the Business Combination have the right but not the obligation to sell any or all of its shares issued for the rights into in the open market if the share price equals or exceeds $10.50 per share. Furthermore, the parties agreed that nothing in the KAF Purchase Agreement shall prohibit KAF from entering into a contract to purchase and/or sell warrants of the Company.

Nomura Global Financial Products

On October 31, 2019, the Company entered into an agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”) for an OTC Equity Prepaid Forward Transaction (the “Forward Transaction”). The Confirmation confirms the terms and conditions of the Forward Transaction entered into between the Company and NGFP. Pursuant to the terms of the Confirmation, NGFP agreed to waive any redemption right that would require the redemption of shares that it holds at the Closing of the Business Combination in exchange for a pro rata amount of the funds held in the Trust Account provided that the Closing of the Business Combination occurs prior to December 12, 2019. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares for a period of time following the consummation of the Business Combination, at which time the Company will be required to purchase from NGFP, and NGFP will be required to sell to the Company, any such shares not otherwise previously sold by NGFP. The Confirmation provides that the Forward Transaction with NGFP is for up to 2,000,000 shares of Common stock. The actual number of shares held by NGFP at the Closing of the Business Combination was 1,623,000 shares of common stock (the “Subject Shares”).

The Confirmation provided that following the Closing of the Business Combination, the Company will transfer from the Trust Account an amount equal to (a) the aggregate number of the Subject Shares held by NGFP, multiplied by (b) the per share redemption price for shares of common stock out of the Trust Account (the “Forward Price”) (such actual aggregate cash amount, the “Prepayment Amount”), as a partial prepayment to NGFP of the amount to be paid to NGFP in settlement of the Transaction upon the Valuation Date (as defined below) for the number of shares owned by NGFP at the closing of the Business Combination. The amount of the Prepayment Amount transferred to NGFP on November 25, 2019 was $17,044,584.

After the Closing of the Business Combination, NGFP may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately, at any time prior to the Original Valuation Date or Extended Valuation Date (each as defined below, and each a “Valuation Date”) at a price per Subject Share not less than the Forward Price. Any Subject Shares sold by NGFP during the term of the Transaction will cease to be Subject Shares. NGFP will give written notice to the Company of any sale of Subject Shares by NGFP within two business days of the date of such sale, such notice to include the date of the sale, the number of Subject Shares sold, and confirmation that the sale price per Subject Share was not less than the Forward Price.

After the Closing of the Business Combination, NGFP may also buy and sell additional shares for its own account or on behalf of third parties, and the pricing limitation set forth in the prior paragraph will not apply to any shares purchased after the closing of the Business Combination.

On each quarterly anniversary of the closing of the Business Combination (any such date, a “Cash Settlement Date”), NGFP will terminate the Transaction in whole or in part by reducing the number of Subject Shares for the Transaction (the reduction being “Terminated Shares”). The number of Terminated Shares with respect to any Cash Settlement Date will equal the number of Subject Shares sold by NGFP since the prior Cash Settlement Date (or with respect to the first Cash Settlement Date, the closing of the Business Combination). NGFP will notify the Company of the expected number of Terminated Shares not less than ten days prior to the applicable Cash Settlement Date. On each Cash Settlement Date, NGFP will pay the Company an amount equal to the product of (A) the number of Terminated Shares and (B) the Forward Price. With effect from the Cash Settlement Date, the remaining number of Subject Shares for the Transaction will be reduced by the Terminated Shares.

The “Original Valuation Date” for the Transaction will be the first anniversary of the closing of the Business Combination, provided that NGFP and the Company may, not later than ten days prior to the Original Valuation Date, agree, each in their sole discretion, to extend the Valuation Date to the second anniversary of the Business Combination (the “Extended Valuation Date”). At the Original Valuation Date or Extended Valuation Date, the Transaction will be settled by NGFP delivering the remaining Subject Shares to the Company, and the Company paying NGFP an amount equal to the product of (x) the Forward Price, (y) the applicable Accrual Percentage (as defined below), and (z) the number of remaining Subject Shares. The “Accrual Percentage” is the product of (a) with respect to any settlement occurring on or before the Original Valuation Date, 2.75% per annum, and with respect to any settlement occurring after the Original Valuation Date, 3.50% per annum, and (b) the number of actual days divided by the number of days in a year beginning on the date of the Closing of the Business Combination and ending on the applicable day of the settlement.

Glazer Capital, LLC

On November 19, 2019, GigCapital and Glazer Capital, LLC (“Glazer”) entered into a Forward Share Purchase Agreement (the “Glazer Purchase Agreement”) pursuant to which Glazer may elect to sell and transfer to the Company, and the Company will purchase the Glazer Shares at a price of $10.6819 per share (the “Glazer Shares Purchase Price”). Glazer shall notify the Company in writing five business days prior to the six month anniversary of the Closing of the Business Combination if it is not exercising its right to sell the Glazer Shares to the Company; otherwise, absent written notification to the contrary, Glazer shall be deemed to have exercised its right to sell all of its Glazer Shares to the Company. The Company will purchase the Glazer Shares from Glazer on the six-month anniversary of the closing of the Business Combination (the “Glazer Shares Closing Date”). As of the Closing of the Business Combination, Glazer held 922,933 shares of common stock.

In exchange for the Company’s commitment to purchase the Glazer Shares on the Glazer Shares Closing Date, Glazer agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of the Company and any Short Sales involving any of the Company’s securities) the Glazer Shares prior to the six (6) month anniversary of the date of the Closing of the Business Combination. Glazer further agreed that it will not redeem any of the Glazer Shares in conjunction with the Company’s stockholders’ approval of the Business Combination. Notwithstanding anything to the contrary herein, commencing on the day after the Closing of the Business Combination, Glazer may sell the Glazer Shares in the open market as long as the sales price is above $10.50 per Glazer Share.

Simultaneously with the Closing of the Business Combination, the Company deposited $9,858,678 which is the aggregate amount necessary to purchase the Glazer Shares, into an escrow account with Continental Stock Transfer and Trust Company (the “Escrow Agent”), subject to the terms of an escrow agreement. The Company’s purchase of the Glazer Shares will be made with funds from the escrow account attributed to the Glazer Shares. In the event that Glazer sells any Glazer Shares as provided for above, it shall provide notice to the Company within three business days of such sale, and Glazer shall instruct the Escrow Agent to release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Glazer Shares which Glazer has sold. In the event that Glazer chooses not to sell to the Company any Glazer Shares that it owns as of the six month anniversary of the Closing of the Business Combination, Glazer shall instruct the Escrow Agent to release all remaining funds from the escrow account for the Company’s use without restriction.

Notwithstanding the Company’s commitment to deposit funds into the escrow account for the purchase of the Glazer Shares, GigCapital shall use its best efforts to enter into a letter of credit agreement for the issuance of a standby letter of credit for the benefit of Glazer with a bank acceptable to Glazer (the “Issuing Bank”) as soon as possible to replace the escrow account. When the letter of credit agreement is entered into, Glazer will instruct the Escrow Agent to deposit the funds held in the escrow account into the collateral account with the Issuing Bank. Concurrently with the execution of the letter of credit agreement, the Issuing Bank shall issue the letter of credit for the benefit of Glazer in the amount of the escrow account. Glazer shall drawdown from the letter of credit to satisfy the payment due to Glazer by the Company for the purchase of the Glazer Shares. In the event that Glazer sells any Glazer Shares pursuant to the sales price restriction set forth above, it shall provide notice to the Company and the Issuing Bank within three business days of such sale, and the Issuing Bank shall release from the collateral account an amount equal to the number of Glazer Shares sold multiplied by $10.6819 to the Company for the Company’s use without restriction, with a corresponding reduction in the amount of the letter of credit. In the event that Glazer elects not to sell to the Company any Glazer Shares, the Issuing Bank shall release all funds in the collateral account to the Company for the Company’s use without restriction and terminate the letter of credit.

Nothing in the Glazer Purchase Agreement prohibits or restricts Glazer with respect to the purchase or sale of the Company’s warrants.

Yakira Capital Management

On November 19, 2019, the Company and Yakira Capital Management, Inc. (“Yakira”) entered into a Forward Share Purchase Agreement (the “Yakira Purchase Agreement”) pursuant to which (i) Yakira may elect to sell and transfer to the Company, and the Company will purchase shares of common stock of the Company held by Yakira at the Closing of the Business Combination (the “Yakira Shares”), and (ii) the Company will purchase the shares of common stock of the Company into which the rights held by Yakira (the “Yakira Rights Shares”) will convert upon the Closing of the Business Combination. At the Closing, Yakira held 439,299 rights, and 1,083,750 Yakira Shares.

The Company will purchase the Yakira Rights Shares from Yakira at $1.05 per right (which reflects $10.50 per Yakira Rights Share) (the “Yakira Rights Share Purchase Price”) as soon as practicable on or after the later of the sixtieth day after the Closing of the Business Combination or January 1, 2020 (the “Yakira Rights Shares Closing Date”). In exchange for the Company’s agreement to purchase the Yakira Rights Shares, Yakira agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge the Rights (including any transactions involving any derivative securities of Yakira and any Short Sales involving any of the Company’s securities), and any Yakira Rights Shares that the rights convert into, until the Yakira Rights Shares Closing Date, including not to tender the rights to the Company in response to any Tender Offer that the Company may commence for the rights.

Yakira has the right to terminate the agreement for the Company to purchase the Yakira Rights Shares, without penalty, commencing on the thirtieth day after the Closing of the Business Combination and ending on the day prior to the Yakira Rights Shares Closing Date, by giving written notice to the Company, in which case it will not be restricted after such time with respect to its ability to dispose of the Yakira Rights Shares (subject to the restrictions against transactions involving any derivative securities of the Company and any Short Sales involving any of the Company’s securities).

Except as described below, Yakira also agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of the Company and any Short Sales (as defined below) involving any of the Company’s securities) the Yakira Shares prior to the six month anniversary of the Business Combination Closing Date. Yakira further agreed to not redeem any of the Yakira Shares in conjunction with the Company’s stockholders’ approval of the Business Combination. Notwithstanding anything to the contrary herein, commencing on the day after the Closing of the Business Combination, Yakira may sell the Yakira Shares in the open market as long as the sales price is above $10.50 per Yakira Share.

If Yakira still owns Yakira Shares as of the four month anniversary of the Business Combination Closing Date, Yakira may sell such Yakira Shares between the four month anniversary and six month anniversary of the Closing of the Business Combination to the Company for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the Closing of the Business Combination that Yakira has held the Yakira Shares. The closing of the sale of the Yakira Shares to the

Company shall occur on the business day following the Company’s receipt of the Yakira Shares exercise notice (the “Yakira Shares Closing Date”). On the Yakira Shares Closing Date, Yakira shall deliver the Yakira Shares to the Company against receipt of the aggregate Yakira Shares Purchase Price, which shall be paid by wire transfer of immediately available funds from the escrow account described below. Yakira may instruct the Escrow Agent to release to Yakira an amount equal to the Shares Purchase Price multiplied by the number of Yakira Shares delivered to the Company from the escrow account on Yakira the Shares Closing Date for Yakira’s use without restriction.

Following the Closing of the Business Combination, the Company deposited into an escrow account with the Escrow Agent, subject to an escrow agreement, with a nationally chartered bank the amount of $11,576,509. The Company’s purchase of the Yakira Shares will be made with funds from the escrow account attributed to the Yakira Shares. In the event that Yakira sells any Yakira Shares as provided for above, it shall provide notice to the Company within three business days of such sale, and the Company may promptly release from the escrow account for its use without restriction an amount equal to the pro rata portion of the escrow account attributed to the Yakira Shares which Yakira has sold. In the event that Yakira chooses not to sell to the Company any Yakira Shares that it owns as of the six-month anniversary of the Business Combination Closing Date, the Company may promptly release all remaining funds from the escrow account for its use without restriction. In the event that the Yakira Shares Purchase Price paid on the Yakira Shares Closing Date is less than $10.6819 per Yakira Share, following payment of the Yakira Shares Purchase Price to Yakira, the Company and Yakira shall deliver joint written instructions to the Escrow Agent to release to Kaleyra from the remaining funds in the escrow account an amount equal to the difference between the Yakira Shares Purchase Price and $10.6819 per share multiplied by the number of Yakira Shares delivered by Yakira, and the Escrow Agent shall promptly disburse such amount to the Company in accordance with the payment instructions.

Nothing in the Yakira Purchase Agreement prohibits or restricts Yakira with respect to the purchase or sale of the Company’s warrants.

Amendment No. 2 to the Stock Purchase Agreement

On November 25, 2019, the parties to the Stock Purchase Agreement entered into Amendment No. 2 to the Stock Purchase Agreement (the “Second Amendment”). The Second Amendment provided that in lieu of the Company paying aggregate cash consideration upon the Closing to Esse Effe S.p.A. (“Esse Effe”) and Maya Investments Limited (“Maya”) in the aggregate amount of $7,500,000, GigCapital would instead issue unsecured promissory notes to each of Esse Effe and Maya, in the  amounts of $6,000,000 and $1,500,000 respectively, (the “Cash Consideration Notes”) at the Closing of the Business Combination. GigCapital did upon the Closing on November 25, 2019 issue the Cash Consideration Notes to each of Esse Effe and Maya in the foregoing amounts.

Interest on the Cash Consideration Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing Date, which is one and ninety-one hundredths percent (1.09%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. The outstanding principal balance of the Cash Consideration Notes, plus all accrued and unpaid interest and fees due under the Cash Consideration Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than eleven million five hundred thousand dollars ($11,500,000) (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds.

Closing of the Business Combination

On November 22, 2019, the Company held its special meeting of the stockholders (the “Special Meeting”) to (i) consider and vote a proposal to adopt the Stock Purchase Agreement, as amended, and the transactions contemplated thereby (“Proposal No. 1”); (ii) consider and vote on an amendment to the Company’s current amended and restated certificate of incorporation,  as amended (the “Charter”) to provide for the classification of the Company’s board of directors (the “Board”) into three classes of directors with staggered three-year terms of office and to make certain related changes (“Proposal No. 2”); (iii) consider and vote upon a proposal to amend the Company’s current Charter to provide for certain additional changes, including but not limited to changing the GigCapital’s name from

“GigCapital, Inc.” to “Kaleyra, Inc.” and eliminating certain provisions specific to the Company’s status as a blank check company (“Proposal No. 3”); (iv) elect, effective at the closing of the business combination, six directors to serve staggered terms on our Board until the 2020, 2021 and 2022 annual meeting of stockholders, respectively, and until their respective successors are duly elected and qualified or until they resign or are otherwise removed (“Proposal No. 4); and (v) consider and vote upon a proposal to approve the Kaleyra, Inc. 2019 Equity Incentive Plan (“Proposal No. 5”). There were 11,636,542 shares of common stock of the Company issued and outstanding on the record date for the Special Meeting. At the Special Meeting there were 10,803,634 shares voted by proxy or in person, and 10,594,629 shares voted in favor of each of the proposals.

Following the approval of the proposals by the Company’s stockholders, on November 25, 2019, the parties to the Stock Purchase Agreement consummated the Business Combination. At the Closing on November 25, 2019, the Company issued the Notes to each of Esse Effe and Maya in the amount of $6,000,000 and $1,500,000, respectively, and also issued the Cash Consideration Notes to each of Esse Effe and Maya in the identical respective amounts. Also at the Closing, the Company issued on November 25, 2019, 10,687,106 shares of common stock to the holders of capital stock of Kaleyra S.p.A. Prior to the Special Meeting, holders of 3,668,303 public shares of the Company’s common stock exercised their right to redeem those public shares for cash at a price of $10.5019 per share, for an aggregate of approximately $38.5 million. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above, and the automatic conversion of rights into shares of common stock), there were 19,977,101 shares of the Company’s issued and outstanding common stock. Upon the Closing, the Company’s rights and units ceased trading, and the Company’s common stock began trading on the NYSE American under the symbol “KLR.” Furthermore, Kaleyra’s warrants subsequently on December 2, 2019 began trading on the NYSE American as “KLR WS.” As of the date of Closing, the Company’s directors and executive officers and affiliated entities beneficially owned approximately 63.36% of Kaleyra’s outstanding shares of common stock, and the former securityholders of GigCapital beneficially owned approximately 46.50% of Kaleyra’s outstanding shares.

The per share redemption price of $10.5019 for holders of Public Shares electing redemption was paid out of the Company’s Trust Account, which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $40.8 million. In addition, approximately $14,000 remained in the Company’s operating account immediately prior to the Closing.

Rights Tender Offer

The Tender Offer expired at one minute past 11:59 p.m., New York City time, on November 22, 2019 (the “Expiration Time”). As of the Expiration Time, 1,655,691 or 11.13% of the outstanding rights had been validly tendered and not withdrawn in the Tender Offer. The Company accepted for purchase all of the rights validly tendered and delivered (and not validly withdrawn) in the Tender Offer at or prior to the Expiration Time and paid an aggregate of $1,639,134 for such rights.

Amended and Restated Registration Rights Agreement

Pursuant to the terms of the Stock Purchase Agreement, the Company, the Sellers’ Representative and the holders of Registrable Securities on November 25, 2019 entered into the Amended Registration Rights Agreement, which became effective as of Closing of the Business Combination

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from July 1, 2019 through September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of September 30, 2019 are listed below.

Name	Age	Position
Avi S. Katz	61	Executive Chairman of the Board, Secretary, President and Chief Executive Officer
Brad Weightman	64	Vice President and Chief Financial Officer
Neil Miotto	73	Director
John Mikulsky	74	Director
Peter S. Wang	62	Director
Jack Porter	58	Director

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

Brad Weightman has served as our Chief Financial Officer since August of 2019. Mr. Weightman has more than 25 years of global finance and accounting experience with public and private companies of various sizes in the semiconductor, Internet-of-Things, hardware, and software industries. From 2017 to 2019, Mr. Weightman served as the Senior Business Controller at Integrated Device Technology (“IDT”), where he provided strategic and financial support for the General Manager and the division prior to IDT’s acquisition by Renesas Electronics Corporation in 2019. From 2015 to 2017, Mr. Weightman was the Corporate Controller at GigPeak and oversaw all accounting and finance functions. From 2014 to 2015, he was the Interim Vice President Finance, Controller of Extron Logistics LLC where he led all accounting and finance activities. Additionally, earlier in his career, Mr. Weightman held various finance and accounting positions at Echelon Corporation, an early developer of the Internet-of-Things market, and at large corporations such as Advanced Micro Devices and Xerox Corporation. Mr. Weightman received a Bachelor of Science in Accounting from San Jose State University and is a Certified Public Accountant in California (inactive).

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

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors was elected each year at our annual meeting of stockholders. Following the Business Combination our Board of Directors has been divided into three classes, as set forth in the Proxy Statement.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of September 30, 2019. Following the closing of the Business Combination, the committee assignments have changed as set forth in the Proxy Statement, in connection with the changes to our Board of Directors following the closing of the Business Combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Avi S. Katz	GigNext, LLC	Consulting and Investment	Founder and managing member
	GigFounders, LLC	Consulting and Investment	Founder and managing member
	GigAcquisitions, LLC	SPAC sponsorship	Founder and manager
	Cognizer, Inc.	AI Technology	Co-Founder and Executive Chairman
	GigCapital2, Inc.	SPAC	Executive Chairman of Board
	GigAcquisitions2, LLC	SPAC sponsorship	Founder and manager
Neil Miotto	GigFounders, LLC	Consulting and Investment	Minority member
	GigCapital2, Inc.	SPAC	Director
	Cognizer, Inc.	AI Technology	Director
Brad Weightman	GigCapital2, Inc.	SPAC	Vice President and CFO
John Mikulsky	GigCapital2, Inc.	SPAC	Director
	Cognizer, Inc.	AI Technology	Director
Peter S. Wang	Optino Network LLC	Cross-border business strategy and technology transfer advisory service	Managing Partner
	Benhamou Global Ventures	Venture capital firm	Technology Advisory Council member
Jack Porter	Razor Solutions, Inc.	Artificial intelligence data science	Founder and Chairman
	Forward Accelerator, Inc.	Start-up accelerator	Founder and Managing Director
	Sentienz, Inc.	Advanced artificial intelligence security company	Executive Chairman
	Argoid, Inc.	Cognitive big data platform for the retail industry	Executive Chairman
	Cognizer, Inc.	AI Technology	Executive Chairman

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

Item 11. Executive Compensation

Compensation of our Executive Officers and Directors

As we were a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation was to retain the executives and directors to help identify and close a business combination.

Commencing on the date that our securities were first listed on NYSE through the consummation of the Business Combination, we paid our Sponsor a total of $20,000 per month, which funds were used to pay for office space, utilities, secretarial and administrative services. This arrangement was agreed to by an affiliate of our Executive Chairman and Chief Executive Officer for our benefit and was not intended to provide such affiliate of our Executive Chairman and Chief Executive Officer compensation in lieu of a salary. We believed that such fees were at least as favorable as we could have obtained from an unaffiliated third party for such services. On December 7, 2017, we issued an aggregate of 65,000 Founder Shares, in consideration of their future services to us, to our independent directors and to our former Vice President and Chief Financial Officer, Mr. Barrett Daniels at a grant date fair value of $2.71 per share. Each director received 20,000 shares of common stock for an aggregate grant date fair value of $54,200 per director, and Mr. Daniels received 5,000 shares of common stock for an aggregate grant date fair value of $13,550. The shares underlying the Company’s restricted stock awards are subject to forfeiture if the initial business combination is not completed or if these individuals resign or are terminated for cause prior to the completion of the initial business combination. Therefore, the related stock-based compensation will be recognized upon the completion of the initial business combination, unless the related shares are forfeited prior to the initial business combination occurring. Upon Mr. Daniels’s resignation, Mr. Daniels’s 5,000 shares were cancelled.

On October 10, 2017, we entered into a Strategic Services Agreement with Barrett Daniels, our former Vice President and Chief Financial Officer, which was effective through July 1, 2018, Mr. Daniels’s last day providing services for the Company. Mr. Daniels was paid an hourly rate of $300 per hour for his services. Mr. Daniels was paid a total of $106,488 pursuant to his Strategic Services Agreement. On July 1, 2018 we entered into a Strategic Services Agreement with Tara McDonough, our former Vice President and Chief Financial Officer, which was effective through August 12, 2019, Ms. McDonough’s last day providing services for the Company. Ms. McDonough was paid at an hourly rate of $175 per hour. Ms. McDonough was paid a total of $143,850 pursuant to her Strategic Services Agreement. On August 6, 2019, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer. Mr. Weightman is paid $5,000 per month.

Following are the tabular disclosures of our executive officer and director compensation:

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Dr. Avi S. Katz, Chief Executive Officer, President, Executive Chairman of the Board of Directors (Principal Executive Officer)	Fiscal year ended September 30, 2019	$—	$—	$—		$—	$—	$—	$—	$—
	October 9, 2017 (Date of Inception) through September 30, 2018	$—	$—	$—		$—	$—	$—	$—	$—
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Fiscal year ended September 30, 2019	$10,000	$—	$—		$—	$—	$—	$—	$10,000
Tara McDonough, Former Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Fiscal year ended September 30, 2019	$109,025	$—	$—		$—	$—	$—	$—	$109,025
	October 9, 2017 (Date of Inception) through September 30, 2018	$34,825	$—	$—		$—	$—	$—	$—	$34,825
Barrett Daniels, Former Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 9, 2017 (Date of Inception) through September 30, 2018	$106,488	$—	$13,550	(1)	$—	$—	$—	$—	$120,038

(1) 5,000 restricted common stock shares were granted on December 7, 2017 to Mr. Barrett Daniels with a grant date fair value of $2.71 per share, or aggregate grant date fair value of $13,550. The shares underlying the Company’s restricted stock awards are subject to forfeiture if a business combination is not completed or if the individual resigns or is terminated for cause prior to the completion of a business combination. As the shares are subject to forfeiture, no compensation expense was recorded in the financial statements. As Mr. Daniels resigned on July 1, 2018, Mr. Daniels’s 5,000 shares were cancelled.

Director Compensation

Name	Fees earned or paid in cash	Stock Awards		Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Neil Miotto, Independent Director and Chairman of the Audit Committee	$—	$—	(1)	$—	$—	$—	$—	$—
John Mikulsky, Independent Director and Chairman of the Compensation Committee	$—	$54,200	(2)	$—	$—	$—	$—	$54,200
Peter Wang, Independent Director and Chairman of the Nominating and Corporate Governance Committee	$—	$54,200	(2)	$—	$—	$—	$—	$54,200
Jack Porter, Independent Director	$—	$54,200	(2)	$—	$—	$—	$14,400	$68,600

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

Additionally, during the year ended September 30, 2018 the Company purchased consulting services in the amount of $14,400 from Sentienz Inc., a technology solutions company in which Jack Porter, a member of our Board of Directors, is the Executive Chairman. The fees paid were comparable to fees charged for similar services by other technology solutions companies. No such fees were paid to Sentienz, Inc. during the year ended September 30, 2019.

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 30, 2019 (for more recent information, see our Current Report on Form 8-K dated December 2, 2019), and as adjusted to reflect the sale of our shares of common stock included in the units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our management team that beneficially owns shares of common stock; and
▪	all our management team as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares of common stock issuable upon exercise of warrants as these warrants were not exercisable within 60 days of September 30, 2019, or any shares of common stock receivable upon conversion of rights, as no rights were convertible within 60 days of September 30, 2019.

			Approximate
			Percentage of
			Outstanding
	Number of		Common
Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Stock (2)
GigAcquisitions, LLC (3)	2,413,007	(4)	20.74%
GigFounders, LLC (5)	607,056		5.22%
Dr. Avi S. Katz (3) (5)	3,020,063		25.95%
Brad Weightman	—		—
Tara McDonough (6)	—		—
Barrett Daniels (7)	—		—
Neil Miotto	—		—
John Mikulsky	20,000		*
Peter Wang	20,000		*
Jack Porter	20,000		*
All directors and officers as a group (7 individuals)	3,080,063		26.47%
*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 2479 E. Bayshore Road, Suite 200, Palo Alto CA.
(2)	Based on 11,636,542 shares of common stock outstanding as of September 30, 2019.
(3)

Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Avi S. Katz, our Executive Chairman, Secretary, President, Chief Executive Officer and Secretary as September 30, 2019, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our sponsor.

(4)	Does not include 271,776 shares of common stock underlying warrants or 36,237 shares of common stock underlying rights that were not exercisable within 60 days of September 30, 2019.
(5)

Represents shares held by GigFounders, LLC (“GigFounders”). The shares held by GigFounders are beneficially owned by Avi S. Katz, who is also the Managing Member of GigFounders, who has sole voting and dispositive power over the shares held by GigFounders.

(6)	The Company’s former Chief Financial Officer until August 12, 2019.
(7)	The Company’s former Chief Financial Officer until July 1, 2018.

The Founders and each of our management team have agreed not to transfer, assign or sell any of the Founder Shares, private placement units or any securities underlying the private placement units (including the Placement Shares) until the date that is one year after the date of the consummation of the Business Combination. Notwithstanding the foregoing, (1) if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then the private shares will be released from the lock-up. Notwithstanding the foregoing, during the lockup period, the Founders and our management team may transfer, assign or sell any of the aforenamed securities (1) amongst the Founders and their affiliates, to our management team, or to any affiliate or family member of any of our management team, (2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation, (3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, or (iii) or pursuant to a qualified domestic relations order, (4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (5) through private sales or transfers made in connection with the consummation of our initial business combination at prices no greater than the price at which such securities were originally purchased or (6) to us for no value for cancellation in connection with the consummation of our initial business combination; provided , that, in each such case (except clause (6)), these transferees (the “Permitted Transferees”) shall be enter into a written agreement with us agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

Registration Rights

On December 7, 2017, GigCapital (now Kaleyra) entered into an amended and restated  registration rights agreement with certain of its stockholders (the “Registration Rights Holders”), pursuant to which such Registration Rights Holders were granted certain rights relating to the registration of shares of common stock held by them.

Pursuant to the terms of the Stock Purchase Agreement, Kaleyra, the Sellers’ Representative and the Registration Rights Holders on November 25, 2019 entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) which became effective as of closing of the Business Combination. Under the Registration Rights Agreement, the Registration Rights Holders hold registration rights that obligate Kaleyra to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), all or any portion of the Registrable Securities (as defined in the Registration Rights Agreement) held by the Registration Rights Holders. Each or any of Cowen Investments II LLC (“Cowen”), Seller’s Representative or stockholders holding a majority-in-interest of the then-outstanding Registrable Securities will be entitled to make a written demand for registration under the Securities Act of all or part of the their Registrable Securities, subject to exceptions, including that such shares are not then restricted under the Lock-Up Agreement (as more completely described in the Proxy Statement) and the gross proceeds reasonably anticipated to be generated from the offering subject to such demand equals or exceeds $15.0 million. Subject to certain exceptions, if any time after the Closing, Kaleyra proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, Kaleyra shall give notice to the Registration Rights Holders as to the proposed filing and offer such stockholders an opportunity to register the sale of such number of their Registrable Securities as they request in writing. In addition, subject to certain exceptions, the Registration Rights Holders will be entitled under the Registration Rights Agreement to request in writing that Kaleyra register the resale of any or all of their Registrable Securities on Form S-3 and any similar short-form registration statement that may be available at such time.

Under the Registration Rights Agreement, Kaleyra agreed to indemnify the Registration Rights Holders and certain persons or entities related to the Registration Rights Holders against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission, and such stockholders, including Registrable Securities in any registration statement or prospectus will agree to indemnify Kaleyra and certain persons or entities related to Kaleyra against all losses caused by their misstatements or omissions in those documents.

Item 13. Certain Relationships and Related Transactions

During October 2017, the Founders purchased 4,267,500 Founder Shares for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. Additionally, on December 7, 2017, we issued an aggregate of 65,000 Founder Shares solely in consideration of then-future services to each of our independent directors and to Mr. Barrett Daniels, our former Vice President and Chief Financial Officer. As a result, each of Messrs. Mikulsky, Wang and Porter have received 20,000 Founder Shares, and Mr. Daniels received 5,000 Founder Shares, which were cancelled upon Mr. Daniels’s resignation in July 2018. As a result, there are 3,588,750 Founder Shares outstanding as of September 30, 2018. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

The Company’s initial public offering prospectus and amended and restated certificate of incorporation provided that the Company initially had until March 12, 2019 (the date which was 15 months after the consummation of the Offering) to complete the Business Combination. The Company’s Offering prospectus and amended and restated certificate of incorporation also provided that the Company could extend such 15 months period an additional 3 months if the Founders deposited into the Company’s Trust Account established following the Offering an amount equal to the aggregate total of $0.10 per public share sold in the Offering, for a total deposit of $1,437,500.

On March 6, 2019, the Company issued four unsecured promissory notes in the aggregate principal amount of $1,437,500, representing $0.10 per public share. These notes were issued to the Sponsor and the three other investors. The aggregate funds were deposited into the Trust Account, and as a result, the period of time the Company had to consummate the Business Combination and the date for cessation of operations of the Company if the Company had not completed a Business Combination was extended from March 12, 2019 to June 12, 2019 (“Initial Extension”). The terms of the trust agreement did not require an amendment of the amended and restated certificate of incorporation in order to accomplish the Initial Extension.

In conjunction with the approval of an amendment to the amended and restated certificate of incorporation to further extend the time to consummate the Business Combination to December 12, 2019, the (“Second Extension”), the Founders agreed to contribute to the Company as a loan $240,000 for each calendar month, or portion thereof, that is needed by the Company to complete the Business Combination with Kaleyra (each, a “Contribution”). The Contributions were conditional upon the implementation of the Second Extension. The Contributions did not bear interest and were repayable by the Company upon consummation of the Business Combination with Kaleyra. The Sponsor had the sole discretion to determine whether to continue extending for additional months until the Extended Date, and if the Sponsor determined not to continue extending for additional months, the obligation of the Founders to make additional Contributions would have terminated and GigCapital would have dissolved and liquidated in accordance with its amended and restated certificate of incorporation.

On June 10, 2019, the Company issued four non-convertible unsecured promissory notes (each, a “Second Extension Note” and collectively the “Second Extension Notes”) in the aggregate principal amount of $240,000 to the Founders. The Company deposited the funds into the Trust Account.

On June 10, 2019, the Company issued an additional four convertible unsecured promissory notes (each, a “Working Capital Note” and collectively the “Working Capital Notes”) in the aggregate principal amount of $91,667 to the Founders. The Working Capital Notes were issued to provide the Company with additional working capital during the Second Extension and will not be deposited into the Trust Account. The Company issued the Working Capital Notes in consideration for loans from the payees to fund the Company’s working capital requirements. The convertible notes are convertible at the payee’s election upon the consummation of the Business Combination. Upon such election, the convertible notes would convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s Offering, except that the private placement warrants which comprise a part of the private placement units issued to the non-Sponsor Founders, so long as they are held by the non-Sponsor Founders, or any of their related persons under FINRA rules, will expire five years from the effective date of the Company’s registration statement, or earlier upon the Company’s liquidation.

On July 10, 2019, in connection with the second monthly Contribution, the Founders deposited an additional aggregate $240,000 into the Trust Account, and the Company cancelled the Second Extension Notes dated June 10, 2019, in the amount of $240,000 in the aggregate, and reissued each of the Third Extension Notes to include the aggregate of both the first and second monthly Contribution amounts for each payee, totaling $480,000.

On July 10, 2019, in connection with the second monthly Contribution, an additional aggregate $64,932 of working capital was loaned to the Company by the Founders, and as a result the Company cancelled the original Working Capital Notes dated June 10, 2019 in the amount of $91,667 and reissued the Second Working Capital Notes to include the aggregate of both the first and second working capital loans to the Company for each payee in the total amount of $156,599. The Second Extension Notes and Second Working Capital Notes bore no interest and were repayable in full upon the consummation of the Kaleyra Business Combination.

On August 12, 2019, in connection with the third and fourth monthly Contribution, certain of the Founders and affiliates thereof deposited an additional aggregate $480,000 into the Trust Account, and the Company cancelled certain of the Third Extension Notes dated July 10, 2019, in the amount of $204,302 in the aggregate, and reissued each of the Fourth Extension Notes to include the aggregate of the first through the fourth monthly Contribution amounts for the payees, totaling $684,302.

On August 12, 2019, in connection with the third and fourth monthly Contribution, an additional aggregate $252,568 of working capital was loaned to the Company by the certain of the Founders and affiliates thereof, and as a result the Company cancelled certain of the Second Working Capital Notes dated July 10, 2019 in the amount of $66,653 and reissued the Third Working Capital Notes to include the aggregate of the first through the fourth working capital loans to the Company for the payees in the total amount of $319,221. The Fourth Extension Notes and Third Working Capital Notes also bore no interest and were repayable in full upon the consummation of the Kaleyra Business Combination.

From September 24, 2019 through September 27, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $110,029 for deposit into the Trust Account was loaned to the Company by certain of the Founders and affiliates thereof.

From September 24, 2019 through September 27, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $133,728 of working capital was loaned to the Company by certain of the Founders and affiliates thereof.

Subsequent to September 30, 2019, on October 2, 2019 and October 11, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $129,971 for deposit into the Trust Account, was loaned to the Company by certain of the Founders and affiliates thereof, for a total aggregate of $240,000 loaned for deposit in the Trust Account in conjunction with the fifth monthly Contribution. Effective October 11, 2019, the Company cancelled the Fourth Extension Notes dated August 12, 2019 in the amount of $684,302 and reissued each of the Fifth Extension Notes to include the aggregate of the first through the fourth monthly Contribution amounts for the payees, totaling $924,302.

Subsequent to September 30, 2019, on October 2, 2019 and October 11, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $157,966 of working capital was loaned to the Company by certain of the Founders and affiliates thereof, for a total aggregate of $291,694 working capital loaned in conjunction with the fifth monthly Contribution. Effective October 11, 2019, the Company cancelled the Third Working Capital Notes dated August 12, 2019 in the amount of $319,221 and reissued the Fourth Working Capital Notes to include the aggregate of the first through the fourth working capital loans to the Company for the payees in the total amount of $610,915. The Fifth Extension Notes and Fourth Working Capital Notes also bore no interest and were repayable in full upon the consummation of the Kaleyra Business Combination.

Subsequent to September 30, 2019, on November 12, 2019, in conjunction with the sixth monthly Contribution, an additional aggregate of $240,000, for deposit into the Trust Account, was loaned to the Company by certain of the Founders and affiliates. Effective November 12, 2019, the Company cancelled the Fifth Extension Notes dated October 11, 2019 in the amount of $924,302 and reissued each of the Sixth Extension Notes to include the aggregate of the first through the fifth monthly Contribution amounts for the payees, totaling $1,164,302.

Subsequent to September 30, 2019, on November 23, 2019, the Company and each of the Sponsor and one of the holders of the Sixth Extension Notes and Fourth Working Capital Notes, GigFounders, LLC, agreed to amend and restate the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note held by them to provide that in lieu of repaying such promissory notes in full upon the Closing (as defined below) of the Business Combination, the outstanding principal balance of such amended and restated notes (for the Initial Extension Note, the Second Extension Note and the Sixth Extension Note, the “Amended Extension Notes”, and for the Second Working Capital Note and Fourth Working Capital Note, the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has subsequent to year end entered into forward share purchase agreements), of cash proceeds in an amount not less than $11,500,000.00 (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing of the Business Combination, which is one and ninety-one hundredths percent (1.09%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On November 23, 2019, the Company issued the Amended Extension Notes and Amended Working Capital Notes to the Sponsor and GigFounders, LLC, as appropriate, for each of the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note.

The holders of our Founder Shares issued and outstanding, as well as the holders of the private placement units and any units our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement as described above in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Registration Rights Agreement.”.

Our Sponsor has agreed that, commencing on December 7, 2017, through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay our Sponsor an aggregate of $20,000 per month for these services. Dr. Avi S. Katz, our President, Chief Executive Officer, Secretary and Executive Chairman of the Board of Directors, is the manager of our Sponsor. In addition, he and Mr. Miotto, one of our independent directors, have formed a partnership, of which 90% is owned by Dr. Katz and the remaining 10% is owned by Mr. Miotto, and that partnership, which is also managed by Dr. Katz, has a financial and voting interest in our Sponsor that entitles this partnership to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Accordingly, they will benefit from the transaction to the extent of their interest in our Sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person.

On October 10, 2017, we entered into a Strategic Services Agreement with Barrett Daniels, our former Vice President and Chief Financial Officer, which was effective through July 1, 2018, Mr. Daniels’s last day providing services for the Company. Mr. Daniels was paid an hourly rate of $300 per hour for his services. Mr. Daniels was paid a total of $106,488 pursuant to his Strategic Services Agreement. On July 1, 2018 we entered into a Strategic Services Agreement with Tara McDonough, our former Vice President and Chief Financial Officer, which was effective through August 12, 2019, Ms. McDonough’s last day providing services for the Company. Ms. McDonough was paid at an hourly rate of $175 per hour. Ms. McDonough was paid a total of $143,850 pursuant to her Strategic Services Agreement. On August 6, 2019, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer. Mr. Weightman is paid $5,000 per month.

During the year ended September 30, 2018 the Company purchased consulting services in the amount of $14,400 from Sentienz Inc., a technology solutions company in which Jack Porter, a member of our Board of Directors, is the Executive Chairman. The fees paid were comparable to fees charged for similar services by other technology solutions companies. No such fees were paid to Sentienz, Inc. during the year ended September 30, 2019.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year Ended September 30, 2019	Period from October 9, 2017 (Date of Inception) through September 30, 2018
Audit Fees (1)	$135,443	$148,506
Audit-Related Fees (2)	50,756	51,485
Tax Fees (3)	4,800	—
All Other Fees (4)	—	—
Total	$190,999	$199,991
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

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of February 22, 2019 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 26, 2019)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of September 24, 2019 (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed with the SEC on September 24, 2019)

2.3	Amendment No. 2 to Stock Purchase Agreement, dated November 23, 2019 (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019)

3.1

Certificate of Incorporation (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

3.2

Amended and Restated Certificate of Incorporation (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

3.3	Bylaws (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

4.1

Specimen Unit Certificate (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

4.2

Specimen Common Stock Certificate (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

4.3

Specimen Warrant Certificate (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

4.4

Specimen Right Certificate (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

4.5

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

4.6

Right Agreement between Continental Stock Transfer & Trust Company and the Company (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

Exhibit No.	Description

10.1

Insider Letter Agreement among the Company and the Founders (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

10.2

Insider Letter Agreement among the Company and its executive officers, directors and director nominees (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

10.3

Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Sponsor (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.4

Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Cowen Investments LLC (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.5

Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Irwin Silverberg (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.6

Founder Shares Subscription Agreement, dated October 11, 2017, between the Company and Jeffrey Bernstein (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.7

Omnibus Amendment to Founder Shares Subscription Agreements, dated November 14, 2017, between the Company and the Founders (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.8

Omnibus Amendment to Founder Shares Subscription Agreements, dated December 7, 2017, between the Company and the Founders (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

10.9

Form of Insider Shares Grant Agreement between the Company and Barrett Daniels (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.10

Form of Insider Shares Grant Agreement between the Company and each of John Mikulsky, Peter S. Wang and Jack Porter (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.11

Form of Unit Purchase Agreement between the Company and Sponsor (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.12

Form of Unit Purchase Agreement between the Company and Cowen Investments LLC (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

Exhibit No.	Description

10.13

Form of Unit Purchase Agreement between the Company and each of Irwin Silverberg and Jeffrey Bernstein (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.14

Registration Rights Agreement between the Company the Founders, and each of the Company’s executive officers, directors and director nominees (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2017, and incorporated herein by reference.)

10.15

Form of Indemnification Agreement (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.16

Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated October 10, 2017, by and between the Company and Barrett Daniels (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.17

Promissory Note issued in favor of Sponsor, dated October 11, 2017 (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.18

Administrative Services Agreement between the Company and Sponsor, dated as of October 11, 2017 (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.19

Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

10.20

Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated June 11, 2018, by and between the Company and Tara McDonough (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2018, and incorporated herein by reference.)

10.21

Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated August 6, 2019, by and between the Company and Walter Weightman (Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019, and incorporated herein by reference.)

10.22

Forward Share Purchase Agreement, dated September  27, 2019, by and among the Company, Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as  filed with the SEC on September 27, 2019)

14	Code of Ethics (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Audit Committee Charter (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

99.2

Compensation Committee Charter (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

99.3

Nominating and Corporate Governance Committee Charter (Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 15, 2017, and incorporated herein by reference.)

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

KALEYRA, INC.

Date: December 11, 2019	By:	/s/ Dario Calogero
Dario Calogero
President, Chief Executive Officer, and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dario Calogero and Dr. Avi S. Katz and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dario Calogero	President, Chief Executive Officer, and Director	December 11, 2019
Dario Calogero	(Principal Executive Officer)

/s/ Julia Pulzone	Chief Financial Officer	December 11, 2019
Julia Pulzone	(Principal Financial and Accounting Officer)

/s/ Avi S. Katz	Chairman of the Board of Directors	December 11, 2019
Dr. Avi S. Katz

/s/ Neil Miotto	Director	December 11, 2019
Neil Miotto

/s/ John Mikulsky	Director	December 11, 2019
John Mikulsky

/s/ Simone Fubini	Director	December 11, 2019
Simone Fubini

/s/ Matteo Lodrini	Director	December 11, 2019
Matteo Lodrini