Form 10-K
period 2019-12-31
Kaleyra, Inc.
filed 2020-04-22
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38320

Kaleyra, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Via Marco D’Aviano, 2, Milano MI, Italy	20131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +39 02 288 5841

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	KLR	NYSE American LLC
Warrants to receive one share of Common Stock	KLR WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NYSE Stock Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $180,373,799.

The number of shares of Registrant’s Common Stock outstanding as of April 15, 2020 was 19,969,048.

EXPLANATORY NOTE

As previously reported by Kaleyra, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020, in accordance with the Securities and Exchange Commission Order Under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, SEC Release No. 34-88318, dated March 4, 2020 (the “Order”), the Company disclosed: (i) that it was relying on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), and (ii) as the Company is headquartered in Milan, Italy, the ongoing lockdown and quarantine imposed by the Italian government in response to the COVID-19 public health emergency made it impossible (a) for the Company and third parties in Italy to provide information to the Company’s independent registered public accounting firm to enable the completion of the audit of the Company’s consolidated financial statements in time to allow for, or (b) to otherwise enable, the Company to complete the internal processes required to approve and file the Annual Report on a timely basis.

Kaleyra, Inc.

Annual Report on Form 10-K

i

CERTAIN TERMS

References in this annual report on Form 10-K (the “Annual Report”) to “we,” “us,” “our” “Kaleyra” or the “Company” refer to Kaleyra, Inc. References to our “management” or our “management team” refer to our executive officers and directors.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formerly known as GigCapital, Inc., and as a result of our business combination with Kaleyra S.p.A. on November 25, 2019, we changed our name to Kaleyra, Inc. (which we refer to throughout this Annual Report as our “Business Combination”).

Business Overview

Our Vision

Kaleyra provides its customers and business partners with a trusted cloud communications platform (the “Platform”) that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omni-channel, mobile first interactive end-user customer communications. This complements new workflows that Kaleyra’s customers have developed which are driven by software and artificial intelligence to automate certain end-user customer-facing processes before, during and after transactions. These communications are increasingly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end user customers. Kaleyra’s Platform couples a “Software as a Service” or SaaS business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ and business partners’ communication requirements, or the most trusted provider, in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

Kaleyra Today

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then sought to expand its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India beginning in 2017 and Buc Mobile of Vienna, Virginia in 2018. It was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company is collectively engaged in the operation of the Platform on behalf of Kaleyra’s customers.

Kaleyra has more than 3,000 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation, with no single customer representing more than 15% of revenues. Kaleyra’s customers are located in regions throughout the world including in Europe, Asia Pacific and North America. Kaleyra’s revenue by country for the year ended December 31, 2019 is as follows: Italy (46.4%), India (27.1%) and the United States (7.3%). The remainder of revenue is primarily generated in Europe and Asia in countries other than Italy and India (19.2%).

For the fiscal year ended December 31, 2019, 86% of revenues came from customers of Kaleyra which have been on the Platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the Americas and Asia-Pacific markets following the acquisitions of Buc Mobile and Solutions Infini, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s underlying technology used in the Platform is the same across all of its communication services which can generally be described as “omni-channel mobile first interactive notifications via a public or private cloud implementation.” These services include programmable voice/Interactive Voice Response (IVR) configurations, inbound/outbound short message service (SMS) capabilities, hosted telephone numbers, and other types of IP communications services such as e-mail and WhatsApp®.

Customers

Kaleyra’s customers are enterprises which use digital mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing a single simple interface by which Kaleyra can undertake as necessary to make upgrades in its service offerings to account for new end-user consumer behavior changes and progress (such as adding WhatsApp integration). In most cases, Kaleyra provides multiple levels of customer support 24x7 to ensure service levels and network reliability to meet the expectations and requirements of Kaleyra’s customers. Customers and business partners which use the Platform value the Platform’s network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach.

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse businesses and regions. Kaleyra’s business is generated by providing data to the telecommunications provider and transmitting message data from its customers and business partners. Kaleyra has a concentration of business within the financial services industry that serve their major European banking end-user customers. With each relationship Kaleyra is the link between the financial institutions and their unique, end-user customers. In linking these two parties, Kaleyra’s Platform leverages the end-user telecommunications provider to transmit critical message data to these end-user customers.

For example, banks and financial institutions deploy Kaleyra’s services that include omni-channel mobile first password reset, account access, two-factor authentications (2FA), transaction notification, and anti-fraud alerts, among other services, via a cloud implementation that meets their strict requirements for security and compliance. Kaleyra’s Platform has facilitated compliant communications for its existing financial institution customer base in Europe. European Central Bank (ECB) regulations have begun to mandate additional customer protection regulations, such as those requiring strong customer authentications for all payment transactions over 30 euros, causing both traditional banks and new entrants to undergo a digital transformation. In the financial sector, security and compliance are generally top of mind and the sales process relies on a dedicated local sales team focused on strong integration capabilities with the full suite of services needed to satisfy customer requirements.

Other enterprise customers of Kaleyra use Kaleyra’s cloud communications services as packaged offerings that are easy to configure and manage around key end-user customer touchpoints. Although these enterprise customers require a lesser level of system integration than do financial institution customers, they still demand a sufficiently flexible system such as that which a cloud solution can provide in order to facilitate rapid communications system modification to accommodate changes in end-user customer behaviors. Furthermore, there are other enterprise customers for which connectivity to their end user customers is their primary requirement, and these customers are using the Platform to gain access to mobile network operators worldwide. This additional volume, which is expected to continue to grow as the transformation from e-mail-based communications to messaging-based communications is being enhanced, allows Kaleyra to leverage relationships to sell and resell network connectivity on a more cost-effective basis.

In both 2019 and 2018, Kaleyra had one customer, Telecom Italia S.p.A. which accounted for more than 10% of Kaleyra’s revenues.

Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s volumes in 2019 and 2018.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses toward the higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce.

The Market for Kaleyra’s Products

The CPaaS market is evolving and is expanding in several directions as enterprise adoption of cloud-based communications occurs. The need for enterprises to provide enhanced end-user customer experiences is driving adoption by enterprises of embedded, real-time messaging communications for enhanced end-user customer-interfacing interactions. According to 451 Research, in 2019 the total CPaaS market was approximately $2.2 billion and forecasted to increase to approximately $6.2 billion by the end of 20221. Furthermore, according to GSMA, the SMS business messaging revenue market was approximately $60.0 billion in 2018 and will increase to approximately $90.0 billion by the end of 2022.2 Kaleyra’s products and services available through the Platform address both of these markets.

Kaleyra’s Key Products

The Platform

Kaleyra operates its core technology, the Platform, in the public cloud and as private clouds, and in hybrid situations. The Platform has a high-volume infrastructure that has been designed to easily scale and support large volumes of data. The Platform consists of two separate types of interfaces; one for connectivity to mobile network operators and the other, a set of Application Programming Interfaces (“APIs”) that provide convenient and user-friendly tools that enable Kaleyra’s customers to engage in communications with their end-user customers. The Platform’s underlying software code base contains communication protocols that allow connectivity with mobile network operators around the globe.

In addition, the Platform’s APIs, which sit on top of the underlying connectivity stack, enable the creation of specific applications (messaging or voice-over-IP calls) or workflows (2FA or password resets). These applications can be designed by Kaleyra, Kaleyra’s customers’ information technologies personnel or third-party developers. The open Platform’s architecture enables Kaleyra’s customers and business partners to accomplish all of their communication needs from one simple interface that connects into a broad range of their systems. The relationship with Kaleyra’s customers is strengthened by providing its customers with a broad and flexible platform. Retention of Kaleyra’s customers is also enhanced as a result of the switching costs that Kaleyra’s customers would incur to transition to alternate platforms.

[1]	Source: 451 Research, Communications PaaS: Turning Business Communications Inside Out (December 2018).
[2]	Source: GSMA, RCS Overview, Future Networks Programme (October 2018).

Communications Services

The following graphic summarizes the capabilities of Kaleyra’s suite of communications services:

This suite of services is further described below. During the year ended December 31, 2019 Kaleyra processed nearly 27 billion billable SMS messages and 3 billion voice calls on behalf of Kaleyra’s customers. In 2020, this is expected to exceed 30 billion billable SMS messages and 4 billion voice calls.

Messaging

The Platform’s APIs include software and infrastructure that process and manage SMS, Multimedia Messaging Service (MMS) and Rich Communications Service (RCS), with network connectivity to mobile network operators around the world. The Platform is currently designed to process five thousand messages per second, with the capability to increase the throughput with additional server power and speed. The Platform supports 87 languages and is capable of stitching together concatenated messages of up to 4,000 characters. The Platform is also designed to manage automated opt-in and opt-out procedures per mobile network operator requirements and best practices. As noted above, in 2019 the Platform processed nearly 27 billion SMS messages.

Voice

The Platform’s APIs includes software and infrastructure that process and manage voice calls, including IVR and conferencing bridge capabilities. The Platform offers features such as call masking, visual configurations of call routing, click to call, and allows Nature Language Processing (NLP) integrations. In 2019, the Platform processed nearly 3 billion voice calls.

FinTech

The Platform’s APIs also include software and infrastructure to process and manage financial transactions that has been enabled by the open banking initiative and was regulated in September 2019. However the European Banking Authority has granted a 15-month extension to banks to adopt the new law, until December 2020. The driving force behind open banking is the second Payment Services Directive (PSD2), an European Union (“EU”) directive designed to expand end-user consumer choice of products in banking, credit cards, and payment services. The Platform includes features and capabilities to perform PSD2 compliant banking or payment transactions.

Numbers

Finally, the Platform’s APIs include software and infrastructure that process and manage telephone numbers and short code services. Short codes are often used to send or receive a large volume of broadcast or bulk SMS messages. The Platform currently supports provisioning and configuration of telephone numbers or short codes in 50 countries. Other Numbers services include telephone number lookup query and local number portability.

Operations

Kaleyra generates revenue from usage-based fees earned from the sale of communications services utilizing the Platform. These services are offered through software solutions to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

Kaleyra’s CPaaS contracts do not provide customers and business partners with the right to take possession of the software supporting the applications.

As a part of the arrangement with its customers, Kaleyra offers customer advanced support services, to guarantee the continuity and promptly delivery of the services. Revenue for these services is recognized ratably over the term of the service period.

Kaleyra utilizes a cloud infrastructure and its Platform to deliver its communication services. The services are also provided using a private cloud as required by the customers and business partners. The costs of the Platform and communication services purchased from mobile network operators is considered to be a cost of revenue.

Products in Development

Kaleyra has a number of new communications services in its organic development pipeline. For example, Kaleyra is developing a visual “drag-and-drop” builder user interface for use by both developers and non-developers that reduces the complexity of implementing cloud communications services. Kaleyra has a growing team of software developers in Bangalore, India engaged in research and development of additional product features based on customer feedback and market research. In addition, Kaleyra is looking at possible acquisitions that can enhance its product portfolio.

Research and Development

As of December 31, 2019, 130 employees serve in Kaleyra’s research and development and engineering departments representing about 49% of its workforce, focused on maintaining and enhancing the Platform and the communications service offerings, as well as developing new communications services and engaging with Kaleyra’s customers in this development.

Sales and Marketing

Kaleyra has multiple methods for engaging with its customers, depending upon the specific service offerings that a customer uses on the Platform, 35% of Kaleyra’s employee base are dedicated to sales of communications services to Kaleyra’s customers or business partners. The go-to-market strategy utilizes a mixture of direct sales and channel development such as using third party developers which are developing communications solutions for multiple customers. Kaleyra also actively participates in trade shows and other general industry marketing efforts on a global basis for the purpose of lead generation and building of brand awareness.

Competitive Strengths

Over Kaleyra’s 20-year history, Kaleyra has developed a powerful CPaaS solution that it believes represents a unique, high growth opportunity in the CPaaS market. The Platform is accessible everywhere in the world, has a high-volume infrastructure that has been designed to be easily scalable, and allows for communications services that have been designed having security, compliance and integration capabilities that can meet the needs of Kaleyra’s customers and their customers and regulators. Furthermore, Kaleyra continues to develop organically and strategically new communications services to meet the evolving needs of its customers and business partners. In addition, Kaleyra has identified the following competitive strengths:

Experienced Management Team

Kaleyra has a proven management team with many decades of combined experience at industry relevant companies. Along with the existing management team, it is anticipated that additional senior management personnel will be added to supplement the current management team.

Existing Customers and Relationships

Kaleyra believes its deep customer relationships provide it with the opportunity to expand deployment of the Platform and the opportunity to quickly deploy new communications service offerings.

Growth Strategy

Kaleyra’s organic growth focuses on three core areas:

•

Exploiting cross-sale opportunities among Kaleyra’s recent acquisitions—in this area, Kaleyra focuses on growing existing product teams, accelerating joint product management and growing key technology integrations with industry leading independent software vendors;

•	Product evolution—in this area, Kaleyra works to enhance and expand features such as RCS and PSD2; and
•	Geographic expansion—in this area, Kaleyra focuses on entering new markets such as South East Asia and Latin America.

Furthermore, mergers and acquisitions remain a key component of Kaleyra’s growth strategy. As it has in the past with its acquisitions of Solutions Infini and Buc Mobile, Kaleyra has continuously explored the global market with the intention to evaluate and acquire additional companies that are adding significant value from technology and product perspectives, and are accretive in terms of revenue, net income and capitalization. Kaleyra intends to execute acquisitions in the least dilutive and most cost-effective manner, using cash from its balance sheet or other sources, equity or a combination of both.

Competition

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include: completeness of offering, credibility with developers, global reach, ease of integration, product features, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•	Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc., and SAP SE;
•	Direct competitors, such as CLX Communications AB (d/b/a Sinch), Twilio Inc., and Vonage Holdings Corp.;
•	Smaller software companies that compete with certain portions of Kaleyra’s communications services offerings; and
•	SaaS companies that offer prepackaged applications for a narrow set of use cases.

Some competitors have greater financial, technical and other resources, greater name and brand recognition, larger sales and marketing efforts and larger portfolios of intellectual property. As a result, certain competitors may be able to respond more quickly to new or changing technologies, opportunities, standards or customer needs and requests. With the introduction of new products and services and new market entrants, Kaleyra expects competition to intensify in the future. Furthermore, as Kaleyra continues to expand the scope of its platform, it may face additional competition. Kaleyra is also addressing enterprises that have developed over the years “in-house” products for which Kaleyra can offer a more cost-effective, robust and richer set of products to enhance the total cost of ownership and return on investment for such customers.

Employees

As of December 31, 2019, Kaleyra has 267 employees, of which 130 were in research and development, 93 were in sales, marketing and business development and 44 were in general and administrative. None of Kaleyra’s employees are currently covered under any collective bargaining agreements. Kaleyra believes its relations with its employees are good and it has never experienced a material work stoppage.

Facilities

Kaleyra leases 14 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Vienna, Virginia; New York, New York; Palo Alto, California, Bengaluru, India; Chennai, India; Cochin, India; Delhi, India; Hyderabad, India; Kolkata, India; Mumbai, India; Singapore; Dubai, United Arab Emirates; and Manno, Switzerland. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 31 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running the Kaleyra platform and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Intellectual Property

Kaleyra relies on a combination of patent, copyright, trademark and trade secret laws in the U. S. and other jurisdictions, as well as license agreements and other contractual protections, to protect Kaleyra’s proprietary technology. In addition, Kaleyra protects intellectual property rights by implementing a policy that requires its employees and independent contractors involved in development of intellectual property on its behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on its behalf are Kaleyra’s property, and assigning to Kaleyra any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

•	Kaleyra, as of December 31, 2019, has been issued 2 patents in the United States.
•

Kaleyra’s trademark and certain variations thereof are registered or are the subject of pending trademark applications in the U.S. In addition to the Kaleyra trademark, Kaleyra has 18 additional trademark registrations or pending registrations in three different classes with the following authorities/countries: EU, India, South Africa, Switzerland, United Arab Emirates, and the International Bureau (WIPO) China, Indonesia, Mexico, Philippines, Singapore.

•	Kaleyra owns an Internet domain registration for kaleyra.com and certain other domains.
•

Kaleyra generally controls access and the use of its proprietary software and other confidential information through internal and external controls including contractual protections with employees, contractors, customers and partners. Unauthorized parties may, nonetheless, still copy or otherwise obtain and use Kaleyra’s software and technology despite Kaleyra’s efforts to protect its trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements.

Regulatory

Kaleyra is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to its business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which Kaleyra is subject are still evolving and being tested in courts and could be interpreted in ways that could harm its business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which Kaleyra operates. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that it or its communications services or the Platform may not be, or may not have been, compliant with each such applicable law or regulation.

In addition, as Kaleyra expands internationally, it will be subject to laws and regulations in the countries in which it offers services. Many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of Personally Identifiable Information (“PII”) obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of PII that identifies or may be used to identify an individual, such as names, telephone numbers, message addresses and, in some jurisdictions, IP addresses and other online identifiers.

For example, in April 2016 the EU adopted General Data Protection Regulation (“GDPR”), which took full effect on May 25, 2018. GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of Kaleyra’s technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states’ implementations thereof) which govern the protection of consumers and of electronic communications.

Furthermore, outside of the EU, Kaleyra continues to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

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

For example, in Italy, Kaleyra holds a license to be a fixed line operator and is subject to the Electronic Communications Code, or the ECC, which has been enacted with Legislative Decree no. 259/2003, as amended, which transposed a package of European Directives adopted in 2002 and amended in 2009; the National Numbering Plan, issued with AGCom’s resolution no. 8/15/CIR as amended, which governs the usage of national numbers for the provision of electronic communications services as a whole; resolutions on the use of alphanumeric indications for the identification of the calling subject in SMS (so-called Alias), that are periodically issued by AGCom, starting from AGCom’s resolution no. 42/13/CIR; and the GDPR (UE Decree 2016/679).

In addition, the Telephone Consumer Protection Act (“TCPA”) restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If Kaleyra does not comply with these laws, or regulations or if Kaleyra becomes liable under these laws or regulations due to the failure of its customers to comply with these laws by obtaining proper consent, Kaleyra could face direct liability.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial messages and transactional messages and specifies penalties for the transmission of messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial messages to provide recipients with the ability to “opt-out” of receiving future commercial communications from the sender. In addition, some states have passed laws regulating commercial communication practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of communication messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to message addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions, such as Australia, Canada, and the EU, have enacted laws that regulate sending messages, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of messages unless the recipient has provided the sender advance consent to receipt of such messages, or in other words has “opted-in” to receiving such communication. If Kaleyra were found to be in violation of the CAN-SPAM Act, applicable state laws governing messages not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of messages, whether as a result of violations by Kaleyra’s customers or its own acts or omissions, Kaleyra could be required to pay large penalties, which would adversely affect its financial condition, significantly harm Kaleyra’s business, injure Kaleyra’s reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against Kaleyra in connection with any of the foregoing laws may also require Kaleyra to change one or more aspects of the way Kaleyra operates its business, which could impair Kaleyra’s ability to attract and retain customers or could increase its operating costs.

In addition, in order to procure, distribute and retain telephone numbers from the EU or certain other regions, Kaleyra may be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to Kaleyra’s customers. Kaleyra has registered and is in the process of registering in various countries in which Kaleyra does business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as Kaleyra’s products and services, are still evolving and Kaleyra may be unable to maintain compliance with applicable regulations, or enforce compliance by Kaleyra’s customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue.

Additionally, certain of Kaleyra’s products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of Kaleyra’s products and the provision of Kaleyra’s services must be made in compliance with these laws and regulations.

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

The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in Kaleyra’s market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using Kaleyra’s services. Kaleyra’s competitors fall into two primary categories:

•	CPaaS companies that offer a narrower set of software APIs, less robust customer support and fewer other features while relying on third-party networks and physical infrastructure; and
•	Network service providers that offer limited developer functionality on top of their own networks and physical infrastructure.

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

In the years ended December 31, 2019 and 2018, Kaleyra’s 10 largest customers generated an aggregate of 50% and 66% of its revenue, respectively. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

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

Furthermore, some of these network service providers do not have long-term committed contracts with Kaleyra and may terminate their agreements with Kaleyra without notice or restriction. If a significant portion of Kaleyra’s network service providers stop providing Kaleyra with access to their infrastructure, fail to provide these services to Kaleyra on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if problems occur with Kaleyra’s network service providers, it may cause errors or poor-quality communications with Kaleyra’s products, and it could encounter difficulty identifying the source of the problem. The occurrence of errors or poor-quality communications on Kaleyra’s products, whether caused by Kaleyra’s platform or a network service provider, may result in the loss of Kaleyra’s existing customers or the delay of adoption of Kaleyra’s products by potential customers and may adversely affect its business, results of operations and financial condition.

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

Kaleyra’s headcount and operations have grown substantially. Kaleyra had approximately 267 employees as of December 31, 2019, as compared with 235 employees as of December 31, 2018. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

Kaleyra’s quarterly operating results have fluctuated in the past and Kaleyra expects them to fluctuate in the future due to a variety of factors, many of which are outside of Kaleyra’s control. As a result, Kaleyra’s past results may not be indicative of its future performance and comparing Kaleyra’s operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report, factors that may affect Kaleyra’s quarterly operating results include:

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

Kaleyra cannot be sure that its brand, technology offerings, and services, including, for example, the software solutions of others that Kaleyra offers to its customers, do not infringe on the intellectual property rights of third parties, and these third parties could claim that Kaleyra or its customers are infringing upon their intellectual property rights. These claims could harm Kaleyra’s reputation, cause Kaleyra to incur substantial costs or prevent Kaleyra from offering some services or solutions in the future or require Kaleyra to rebrand. Any related proceedings could require Kaleyra to expend significant resources over an extended period of time. In most of Kaleyra’s contracts, Kaleyra agrees to indemnify its customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage Kaleyra’s reputation, and/or require Kaleyra to incur additional costs to obtain the right to continue to offer a service or solution to its customers. If Kaleyra cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, Kaleyra’s business, results of operations, or financial condition could be harmed. Similarly, if Kaleyra is unsuccessful in defending a trademark claim, Kaleyra could be forced to re-brand, which could harm its business, results of operations, or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming Kaleyra or its customers could be costly to defend or lead to an expensive settlement or judgment against Kaleyra. Moreover, such an action could result in an injunction being ordered against Kaleyra’s client or Kaleyra’s own services or operations, causing further damages.

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

In the years ended December 31, 2019 and 2018, Kaleyra derived 73.6% and 88.9% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 2.9% in 2018 to 7.3% in 2019, while revenue deriving from customer accounts located in the European countries other than Italy increased from 6.3% in 2018 to 12.1% in 2019. This is in line with the expansion strategy out of Italy and India identified by the Company. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

Kaleyra’s global operations are subject to complex risks, some of which might be beyond its control.

Kaleyra is headquartered in Milan, Italy, has a sizable presence in India, and operates in other countries throughout the world. In addition, Kaleyra’s customers have operations throughout the world, and Kaleyra derives a substantial part of its revenue internationally. As a result, Kaleyra may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas, and other barriers, potential difficulties in collecting trade receivables, international hostilities, terrorism, and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. Kaleyra may also face difficulties integrating any new facilities in different countries into its existing operations, as well as integrating employees that it hires in different countries into its existing corporate culture. If Kaleyra is unable to manage the risks of its global operations, its business could be harmed.

Kaleyra is in the process of expanding its international operations, which exposes Kaleyra to significant risks.

Kaleyra is continuing to expand its international operations to increase its revenue from customers outside of Italy, India and the U.S. as part of Kaleyra’s growth strategy. Between 2017 and 2019, Kaleyra’s international headcount grew from 60 employees to 267 employees. Kaleyra expects to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject Kaleyra to regulatory, economic and political risks in addition to those Kaleyra already faces in Italy, India and the U.S. Because of Kaleyra’s limited experience with international operations or with developing and managing sales in additional international markets beyond Italy and India, Kaleyra’s international expansion efforts may not be successful.

In addition, Kaleyra will face risks in doing business internationally that could adversely affect its business, including:

•

exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the EU in 2020, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

•

the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;

•	Kaleyra’s ability to effectively price its products in competitive international markets;

•	new and different sources of competition;
•	Kaleyra’s ability to comply with GDPR, which went into effect on May 25, 2018;
•	potentially greater difficulty collecting trade receivables and longer payment cycles;
•	higher or more variable network service provider fees outside of the U.S.;
•	the need to adapt and localize Kaleyra’s products for specific countries;
•	the need to offer customer support in various languages;
•	difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;
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

Furthermore, outside of the EU, Kaleyra continues to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, on June 28, 2018, California enacted the CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

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

Kaleyra is subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of PII of individuals. Kaleyra sees increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, in 2018, California enacted the CCPA, which becomes effective on January 1, 2020. As discussed above, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

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

Kaleyra’s results of operations may vary based on the impact of changes in Kaleyra’s industry or the global economy on Kaleyra’s customers. Kaleyra’s results of operations depend in part on demand for information technology and cloud communications. In addition, Kaleyra’s revenue is dependent on the usage of Kaleyra’s products, which in turn is influenced by the scale of business that Kaleyra’s customers are conducting. To the extent that weak economic conditions result in a reduced volume of business for, and communications by, Kaleyra’s customers and prospective customers, demand for, and use of, Kaleyra’s products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding trade receivables. Kaleyra has generated a portion of its revenue from small and medium-sized businesses, and Kaleyra expects this to continue to increase in the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If Kaleyra’s customers reduce their use of Kaleyra’s products, or prospective customers delay adoption or elect not to adopt Kaleyra products, as a result of a weak economy, this could lower Kaleyra’s revenue and harm its business.

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

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The coronavirus COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. We also have our headquarters in Milan, Italy, which has been severely affected by COVID-19 and the resulting government lockdowns to attempt to contain the coronavirus.  The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for our products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict our sales operations and marketing efforts, and (3) disrupt other important business activities in our various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events that we sponsor or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences; we are encouraging all of our employees to work remotely; and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, we may see our services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, we expect the COVID-19 pandemic to potentially have a negative impact on our sales and our results of operations in those areas adversely affected by COVID-19, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019, Kaleyra carried a net $26.3 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Kaleyra has identified material weaknesses in its internal control over financial reporting. If Kaleyra’s remediation of these material weaknesses is not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate consolidated financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.

Prior to the Business Combination, Kaleyra S.p.A. had been a private company with limited accounting personnel to adequately execute its accounting process and other supervisory resources with which to address its internal control over financial reporting. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2019, Kaleyra identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The identified material weaknesses included the following:

•	Lack of review and approval process over journal entries; and
•	Lack of timeliness, quality and existence of account reconciliations and review controls.

Kaleyra cannot assure that the measures it has taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses it has identified or avoid potential future material weaknesses. If the steps Kaleyra takes do not correct the material weaknesses in a timely manner, Kaleyra will be unable to conclude that its internal control over financial reporting are effective. Accordingly, there could continue to be a reasonable possibility that material misstatement of Kaleyra’s consolidated financial statements would not be prevented or detected on a timely basis.

If Kaleyra fails to remediate its existing material weaknesses or identifies new material weaknesses in its internal control over financial reporting, if Kaleyra is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if Kaleyra is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when it is no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of its consolidated financial reports and the market price of Kaleyra’s common stock could be negatively affected. As a result of such failures, Kaleyra could also become subject to investigations by the stock exchange on which its securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from Kaleyra’s regular business activities.

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

If Kaleyra does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If Kaleyra does not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, Kaleyra has agreed to use its best efforts to meet these conditions and to maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, Kaleyra cannot assure you that it will be able to do so. If Kaleyra is unable to do so, the potential “upside” of the holder’s investment in Kaleyra may be reduced or the warrants may expire worthless.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any other change. Accordingly, Kaleyra may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although Kaleyra’s ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of common stock purchasable upon exercise of a warrant.

Kaleyra has no obligation to net cash settle the warrants.

In no event does Kaleyra have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants. Accordingly, the warrants may expire worthless.

Stockholders of Kaleyra may not be able to enforce judgments entered by United States courts against certain of its officers and directors.

Kaleyra is incorporated in the State of Delaware. However, some of our directors and executive officers reside outside of the U.S. As a result, stockholders of Kaleyra may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

A market for Kaleyra’s securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of Kaleyra’s securities may fluctuate significantly due to the market’s reaction to Kaleyra and general market and economic conditions. An active trading market for Kaleyra’s securities may never develop or, if developed, it may not be sustained. In addition, the price of Kaleyra’s securities can vary due to general economic conditions and forecasts, Kaleyra’s general business condition and the release of its financial reports. Additionally, if Kaleyra’s securities become delisted from the NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of Kaleyra’s securities may be more limited than if its securities were quoted or listed on the NYSE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE American.

Kaleyra’s common stock and warrants are currently listed on the NYSE American. If the NYSE American delists its securities from trading on its exchange for failure to meet the listing standards, Kaleyra and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for Kaleyra’s securities;
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

If Kaleyra fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the combined company will not be able to compete effectively.

Kaleyra operates in a highly competitive, quickly changing environment, and Kaleyra’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Kaleyra’s ability to successfully introduce and market new products is unproven. Because Kaleyra will have a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the combined company’s operating results, particularly with respect to any new products that it may introduce. Kaleyra’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate Kaleyra’s products and services from competitors’ products, Kaleyra will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, Kaleyra do not continue, or if Kaleyra’s new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which Kaleyra operates, our future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Kaleyra may not be successful with its new products and services, and as a result Kaleyra’s future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, Kaleyra may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, Kaleyra may acquire companies and technologies in the future. In these circumstances, Kaleyra may not be able to successfully manage integration of the new product and service lines with our existing suite of products and services. If Kaleyra is unable to effectively and successfully further develop these new product and service lines, we may not be able to increase or maintain sales (as compared to sales of Kaleyra on a standalone basis), and our gross margin (as compared to sales of Kaleyra on a standalone basis) may be adversely affected.

Furthermore, the success of Kaleyra’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of the our competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and Kaleyra may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If Kaleyra’s products fail to achieve and sustain sufficient market acceptance, the combined Company’s revenue will be adversely affected.

Kaleyra’s success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of Kaleyra may already use products similar to what we currently offer and similar to what we may offer in the future and may be reluctant to replace those products with what Kaleyra currently offers or which we may offer in the future. Market acceptance of Kaleyra’s products and technology will depend on many factors, including our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting Kaleyra’s products and technology, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of Kaleyra’s systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours.

If Kaleyra’s performance does not meet the expectations of investors, stockholders or financial analysts, the market price of its securities may decline.

If Kaleyra’s performance does not meet the expectations of investors or securities analysts, the market price of its securities may decline. In addition, fluctuations in the price of Kaleyra’s securities could contribute to the loss of all or part of your investment. The trading price of Kaleyra’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Kaleyra’s control. Any of the factors listed below could have a material adverse effect on your investment in Kaleyra’s securities and these  securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Kaleyra’s securities may not recover and may experience a further decline.

Factors affecting the trading price of Kaleyra’s securities may include:

•	actual or anticipated fluctuations in Kaleyra’s quarterly financial results or the quarterly financial results of companies perceived to be similar to Kaleyra;
•	changes in the market’s expectations about Kaleyra’s operating results;
•	success of competitors;
•	Kaleyra’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning Kaleyra or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to Kaleyra’s;
•	Kaleyra’s ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting Kaleyra’s business;
•	commencement of, or involvement in, litigation involving Kaleyra;
•	changes in Kaleyra’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of Kaleyra’s securities available for public sale;
•	any major change in the Board of Directors (the “Board”) or management;
•	sales of substantial amounts of common stock by Kaleyra’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of Kaleyra’s securities irrespective of its operating performance. The stock market in general and the NYSE American have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Kaleyra’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Kaleyra could depress its stock price regardless of its business, prospects, financial condition or results of operations. A decline in the market price of Kaleyra’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

If securities or industry analysts cease publishing research or reports about Kaleyra, its business, or its market, or if they change their recommendations regarding its securities adversely, the price and trading volume of its securities could decline.

The trading market for Kaleyra’s securities will be influenced by the research and reports that industry or securities analysts may publish about Kaleyra, its business, its market, or its competitors. If any of the analysts who currently or in the future may cover Kaleyra, change their recommendation regarding its stock adversely, or provide more favorable relative recommendations about Kaleyra’s competitors, the price of its securities would likely decline. If any analyst who may cover Kaleyra were to cease coverage of Kaleyra or fail to regularly publish reports on it, Kaleyra could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

We may be required to purchase up to 4,454,586 shares of common stock pursuant to forward share purchase agreements, thereby reducing cash available to us for other purposes.

Kaleyra prior to the consummation of the Business Combination entered into Forward Share Purchase Agreements with each of Greenhaven Road Capital Fund 1, LP, a Delaware limited partnership (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, LP, a Delaware limited partnership (“Greenhaven Fund 2” and together with Greenhaven Fund 1, “Greenhaven”); Kepos Alpha Fund L.P., a Cayman Islands limited partnership (“KAF”); Glazer Capital, LLC (“Glazer”); and Yakira Capital Management, Inc. (“Yakira”); and an agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”) for an OTC Equity Prepaid Forward Transaction (the “Forward Transaction”). The Forward Share Purchase Agreements with Greenhaven and KAF, each of which have been amended, pertain to shares issued to each of them upon the conversion of the rights each of them held prior to the closing of the Business Combination and provides that Kaleyra may be obligated to purchase the shares if either of Greenhaven or KAF exercise an option to sell such shares to us. If either Greenhaven or KAF exercise their respective options, we will have to expend funds to purchase those shares, which will reduce the cash available to us for other purposes. Greenhaven has already exercised such option with respect to 235,169 such shares, and currently holds 700,000 shares, which Greenhaven has the right to put to Kaleyra at $11.70 per Share on August 30, 2020. KAF has already exercised this option with regard to 50,000 shares and currently holds 139,813 shares, and has the right to put these shares to Kaleyra on May 7, 2020 at a purchase price of: (i) $10.92 per share for the first 46,137 shares sold to Kaleyra; and (ii) $10.82 per share for the next 93,676 shares sold to Kaleyra (collectively, the “KAF Share Purchase Price”). In the event the closing occurs after May 7, 2020, the KAF Share Purchase Price shall increase for the 93,676 shares sold to Kaleyra by 1% per full month until the closing date. KAF may elect, in its sole and absolute discretion, to extend the date on which it exercises its put right to a date that is provided upon 10 calendar days’ written notice.

The Forward Share Purchase Agreement with Yakira, as amended, similarly pertains to shares issued to Yakira upon the conversion of the rights it held prior to the closing of the Business Combination and provides that Kaleyra may be obligated to purchase the shares if Yakira exercises an option to sell such shares to us. If Yakira exercises its respective option, we will have to expend funds to purchase those shares, which will reduce the cash available to us for other purposes. The price at which Kaleyra would have to purchase such shares will be $10.93 per share. In addition, the Forward Share Purchase Agreement with Yakira also provides that Yakira may elect to sell and transfer to us, and we will purchase shares of common stock of Kaleyra held by Yakira at the closing of the Business Combination. If Yakira still owns such shares as of the four month anniversary of the closing of the Business Combination, Yakira may sell such shares between the four month anniversary and six month anniversary of the closing of the Business Combination to us for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the closing of the Business Combination that Yakira has held such shares. Kaleyra has placed into an escrow account the cash to fund the Yakira Shares Purchase Price, and as a result, such cash is not available to us for other purposes unless Yakira does not exercise its option.

The Forward Share Purchase Agreement with Glazer similarly provides that Glazer may elect to sell and transfer to us, and we will purchase shares of common stock of Kaleyra held by Glazer at the closing of the Business Combination. If Glazer still owns such shares as of the sixth month anniversary of the closing of the Business Combination, Glazer may sell such shares to us for a per share price (the “Glazer Shares Purchase Price”) equal to $10.6819. Kaleyra has entered into a letter of credit and reimbursement agreement (the “Letter of Credit and Reimbursement Agreement”) with EagleBank (“EagleBank”) pursuant to which EagleBank issued a standby letter of credit in the stated amount of $9,314,403.16 (the “Letter of Credit”) for the benefit of Glazer. The Letter of Credit expires on June 15, 2020. The Letter of Credit may be drawn down by Glazer upon its sale of shares of common stock of Glazer pursuant to the terms and conditions set forth in the Forward Share Purchase Agreement with Glazer. The Letter of Credit is secured by cash in the amount of $9,314,403.16, which is held in a deposit account at EagleBank, and as a result, such cash is not available to us for other purposes unless Glazer does not exercise its option. The cash held in the deposit account had previously been held in an escrow account that was established to fund the Glazer Shares Purchase Price.

Kaleyra has also entered into the Confirmation with NGFP. The Confirmation confirms the terms and conditions of the Forward Transaction entered into between Kaleyra and NGFP. Pursuant to the terms of the Confirmation, NGFP agreed to waive any redemption right that would require the redemption of shares that it held at the closing of the Business Combination in exchange for a pro rata amount of the funds held in the trust account. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares for a period of time following the consummation of the Business Combination, at which time we will be required to purchase from NGFP, and NGFP will be required to sell to the us, any such shares not otherwise previously sold by NGFP. The Forward Transaction with NGFP is for 1,623,000 shares of common stock that NGFP held at the closing of the Business Combination. The Confirmation provides that Kaleyra transfer from the trust account an amount of cash equal to (a) the aggregate number of shares held by NGFP multiplied by (b) the per share redemption amount for our shares of common stock, which was $10.5019. As a result, these amounts transferred to NGFP will not be available to us unless and until NGFP sell such shares in the market. Furthermore, if NGFP sells shares to us, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to us, plus an accrual amount equal to the per share redemption amount multiplied by 2.75% per annum if the shares are sold to us at the end of one year following the Business Combination, or 3.50% per annum if the shares are sold to us at the end of two years following the Business Combination. If NGFP sells shares to us, we will have to expand funds to purchase shares from NGFP, which will reduce the cash available to us for other purposes.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of Kaleyra’s common stock.

Sales of a substantial number of shares of Kaleyra’s common stock in the public market could occur at any time. If Kaleyra’s stockholders sell, or the market perceives that Kaleyra’s stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

In connection with their initial purchase of the Company’s securities, the Company’s initial stockholders were granted registration rights pursuant to the terms of a registration rights agreement. In connection with the Business Combination, the Company agreed to amend and restate this registration rights agreement with the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, after the date of closing of the Business Combination, the sellers’ representative under the Stock Purchase Agreement for the Business Combination, Cowen and Company, LLC (“Cowen”) or the holders of at least a majority-in-interest of the then-outstanding shares issued to or issuable to the Company’s initial stockholders, and the shares issued in the Business Combination (collectively, the “Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that we register the Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Registration Rights Agreement, the holders of the Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. Notwithstanding the foregoing, Cowen, and two of the Company’s initial stockholders may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after December 7, 2017 and may not exercise their demand rights on more than one occasion. Kaleyra will bear the expenses incurred in connection with the filing of any such registration statements, provided, that we are not required to pay for any registration if the request for such registration is subsequently withdrawn at the request of the holders of a majority of the Registrable Securities to be registered in such registration.

Warrants are exercisable for Kaleyra’s common stock, and upon any exercise would increase the number of shares eligible for future resale in the public market and result in dilution to Kaleyra’s stockholders.

Kaleyra has issued warrants to purchase a total of 11,154,938 shares of common stock. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

Kaleyra may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

Kaleyra has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date Kaleyra sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by the Kaleyra, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by Kaleyra so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in the second amended and restated certificate of incorporation as well as provisions of Delaware law, could impair a takeover attempt.

The second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Kaleyra is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for Kaleyra’s securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Kaleyra’s business, investments and results of operations.

Kaleyra is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, Kaleyra is required to comply with certain SEC, NYSE American and other legal or regulatory requirements, including the NYSE American upon the transfer of its listing. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Kaleyra’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on Kaleyra’s business and results of operations.

Kaleyra’s structure may be inefficient from the point of view of taxes.

Kaleyra S.p.A. is a controlled foreign corporation of Kaleyra for U.S. federal income tax purposes. This means that a substantial part of the net income, if any, of Kaleyra S.p.A. and its non‑U.S. subsidiaries will be taxable to Kaleyra without regard to whether a dividend is paid to Kaleyra, subject to available foreign tax credits and a special deduction. Moreover, because Kaleyra S.p.A. has a U.S. subsidiary, the resulting structure (sometimes referred to as a “sandwich structure”) would be subject to multiple levels of tax. Generally speaking, it is difficult to simplify a sandwich structure without incurring taxes in one or more jurisdictions.

The post-combination Company may be a “controlled company” within the meaning of the applicable rules of the NYSE American and, as a result, may qualify for exemptions from certain corporate governance requirements. If Kaleyra relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon the closing of the Business Combination, the sellers of Kaleyra S.p.A. controlled a majority of the voting power of the post-combination Company’s outstanding common stock, and Kaleyra may then be a “controlled company” within the meaning of applicable rules of the NYSE American upon the closing of the Business Combination. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

If available, Kaleyra may use these exemptions now or in the future. As a result, Kaleyra’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

Any of the foregoing could have an adverse impact on our operations following the Business Combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kaleyra leases 14 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Vienna, Virginia; New York, New York; Palo Alto, California, Bengaluru, India; Chennai, India; Cochin, India; Delhi, India; Hyderabad, India; Kolkata, India; Mumbai, India; Singapore; Dubai, United Arab Emirates; and Manno, Switzerland. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra’s operations 31 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running the Kaleyra platform and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Item 3. Legal Proceedings.

From time to time Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of 6.1 million euro for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings.

The case has now been submitted to a panel of judges for review to determine if the claim can proceed in the Court of Milan or a suspension must be declared until the administrative proceeding is decided.

The claim is under review and both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019. There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such action cannot be determined at this time. Therefore no recognition of these actions has been made in the consolidated financial statements.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of 8.3 million euro for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

At the first hearing before the Court of Milan held for the appearance of the parties on December 11, 2019, the judge reserved the decision on the possible suspension of the civil case in consideration of the appeal brought by Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. against the Italian Antitrust Authority’s decision of December 13, 2017 before the Administrative Court of Latium (namely, Tribunale Amministrativo Regionale del Lazio), which is currently pending.

By order issued on December 14, 2019, the judge released his reserve and referred the issue concerning the relation between the assessment of the pending administrative case and the one to be carried out in the civil case to a panel composed of three judges.

The case was therefore adjourned for a hearing on April 29, 2020 where the parties will have to file their final pleadings.

There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such civil action cannot be determined at this time. Therefore no recognition of these actions has been made in the consolidated financial statements.

In addition to the above, Kaleyra has appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning the request for the annual contribution to AGCom for years 2016, 2017, 2018 and 2019.

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for Kaleyra and the Regional Administrative Court annulled the resolutions Kaleyra had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The hearing on AGCom’s appeal will take place in the last quarter of 2020.

All the other proceedings are currently pending before the Regional Administrative Court and no hearing has been scheduled yet.

The abovementioned proceedings concerning the contribution/fee to be paid to AGCom may all be suspended until the request for a preliminary ruling from the Council of State regarding an interpretation of the relevant EU law (case C-399/19) will be defined by the European Court of Justice.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Kaleyra’s common stock and warrants began trading on the NYSE American under the symbols “KLR” and “KLR WS”, on November 26, 2019 and December 2, 2019, respectively, subject to ongoing review of Kaleyra’s satisfaction of all listing criteria post-Business Combination.

(b) Holders

As of December 31, 2019, there were thirty-six holders of record of our common stock and five holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board . It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table reflects information for our 2019 Equity Incentive Plan as of December 31, 2019.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and Restricted Stock Units	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by security holders*	3,336,095	$0.00	678,964

*

The terms of our 2019 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2020, the number of additional shares available for issuance under our 2019 Equity Incentive Plan was automatically increased by 998,855 shares.

Item 6. Selected Financial Data.

The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the consolidated financial statements, the notes thereto and the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018
	(in thousands, except share and per share data)
Revenue	$129,558	$77,845
Cost of revenue	103,205	62,425
Gross profit	26,353	15,420
Operating expenses:
Research and development	5,310	3,368
Sales and marketing	6,031	6,313
General and administrative	17,431	11,359
Loss on equity investments	—	(95)
Total operating expenses	28,772	20,945
Loss from operations	(2,419)	(5,525)
Other income, net	136	297
Financial expense, net	(439)	(416)
Foreign currency loss	(517)	(32)
Loss before income tax expense	(3,239)	(5,676)
Income tax expense	2,273	1,424
Net loss	$(5,512)	$(7,100)
Net loss attributable to non-controlling interests	—	(2)
Net loss attributable to the owners of the parent	(5,512)	(7,098)
Net loss attributable to common stockholders	$(5,512)	$(7,100)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,603,381	9,828,411

	As of December 31,
	2019	2018
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,103	$8,207
Restricted cash	20,894	—
Total assets	117,404	77,133
Debt for forward share purchase agreements	34,059	—
Bank and other borrowings, current and noncurrent portion	27,377	13,811
Notes payable, current and noncurrent portion	18,630	—
Total liabilities	156,178	72,207
Total stockholders’ equity (deficit)	(38,774)	4,926

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis in conjunction with the audited consolidated financial statements of Kaleyra as of December 31, 2019 and 2018 and for the years there ended and the related notes. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including those risks and uncertainties described in the sections entitled “Risk Factors” and “Special Note Regarding Forward Looking Statements.”

OVERVIEW

On November 25, 2019, the Company (f/k/a GigCapital, Inc.) completed the acquisition of Kaleyra S.p.A., pursuant to the terms of a Stock Purchase Agreement (the “Business Combination”). In connection with the Closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc. GigCapital Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kaleyra S.p.A. is a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and connectivity solutions in the API/Communication Platform as a Service or CPaaS market, headquartered in Milan, Italy and with operations in Italy, India, Dubai and the United States.

Kaleyra S.p.A. is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999.

After securing a leading market position in mobile messaging in the Italian financial services industry, Kaleyra S.p.A. sought to expand its products and geographic offerings. Ubiquity acquired Solutions Infini in Bangalore, India beginning in 2017 and Buc Mobile in Vienna, Virginia in 2018. It was rebranded Kaleyra S.p.A. in February 2018.

Kaleyra provides its customers and business partners with a trusted cloud communications platform (the “Platform”) that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. These communications are increasingly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end user customers. It does so, coupled with a “software as a service” (SaaS) business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS. Kaleyra’s solutions include identity authentication, mobile and voice notifications on transactions, and banking services authorizations, most notably via different integrated mobile channels through its Platform.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ communication requirements, or most trusted provider, in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ and business partners’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

During the year ended December 31, 2019, Kaleyra processed nearly 27 billion billable messages and 3 billion voice calls. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of almost 270 employees.

Kaleyra has more than 3,000 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation, with no single customer representing more than 15% of revenues. In 2019 and 2018, Kaleyra had one customer, Telecom Italia S.p.A. which accounted for more than 10% of Kaleyra’s revenues. In 2017, there were four customers — Telecom Italia S.p.A., FastWeb S.p.A., Vodafone Italian S.p.A. and Wind Technologies S.p.A. that accounted for more than 10% on an individual basis of Kaleyra’s revenues. Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume in 2019 and 2018.

For the fiscal year ended December 31, 2019, 86% of revenues came from customers which have been on the Platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America and Asia-Pacific markets with the acquired Solutions Infini and Buc Mobile businesses, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s underlying technology used in the Platform is the same across all of its communication services which can generally be described as “omni-channel mobile first interactive notifications via a public or private cloud implementation.” These services include programmable voice/Interactive Voice Response (IVR) configurations, inbound/outbound short message service capabilities, hosted telephone numbers, and other types of IP communications services such as e-mail and WhatsApp®.

Kaleyra’s customers are enterprises which use digital, mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing a single simple interface by which Kaleyra can undertake as necessary to make upgrades in its service offerings to account for new end-user consumer behavior changes and progress (such as adding WhatsApp integration).

Kaleyra services a broad base of customers throughout the world operating in diverse businesses and regions. Kaleyra’s business is generated by providing data to the telecommunications provider and transmitting message data from its customers or business partners. Kaleyra has a concentration of business within the financial services industry that serves their major European banking end-user customers. With each relationship Kaleyra is the link between the financial institutions and their unique, end-user customers. In linking these two parties, Kaleyra’s Platform leverages the telecommunications provider to transmit critical message data to these end-user customers.

For the years 2019 and 2018, all of Kaleyra’s revenue was derived from its messaging products in the CPaaS market. The acquisitions of Solutions Infini and Buc Mobile, completed in June and July 2018, respectively, significantly affected comparability of Kaleyra’s results of operations and metrics in both periods. Please see the section below titled “Factors Affecting Comparability of Results” for further information regarding these acquisitions.

Kaleyra’s revenue is primarily driven by the number of messages delivered to its customers and business partners. Kaleyra’s fees vary depending on the contract. In 2019, the number of messages delivered to customers increased by 17%, compared to the prior year. Such increase was mainly driven by the consolidation of Solutions Infini and Buc Mobile but also by new services delivered to existing customers and business partners as well as to a volume delivered to a new customer.

Kaleyra’s business partners in Italy mainly consist of banks and other credit card issuers that connect to their customers (end-user customers) sending highly secured and reliable messages through Kaleyra’s platform.

Volume increase has been driven by the increased number of digital payments transactions made by the end-user customers (such as credit card transactions and other digital payments) and by the increasing penetration rate of digital payments in the underlying payments markets. Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro and Indian Rupees.

FACTORS AFFECTING COMPARABILITY OF RESULTS

The Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Under this method of accounting, Kaleyra, Inc. will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

The net assets of Kaleyra, Inc. are stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Kaleyra S.p.A. The shares and earnings per share available to holders of Kaleyra’s common stock, prior to the Business Combination, have been retrospectively adjusted reflecting the exchange ratio established in the Business Combination.

As consideration for the Business Combination, on November 25, 2019 (the “Business Combination Date”), Kaleyra issued, in the aggregate, 10,687,106 shares of common stock to the Sellers.

In addition, as consideration for the Business Combination, on November 25, 2019 Kaleyra issued unsecured convertible promissory notes to each of Esse Effe S.p.A (“Esse Effe”) and Maya Investments Limited (“Maya”) in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts. See “Liquidity and Capital Resources” below.

In connection with the Business Combination, Kaleyra incurred direct and incremental costs of approximately $7.7 million, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2019.

Acquisition of Solutions Infini

In June 2018, Kaleyra S.p.A. completed the business combination of Solutions Infini, a technology developer and platform provider for bulk messaging services, headquartered in Bangalore, India (the “Solutions Infini Acquisition”). Before control was achieved in June 2018, the investment in Solutions Infini was accounted for as a joint venture. The acquisition of Solutions Infini added significant value to Kaleyra from a technology, talent and product perspective.

The base purchase price payable as consideration for all of the shares of Solutions Infini was equal to INR 1.0 billion, subject to variations if Solutions Infini reached targeted levels of EBITDA and net Financial Position for the years ended March 31, 2018 and a target level of EBITDA for the year ended March 31, 2019. According to the purchase agreement, Kaleyra was entitled to acquire all the shares of Solutions Infini in different stages and with multiples payments. In particular, based on the terms of the purchase agreement, in 2017 Kaleyra, Inc. paid $8.1 million, in July 2018 paid $6.6 million and in July 2019 paid $5.1 million (including $770,000 originally due in July 2020).

In 2018, costs incurred related to this acquisition of $216,000 were reported as an element of expense in general and administrative expenses.

Acquisition of Buc Mobile

On July 31, 2018, Kaleyra S.p.A. acquired 100% of the outstanding shares of Buc Mobile, a company headquartered in Vienna, Virginia in the United States and incorporated under the laws of the State of Delaware, operating in the Application to Person (A2P) transactional and promotional messaging business (the “Buc Mobile Acquisition”). The acquisition of Buc Mobile provided an opportunity for Kaleyra S.p.A. to acquire a technology platform designed for high-volume transactions and an experienced U.S. based management team.

The purchase price for the Buc Mobile Acquisition was an aggregate sum of $6.3 million payable as consideration for all of the shares of Buc Mobile to be paid in cash in three different installments, specifically: $2.3 million was paid on July 31, 2018, $2.0 million was paid on July 31, 2019, and $2.0 million, originally due in July 2020, was paid in advance on July 31, 2019. In addition, Kaleyra, Inc. agreed to issue 3,543 new shares of common stock to the former stockholders of Buc Mobile which were provided to them as additional consideration for the transaction at the date of the business combination. Additionally, as established by the Buc Mobile purchase agreement, a price adjustment of $159,000 determined on the basis of Buc Mobile’s net working capital measured at closing was paid in December 2018.

In 2018, costs related to this acquisition of $870,000 were reported as an element of expense in general and administrative expenses.

Restricted Stock Units (“RSUs”)

In December 2019, RSUs were granted to certain employees, directors and advisory board members of Kaleyra for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25. In particular:

•

The Board of Directors adopted a form of Restricted Stock Unit award Agreement and agreed to grant to certain employees of Kaleyra or its subsidiaries (i) 931,243 restricted stock units that would vest in one year from the grant date, (ii) 124,723 restricted stock units that would vest upon the final determination, if any, that the Business Combination’s definition of 2019 targeted adjusted EBITDA is achieved, and (iii) 124,718 restricted stock units that would vest upon the final determination, if any, that the Business Combination’s definition of 2020 targeted adjusted EBITDA is achieved.

•

The Board of Directors of Kaleyra agreed to grant to certain employees, directors and advisory board members of Kaleyra a total of 2,020,411 RSUs. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vests February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

•

The Board of Directors of Kaleyra and certain advisory board members were granted a total of 135,000 RSUs. These RSUs have no performance conditions and vest 40% on February 1, 2020 with the remaining RSUs vesting ratably over the subsequent three quarters.

RSUs compensation expense for the year ended December 31, 2019 was $996,000 of which $299,000 is recorded in research and development, $115,000 in sales and marketing, and $582,000 in general and administrative.

As of December 31, 2019, there was $26.5 million of unrecognized compensation cost related to non-vested RSUs.

Stock-Based Compensation

In January 2018, Kaleyra S.p.A. adopted a stock-based compensation plan with an original vesting period of three years. In November 2018, the Kaleyra S.p.A. Board of Directors resolved to amend the original terms of this plan, substantially accelerating the vesting of the awarded stock options and granting to the plan’s beneficiaries the right to exercise all of the stock options awarded and not previously exercised, either vested or unvested, regardless of the fulfilment of any performance conditions, provided, in any case, that the beneficiary was employed by Kaleyra or any of its subsidiaries as of the exercise date. As of December 31, 2018, all of the stock options awarded were exercised. The entire stock-based compensation expense associated with this plan amounting to $7.4 million was recognized in the year ended December 31, 2018. The incremental portion of such compensation cost expense resulting from the plan’s modification and subsequent termination was equal to $5.7 million. In November 2019, Kaleyra adopted its 2019 Equity Incentive Plan (the “EIP”). The EIP provides for the award of stock-based compensation, as noted in the Restricted Stock Units section above.

Key Business Metrics

Revenue

Kaleyra’s revenue is generated primarily from usage-based fees earned from the sale of communication services offered through software solutions to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes the cost of Kaleyra’s cloud infrastructure and technology platform, amortization of capitalized internal-use software development costs related to the platform applications and amortization of developed technology acquired in the business combinations.

Gross profit is equal to the revenue less cost of revenue associated with delivering the communication services to Kaleyra’s customers.

Operating Expenses

Kaleyra’s operating expenses include research and development expense, sales and marketing expense, general and administrative expense, transactions costs and depreciation and amortization, excluding the depreciation and amortization expense related to the technology platform.

Research and Development Expense

Research and development expense consists primarily of personnel costs, the costs of the technology platform used for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs (other than those related to the technology platform) and an allocation of general overhead expenses. Kaleyra capitalizes the portion of its software development costs that meet the criteria for capitalization.

Sales and Marketing Expense

Sales and marketing expense is comprised of compensation, variable incentive compensation, benefits related to Kaleyra’s sales personnel, along with travel expenses, other employee related costs including stock- based compensation, and expenses related to advertising, marketing programs and events.

General and Administrative Expense

General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, and other administrative costs such as facilities expenses, professional fees, and travel expenses.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2019 and 2018 is as follows ($ in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenue	$129,558	$77,845	$51,713	66%
Cost of revenue (1)	103,205	62,425	40,780	65%
Gross profit	26,353	15,420	10,933	71%
Operating expenses:
Research and development (2)	5,310	3,368	1,942	58%
Sales and marketing (1)(2)	6,031	6,313	(282)	(4%)
General and administrative (2)	17,431	11,359	6,072	53%
Loss on equity investments (3)	—	(95)	95	NM
Total operating expenses	28,772	20,945	7,827	37%
Loss from operations	(2,419)	(5,525)	(3,106)	(56%)
Other income, net	136	297	(161)	(54%)
Financial expense, net	(439)	(416)	(23)	(6%)
Foreign currency loss	(517)	(32)	(485)	NM
Loss before income tax expense	(3,239)	(5,676)	(2,437)	(43%)
Income tax expense	2,273	1,424	849	60%
Net loss	$(5,512)	$(7,100)	$(1,588)	(22%)

NM = Not meaningful

(1)

For the year ended December 31, 2019 and 2018, the expense includes amortization of acquired intangibles as noted in the table below. For the year ended December 31, 2018, amortization of acquired intangibles is from June 2018 and July 2018 subsequent to the business combinations of Solutions Infini and Buc Mobile, respectively (in thousands).

	Year Ended December 31,
	2019	2018
Cost of revenue	$653	$305
Sales and marketing	1,098	546
Total	$1,751	$851

(2)	Operating expenses include stock-based payments. The expense for 2019 related to RSUs and the expense for 2018 related to stock options are as follows (in thousands).

	Year Ended December 31,
	2019	2018
Research and development	$299	$717
Sales and marketing	115	2,333
General and administrative	582	4,309
Total	$996	$7,359

(3)

For the year ended December 31, 2018, the loss relates to the joint venture in Solutions Infini. In June 2018, following a change in the governance, Kaleyra S.p.A. achieved control over Solutions Infini and began fully consolidating Solutions Infini’s results of operations.

Revenue

In 2019, revenue increased by $51.7 million, or 66%, compared to 2018. This increase was primarily attributable to the consolidations of Solutions Infini occurring in June 2018 and Buc Mobile occurring in July 2018. The increase was also due to an increase in message activity volume, partially offset by a change in the business mix with a shift towards services with lower prices.

Cost of Revenue and Gross Profit

In 2019, cost of revenue increased by $40.8 million, or 65%, compared to 2018. The increase in cost of revenue was primarily attributable to the effects of the consolidation of Solutions Infini and Buc Mobile and to the increase in message activity volume mentioned above. In 2019, gross profit increased by 71% compared to 2018 mainly as a result of the introduction of new voice products with higher profitability.

Operating Expenses

In 2019, research and development expenses increased by $1.9 million, or 58%, compared to 2018. The increase was primarily attributable to the effects of the consolidation of Solutions Infini and Buc Mobile. The increase was also due to an increase in payroll expense related to an increase in headcount in 2019. Research and development expenses included $299,000 and $717,000 for the stock-based compensation in 2019 and 2018, respectively. Excluding such costs, research and development expenses would have increased by $2.4 million or 89%.

In 2019, sales and marketing expenses decreased by $282,000 or 4% compared to 2018. Sales and marketing expenses included $115,000 and $2.3 million for the share-based compensation in 2019 and 2018, respectively. Excluding such costs, sales and marketing expenses expense would have increased by $1.9 million or 49%. Such increase was primarily attributable to the effects of the consolidation of Solutions Infini and Buc Mobile.

In 2019, general and administrative expenses increased by $6.1 million, or 53% compared to 2018. General and administrative expenses included: (i) $582,000 and $4.3 million for the stock-based compensation in 2019 and 2018, respectively and (ii) $7.7 million of business transaction expenses in 2019 and $1.1 million of transaction costs in 2018. Excluding such costs general and administrative expenses would have increased by $3.2 million or 53% primarily as a result of the effects of the consolidation of Solutions Infini and Buc Mobile and, from November 25, 2019, the consolidation of Kaleyra Inc.

Other Income, Net

In 2019, other income, net decreased by $161,000 or 54%, compared to 2018. Such decrease is mainly attributable to the fact that in 2018 this item included certain government incentives received by Kaleyra in connection with research and development activities which were not received in 2019.

Financial Expense, Net

In 2019, financial expense, net increased by $23,000 or 6%, compared to 2018. Such increase is attributable to an increase in financial expenses in 2019 compared to 2018, partially offset by an increase in financial income. Financial expenses increased by $525,000 or 90% in 2019 compared to 2018, mainly due to Kaleyra’s higher average borrowings and higher interest expense accrued on the preference share obligations, compared to prior year. Financial income increased by $502,000 in 2019 compared to 2018, primarily due to higher gains on derivatives and higher income on marketable securities recorded in 2019.

Foreign Currency Loss

In 2019, foreign currency loss increased by $485,000, compared to 2018. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense

In 2019, income tax expense increased by $849,000, or 60%, compared to 2018. As a percentage of loss before income taxes in 2019, income tax expense increased by 45 percentage points, principally due to higher costs not deductible for tax purposes in 2018 due mainly to stock-based compensation expense being not deductible under Italian Tax Regulation.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, Kaleyra had $16.1 million of cash, $5.1 million of short-term marketable securities and $20.9 million of restricted cash ($8.2 million, $3.2 million and zero as of December 31, 2018, respectively). Of the $21.2 million in cash and short-term marketable securities, $14.4 million was held in Italy and $6.5 million was held in India. Restricted cash is held in the Unites States and consists of cash deposited into savings or escrow accounts with two financial institutions as collateral for Kaleyra’s respective obligations under each of the Forward Share Purchase Agreements with Glazer Capital and Yakira Capital Management, Inc.

Management currently plans to retain the cash in the jurisdictions where these funds are currently held. Kaleyra believes its cash, cash flows from operations and availability of borrowings will be sufficient to support its planned operations for at least the next 12 months.

Kaleyra finances its operations through a combination of cash generated from operations and from borrowings under Kaleyra bank facilities primarily with banks located in Italy. Kaleyra’s long-term cash needs primarily include meeting debt service requirements, working capital requirements and capital expenditures.

Kaleyra may also pursue strategic acquisition opportunities that may impact its future cash requirements. There are a number of factors that may negatively impact its available sources of funds in the future including the ability to generate cash from operations, obtain additional financing or refinance existing short-term debt obligations, including those related to acquisitions completed in prior periods and including the obligation related to the forward share purchase agreements in case the third-parties involved exercise their put options. The amount of cash generated from operations is dependent upon factors such as the successful execution of Kaleyra’s business strategies and worldwide economic conditions. The amount of debt available under future financings is dependent on Kaleyra’s ability to maintain adequate cash flow for debt service and sufficient collateral, and general financial conditions in Kaleyra’s market.

Kaleyra may opportunistically raise debt capital, subject to market and other conditions, to refinance its existing capital structure at a lower cost of capital and extend the maturity period of certain debt. Additionally, Kaleyra may also raise debt capital for strategic opportunities which may include acquisitions of additional companies, and general corporate purposes. If additional financing is required from outside sources, Kaleyra may not be able to raise it on terms acceptable to it or at all. If Kaleyra is unable to raise additional capital when desired, Kaleyra’s business, operating results and financial condition may be adversely affected.

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of December 31, 2019, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $27.4 million, ($13.8 million as of December 31, 2018).

Kaleyra has credit line facilities of $5.6 million as of December 31, 2019, of which $3.7 million has been used. As of December 31, 2018, Kaleyra had credit line facilities of $4.6 million, of which $1.6 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). Interest on the Notes Payable to the Sellers will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

Notes Payable to the Founders

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates (collectively, the “Founders”) various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, the Company and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed  to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has subsequent to year end entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. Subsequently, all of the holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes, although one holder did so after December 31, 2019. As of December 31, 2019, the outstanding amount of the notes payable for these notes amounted to $3.6 million of which $1.9 million is due to related parties.

Forward Share Purchase Agreements obligations

In 2019, Kaleyra entered into certain Forward Share Purchase Agreements or similar arrangements with third parties including: Greenhaven Road Capital Fund 1, LP, Greenhaven Road Capital Fund 2, LP (together, “Greenhaven”); Yakira Capital Management, Inc. (“Yakira”), Kepos Alpha Fund L.P, (“KAF”), Glazer Capital, LLC (“Glazer”) and Nomura Global Financial Products, Inc. (“NGFP”). In connection with such Forward Share Purchase Agreements or similar arrangements, Kaleyra assumed the obligations to repurchase its own shares at a fixed price subject to certain condition described in the agreements. See Note 10 of the consolidated financial statements for a description of the Forward Share Purchase Agreements.  As of December 31, 2019, Kaleyra’s debt for Forward Share Purchase Agreements amounted to $34.1 million. As mentioned above, as of December 31, 2019 the Company had restricted cash as collateral for its obligations under the Forward Share Purchase Agreements with Glazer Capital and Yakira of $20.9 million. Kaleyra had also prepaid $17.0 million for its potential forward repurchase of shares from NGFP, but would owe, in the event of a forward repurchase, an amount equal to (x) $10.5019, (y) the applicable Accrual Percentage (as defined below), and (z) the number of shares being repurchased from NGFP. The “Accrual Percentage” is the product of (a) with respect to any settlement occurring on or before November 25, 2020, 2.75% per annum, and with respect to any settlement occurring after that date but no later than November 25, 2021, 3.50% per annum, and (b) the number of actual days divided by the number of days in a year beginning on the date of the closing of the Business Combination and ending on the applicable day of the settlement.

On December 13, 2019, Kaleyra entered into amendments to the Greenhaven Forward Share Purchase Agreement, the KAF Forward Share Purchase Agreement and the Glazer Forward Share Purchase Agreement to provide that Greenhaven, KAF and Glazer may sell their respective shares in the open market, at their sole discretion, as long as the sales price is above $8.50 per share and sales are made in blocks of at least 25,000 shares (which block amount was later removed by agreement with Kaleyra), and that Kaleyra would pay them the difference between the sales price and amounts specified in the amendments. Subsequent to December 31, 2019, Kaleyra had entered into a further amendment to the Greenhaven Forward Share Purchase Agreement (the “Greenhaven Amendment”). The Greenhaven Amendment provides that Greenhaven has the right to put its 700,000 shares that it currently owns to Kaleyra on August 30, 2020 at $11.70 per share (and to also put additional shares to Kaleyra on February 21, 2020, which put occurred). Greenhaven may continue to sell its shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On August 30, 2020, Kaleyra shall also pay Greenhaven an amount equal to (1) the number of shares sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per Share. In addition, Kaleyra on February 21, 2020, paid Greenhaven $2.6 million for the shares previously owned by Greenhaven

Subsequent to December 31, 2019, Kaleyra also entered into amendments to the KAF Forward Share Purchase Agreement (the “KAF Amendments”). The KAF Amendments provide that KAF has the right to put its 139,813 shares that it currently owns to Kaleyra on May 7, 2020 at a purchase price of: (i) $10.92 per share for the first 46,137 shares sold to Kaleyra; and (ii) $10.82 per share for the next 93,676 shares sold to Kaleyra (collectively, the “KAF Share Purchase Price”). In the event the closing occurs after May 7, 2020, the KAF Share Purchase Price shall increase for the 93,676 shares sold to Kaleyra by 1% per full month until the closing date. KAF may elect, in its sole and absolute discretion, to extend the date on which it exercises its put right to a date that is provided upon 10 calendar days’ written notice. The KAF Amendments further provide that KAF may sell its shares in the open market, at its sole discretion, as long as the sales price is above $7.00 per share. In the event that KAF sells any shares at a sale price of less than $10.92 per share for the first 46,137 Shares and $10.82 per share for the next 93,676 Shares, Kaleyra shall pay KAF an amount equal to (A) the number of shares sold multiplied by (B) the amount by which $10.92 or $10.82, as applicable, exceeds the sale price per share. Should Kaleyra fail to make this payment, Kaleyra shall, without prejudice or limitation to any other remedies available to KAF in law or equity, pay a penalty on such amount due at the rate of 18% per annum from the due date until the date of payment in full.

Also subsequent to December 31, 2019, Kaleyra, with regard to 43,930 shares held by Yakira, entered into an amendment to the Yakira Forward Share Purchase Agreement (the “Yakira Amendment”). The Forward Share Purchase Agreement with Yakira, as amended by the Yakira Amendment, provides that Kaleyra may be obligated to purchase some or all of the 43,930 shares if Yakira exercises an option to sell such shares to Kaleyra at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six month anniversary of the Business Combination Date.

Long-term financial obligations

Long-term financial obligations, excluding Forward Share Purchase Agreements and similar arrangement obligations, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following ($ in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2019	2018	Maturity	Interest Contractual Rate	2019	2018
UniCredit S.p.A. (Line A Tranche (1)	$3,609	$5,038	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	167	228	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,229	3,770	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,787	—	February 2023	Euribor 3 months + 3.90%	3.53%	—
Intesa Sanpaolo S.p.A. (Line 1)	988	1,572	October 2021	Euribor 3 months + 1.80%	1.88%	1.51%
Intesa Sanpaolo S.p.A. (Line 2)	4,183	—	October 2023	Euribor 3 months + 2.60%	2.60%	—
UBI Banca S.p.A. (Line 1)	332	625	February 2021	1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,499	—	April 2021	Euribor 3 months +1.95%	1.55%	—
Monte dei Paschi di Siena S.p.A.	521	—	April 2022	0.95%	0.95%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,336	—	June 2023	Euribor 3 months + 2.00%	2.00%	—
Banco Popolare di Milano S.p.A. (Line 2)	3,893	—	September 2022	Euribor 3 months + 2.00%	2.00%	—
Simest 1	280	382	December 2022	0.50%	0.50%	0.50%
Simest 2	279	379	December 2022	0.50%	0.50%	0.50%
Simest 3	512	—	December 2022	0.50%	0.50%	—
Finlombarda S.p.A.	83	169	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	23,698	12,163
Less: current portion	7,564	3,038
Total long-term portion	$16,134	$9,125

All financial liabilities are unsecured borrowings of Kaleyra.

Liquidity

Kaleyra funds its short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and borrowings under credit facilities. Kaleyra’s management regularly monitors certain liquidity measures to monitor performance.

The consolidated balance sheet as of December 31, 2019 includes total current assets of $86.5 million and total current liabilities of $125.9 million, resulting in net liabilities due within the next 12 months of $39.4 million.  In addition, as of December 31, 2019 the Company had a stockholders’ deficit of $38.8 million.

The Company’s business operations continued to grow in line with expectations showing positive operating margins (excluding non-recurring costs). However, the Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable as a result of the Business Combination.

Management, concerned about the Company’s ability to fulfill these obligations, made the decision to evaluate opportunities to refinance or renegotiate some of its current obligations and, during the first four months of 2020 put in place several actions aimed to achieve such goal. Such actions, described in more details in Note 27 – Subsequent Events to the consolidated financial statements, include, among others:

•a new loan agreement with a bank that is currently a lender to the Company;

•signing of two new line of credit facilities;

•the amendments of the repayment schedules of certain existing long-term financing agreements to postpone the amounts due in the next three to six months of 2020; and

•the renegotiation of the payment terms of a payable related to costs incurred in the Business Combination.

Considering the effects of these actions and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations and availability of borrowings, as described above, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$6,453	$3,601
Net cash provided by (used in) investing activities	17,687	(11,710)
Net cash provided by financing activities	4,702	6,405
Effect of exchange rate changes on cash and cash equivalents	(52)	(634)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,790	$(2,338)

In the year ended December 31, 2019, cash provided by operating activities was $6.5 million, primarily consisting of net loss of $5.5 million adjusted for non-cash items, mainly including $2.6 million of depreciation and amortization expense, $2.1 million of non-cash compensation expense for stock-based compensation and preference shares, $716,000 of allowance for doubtful accounts, $657,000 of non-cash interest expense and $5.6 million of net cumulative changes in operating assets and liabilities.

In the year ended December 31, 2018, cash provided by operating activities consisted primarily of net loss of $7.1 million adjusted for non-cash items, mainly including $8.0 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense, and $717,000 of cumulative changes in operating assets and liabilities.

In the year ended December 31, 2019, cash provided by investing activities was $17.7 million, primarily consisting of $21.7 million of cash, cash equivalents and restricted cash acquired in the reverse merger and $3.9 million of proceeds from sale of marketable securities, partially offset by $5.9 million of purchases of marketable securities, $1.4 million of purchases of property and equipment and $602,000 to fund the cost of internally developed software.

In the year ended December 31, 2018, cash used in investing activities, was $11.7 million, primarily consisting of $3.9 million of purchases of marketable securities, $7.9 million of cash paid to acquire other businesses and $657,000 to fund the cost of internally developed software. These amounts were partially offset by $995,000 of proceeds from the sale of marketable securities.

In the year ended December 31, 2019, cash provided by financing activities was $4.7 million, primarily consisting of $16.7 million in proceeds from borrowing on term loans and net drawings of $2.0 million on the available lines of credit, partially offset by $9.1 million of payment of deferred consideration for the Solutions Infini and Buc Mobile acquisitions and by $4.8 million of payments on term loans.

In year ended December 31, 2018, cash provided by financing activities was $6.4 million, primarily consisting of $5.6 million in net proceeds from borrowing on term loans, net drawings of $1.7 million on the available lines of credit and $8,000 in proceeds from stock options exercised by employees. These amounts were partially offset by $913,000 of repayments on term loans.

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of December 31, 2019, as derived from the audited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes describing certain events occurring after December 31, 2019 (in thousands).

	Payment due by period
	Total	2020	2021-2023	2024-2025	Thereafter
Bank and other borrowings	$23,698	$7,564	$16,134	$—	$—
Line of credit	3,679	3,679	—	—	—
Capital lease obligations	146	66	80	—	—
Operating lease obligations (1)	2,792	636	1,418	613	125
Preference shares obligations (2)	2,530	2,530	—	—	—
Notes payable to the Founders (3)	3,587	3,587	—	—	—
Non-convertible notes payable to the Sellers (3)	7,521	7,521	—	—	—
Convertible notes payable to the Sellers (4)	7,521	21	7,500	—	—
Debt for forward share purchase agreements (5)	34,059	34,059	—	—	—
Long-term trade payable (6)	2,700	—	2,700	—	—
Total	$88,233	$59,663	$27,832	$613	$125

(1)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(2)

Based on the information available at the reporting date, the preference shares liability was estimated as the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ending March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represents management’s best estimates and is significantly above the targeted EBITDA. If the actual EBITDA of Solutions Infini for the year ended March 31, 2020 will be materially below its expected level, this would result in a change of the preference shares liability.

(3)

Notes become due and payable no later than ten business days after Kaleyra receives, whether in a debt or equity financing event (which may include the receipt of cash from third parties with which Kaleyra has entered into Forward Share Purchase Agreements), cash proceeds in an amount not less than $11.5 million.

(4)

Fifty percent (50%) of the outstanding principal balance of the notes will be due and payable on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of the notes plus all accrued and unpaid interest and fees due under the notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date. In the event that Kaleyra receives, at any time while principal on the notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of the notes will be due and payable no later than ten business days after Kaleyra receives such Financing Proceeds. In the event of a Financing where at any time Kaleyra receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent (100%) of the remaining outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under the notes will be due and payable no later than ten business days after Kaleyra receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

(5)

Debts for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparties exercise their put option. As of December 31, 2019, the Company had restricted cash as collateral for obligations under the Forward Share Purchase Agreements with Glazer Capital and Yakira of $20.9 million.

(6)

On April 16, 2020, in connection with the previously consummated Business Combination, the Company entered into an agreement to pay its financial advisory service firms, Cowen and Company, LLC and Chardan Capital Markets, LLC, (together, the “Service Firms”), in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million with a maturity date three years after issuance and bearing interest at five percent (5%) per annum, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares (the “Excess Amount”) will be substituted for by warrants with an exercise price of $0.01 (the common stock underlying the Warrant Agreement, the “Warrant Shares”) and, in such case, (x) the value of the sum of the values of the Settlement Shares and the Warrant Shares shall equal $2.7 million and (y) the value of the Settlement Shares will equal $2.7 minus the Excess Amount. The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Seasonality

Kaleyra’s results are affected by the business cycles of its customer base, which generally results in stronger revenue in the fourth quarter of the financial year. Kaleyra believes this variability is largely due to the market’s demand for its customers’ and/or business partners’ services due to higher levels of purchasing activity in the holiday season. As a result of its historically higher portion of sales in the fourth quarter of each year, its cost of revenue increases during such period relative to any increase in revenue. The increase in cost of revenue and other impacts of seasonality may affect profitability in a given quarter.

Taxes

Kaleyra files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland.

For the years ended December 31, 2019 and 2018, Kaleyra’s consolidated effective tax rate was negative 70% and 25%, respectively. The change in the effective tax rate is primarily due to the decrease of costs non-deductible for tax purposes recorded in 2019 compared to 2018 and to the increase in valuation allowance and in taxes on undistributed earnings from foreign subsidiaries in 2019 compared to 2018. As of December 31, 2019 Kaleyra had $5.0 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since Kaleyra intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $757,000 amount of tax.

As of December 31, 2019, the Company has federal, state and foreign net operating loss carryforwards totaling $11.6 million, $11.7 million and $1.6 million, respectively. If not utilized, federal net operating losses of $5.4 million will expire at various dates from 2026 through 2037, and $6.2 million have an indefinite life. State net operating losses of $10.1 million will expire at various dates from 2037 through 2039, and $1.6 million have an indefinite life. Foreign net operating losses originated in Switzerland and will expire at various dates from 2023 through 2026.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with US GAAP applicable for an “emerging growth company” as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, Kaleyra availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Preparation of these financial statements requires Kaleyra to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Kaleyra bases the estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, Kaleyra could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from the estimates. To the extent that there are material differences between these estimates and actual results, the future financial statement presentation, financial condition, results of operations and cash flows will be affected. Kaleyra believes that the accounting policies discussed below are critical to understanding the historical and future performance, as these policies relate to the more significant areas involving judgments and estimates.

Revenue Recognition

Kaleyra derives the revenue primarily from usage-based fees earned from the sale of communications services offered through software solutions to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers revenue is invoiced on a monthly basis in arrears.

Adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers"

Effective January 1, 2019, Kaleyra adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under US GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

Kaleyra did not record any adjustment to the beginning retained earnings as of January 1, 2019 in connection with the adoption of the new standard.

Prior to the adoption of ASC 606, Kaleyra recognized the majority of its revenue according to the usage by its customers in the period in which that usage occurred. ASC 606 continues to support the recognition of revenue over time, and on a usage basis, for the majority of Kaleyra’s contracts due to continuous transfer of control to the customer.

Revenue Recognition Policy

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration Kaleyra expects to receive in exchange for those products or services. Kaleyra enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Kaleyra determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Nature of Products and Services

Kaleyra’s revenue is primarily derived from usage-based fees earned from the sale of communications services offered through software solutions to large enterprises, as well as small and medium-sized customers.

Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Revenue from usage-based fees represented 98% of total revenue, in both the years ended December 31, 2019 and 2018.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% of total revenue, in both the years ended December 31, 2019 and 2018.

No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.

Kaleyra’s arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Restricted Stock Units

Kaleyra measures and recognizes the compensation expense for restricted stock units (RSUs) granted to employees and directors, based on the fair value of the award on the grant date.

RSUs give an employee an interest in company stock but they have no tangible value until vesting is complete. RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. Kaleyra elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation cost for RSUs is recognized using the straight-line method over the requisite service period.

Stock-Based Compensation

As mentioned above, in January 2018, Kaleyra S.p.A. adopted a stock-based compensation plan with an original vesting period of three years. In November 2018, the Kaleyra S.p.A. Board of Directors resolved to amend the original terms of this plan, substantially accelerating the vesting of the awarded stock options and granting to the plan’s beneficiaries the right to exercise all of the stock options awarded and not previously exercised, either vested or unvested, regardless of the fulfilment of any performance conditions, provided, in any case, that the beneficiary was employed by Kaleyra S.p.A. or any of its subsidiaries as of the exercise date. As of December 31, 2018, all of the stock options awarded were exercised. Stock-based compensation expense for the year ended December 31, 2018 was $7.4 million. The incremental compensation cost expense resulting from the plan’s modification was equal to $5.7 million.

Kaleyra accounts for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award.

As mentioned above, in November 2019, Kaleyra adopted its EIP.  The EIP provides for the award of stock-based compensation. In December 2019, Kaleyra granted RSUs to certain employees, directors and advisory board members of the Company for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25.

Internal-Use Software Development Costs

Certain costs of the technology platform and other software applications developed for internal use are capitalized. Kaleyra capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended purpose. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all-significant testing. Costs related to specific upgrades and enhancements are also capitalized when it is probable the expenditures will result in additional functionality. Any costs incurred for maintenance and minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized costs of the platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over four years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could affect the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

Kaleyra exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that there is a change in the manner in which Kaleyra develops and tests new features and functionalities related to the platform, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs capitalized and amortized could change in future periods.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Kaleyra has selected December 31 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from Kaleyra’s business. If these estimates or their related assumptions change in the future, Kaleyra may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. If the net book value exceeds its fair value, then Kaleyra would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its net book value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No goodwill impairment charges have been recorded for any period presented.

Impairment of Long-Lived Assets

Kaleyra evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

See Note 2 to the annual consolidated financial statements included elsewhere in this document for a discussion of recent accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rates are highly sensitive to many factors including international economic and political considerations, as well as other factors beyond Kaleyra’s control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Kaleyra’s interest rates on the bank borrowing held by Italian commercial banks is at market in Italy and well below market in other geographical locations. Therefore, Kaleyra does not believe there is material exposure to market risk from changes in interest rates on debt.

Foreign Currency Risk

Kaleyra’s consolidated financial statements are presented in U.S. dollars while the functional currency of Kaleyra S.p.A.is the Euro. The functional currency of Solutions Infini is the Indian Rupee and the functional currency of Buc Mobile and Kaleyra Inc. is the U.S. dollar. The local currencies of Kaleyra’s foreign subsidiaries are the Euro, Indian Rupee, U.S. dollar, United Arab Emirates dirhams, Swiss Francs and the Singapore dollar.

Each company remeasures monetary assets and liabilities denominated in currencies other that its functional currency at period-end exchange rates and non-monetary items are remeasured at historical rates.

Remeasurement adjustments are recognized in the consolidated statement of operations as foreign currency income (loss) in the period of occurrence.

For legal entities where the functional currency is a currency other than the U.S. dollar, including Kaleyra S.p.A., adjustments resulting from translating the financial statements into U.S. dollar are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Monetary assets and liabilities denominated in a currency that is other than the U.S. dollar are translated into U.S. dollar at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Kaleyra does not engage on a regular basis in any hedging activity to reduce Kaleyra’s potential exposure to currency fluctuations, although Kaleyra may elect to do so in the future if use of derivatives would be beneficial to Kaleyra.

Item 8. Financial Statements and Supplementary Data.

KALEYRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kaleyra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaleyra, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the effect of the Business Combination, as described in Notes 1, 5 and 24. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2019.

San Jose, California

April 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Kaleyra S.p.A.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the accounting for the Business Combination described in Notes 1, 5 and 24, the accompanying consolidated balance sheet of Kaleyra S.p.A. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). The 2018 consolidated financial statements before the effects of the adjustments described in Notes 1, 5 and 24 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the accounting for the Business Combination described in Notes 1, 5 and 24, present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the accounting for the Business Combination described in Notes 1, 5 and 24 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG S.p.A.

We served as the Company’s auditors from 2017 to 2019.

Milan, Italy

July 31, 2019

KALEYRA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,103	$8,207
Restricted cash	20,894	—
Short-term marketable securities	5,124	3,151
Trade receivables, net	39,509	30,222
Prepaid expenses	648	462
Other current assets	4,224	2,544
Total current assets	86,502	44,586
Property and equipment, net	3,393	2,341
Intangible assets, net	9,353	11,276
Goodwill	16,953	17,276
Deferred tax assets	—	357
Other long-term assets	1,203	1,297
Total Assets	$117,404	$77,133
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,320	$40,166
Debt for forward share purchase agreements	34,059	—
Notes payable	1,716	—
Notes payable due to related parties	9,414	—
Deferred consideration for the acquisition	—	3,005
Deferred consideration for the acquisition due to related parties	—	3,245
Current portion of bank and other borrowings	11,243	4,686
Deferred revenue	1,397	1,500
Preference shares	683	—
Preference shares due to related parties	1,847	—
Payroll and payroll related accrued liabilities	1,038	1,020
Other current liabilities	1,229	1,009
Total current liabilities	125,946	54,631
Long-term portion of bank and other borrowings	16,134	9,125
Long-term portion of notes payable due to related parties	7,500	—
Long-term portion of employee benefit obligation	1,398	1,147
Long-term portion of preference shares	—	495
Long-term portion of preference shares due to related parties	—	1,339
Deferred consideration for the acquisitions	—	1,553
Deferred consideration for the acquisitions due to related parties	—	1,150
Deferred tax liabilities	2,045	2,476
Other long-term liabilities	3,155	291
Total Liabilities	156,178	72,207
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 and 11,644,561 shares authorized as of December 31, 2019 and 2018, respectively; 19,977,113 and 10,687,106 shares issued and outstanding as of December 31, 2019 and 2018, respectively (1)	2	1
Additional paid-in capital (1)	2,143	10,186
Accumulated other comprehensive income	74	31
Accumulated deficit	(40,993)	(5,292)
Total stockholders’ equity (deficit)	(38,774)	4,926
Total liabilities and stockholders’ equity (deficit)	$117,404	$77,133

(1)

Amounts as of December 31, 2018 differ from those published in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$129,558	$77,845
Cost of revenue	103,205	62,425
Gross profit	26,353	15,420
Operating expenses:
Research and development	5,310	3,368
Sales and marketing	6,031	6,313
General and administrative	17,431	11,359
Loss on equity investments	—	(95)
Total operating expenses	28,772	20,945
Loss from operations	(2,419)	(5,525)
Other income, net	136	297
Financial expense, net	(439)	(416)
Foreign currency loss	(517)	(32)
Loss before income tax expense	(3,239)	(5,676)
Income tax expense	2,273	1,424
Net loss	$(5,512)	$(7,100)
Net loss attributable to non-controlling interests	—	(2)
Net loss attributable to the owners of the parent	(5,512)	(7,098)
Net loss attributable to common stockholders	$(5,512)	$(7,100)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.48)	$(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	11,603,381	9,828,411

(1)

Amounts for the year ended December 31, 2018 differ from those published in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(5,512)	$(7,100)
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(175)
Net unrealized gain (loss) on marketable securities, net of tax (1)	18	(22)
Other comprehensive income related to joint venture	—	156
Total other comprehensive income (loss)	43	(41)
Total comprehensive loss	$(5,469)	$(7,141)

(1)	The Company recorded $6 thousand of tax expense and $7 thousand of tax benefits on marketable securities for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock (1)		Additional	Accumulated Other	Retained Earnings	Total Stockholders'	Non-
	Shares	Amount	Paid-in Capital (1)	Comprehensive Income	(Accumulated Deficit)	Equity (Deficit)	controlling Interests	Total Equity (Deficit)
Balance as of December 31, 2017	—	$1	$81	$72	$1,833	$1,987	$—	$1,987
Change in the legal status of the Company and creation of 100,000 shares with no par value	9,663,456	—	27	—	(27)	—	—	—
Consolidation of Solutions Infini	342,376	—	—	—	—	—	2	2
Issuance of common stock in connection with Buc Mobile acquisition	—	—	2,711	—	—	2,711	—	2,711
Issuance of common stock upon exercise of stock options	681,274	—	8	—	—	8	—	8
Stock-based compensation	—	—	7,359	—	—	7,359	—	7,359
Net loss	—	—	—	—	(7,098)	(7,098)	(2)	(7,100)
Other comprehensive loss	—	—	—	(41)	—	(41)	—	(41)
Balance as of December 31, 2018 (1)	10,687,106	1	10,186	31	(5,292)	4,926	—	4,926
Business Combination (2)	9,290,007	1	(10,186)	—	(30,189)	(40,374)	—	(40,374)
Forward share purchase agreements	—	—	567	—	—	567	—	567
Stock-based compensation	—	—	1,576	—	—	1,576	—	1,576
Net loss	—	—	—	—	(5,512)	(5,512)	—	(5,512)
Other comprehensive loss	—	—	—	43	—	43	—	43
Balance as of December 31, 2019	19,977,113	$2	$2,143	$74	$(40,993)	$(38,774)	$—	$(38,774)

(1)

Amounts as of December 31, 2018 and before that date differ from those published in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly.

(2)	Refer to “Note 5” for further details.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from Operating Activities:
Net loss	$(5,512)	$(7,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,648	1,530
Stock-based compensation and preference shares	2,070	7,998
Loss on equity investments	—	(95)
Allowance for doubtful accounts	716	111
Employee benefit obligation	315	139
Non-cash interest expense	657	229
Deferred taxes	(14)	72
Change in operating assets and liabilities:
Trade receivables	(10,427)	(5,075)
Other current assets	(2,039)	(184)
Other long-term assets	47	185
Accounts payable	15,145	6,072
Other current liabilities	251	23
Deferred revenue	(64)	(182)
Long-term liabilities	2,660	(122)
Net cash provided by operating activities	6,453	3,601
Cash flows from Investing Activities:
Purchases of marketable securities	(5,868)	(3,873)
Sales of marketable securities	3,882	995
Purchases of property and equipment	(1,413)	(248)
Sales of property and equipment	38	9
Capitalized software development costs	(602)	(657)
Purchases of intangible assets	(16)	(47)
Cash, cash equivalents and restricted cash acquired in the reverse merger	21,666	—
Acquisition of Buc Mobile, net of cash acquired	—	(2,407)
Acquisition of Solutions Infini, net of cash acquired	—	(5,482)
Net cash provided by (used in) investing activities	17,687	(11,710)
Cash flows from Financing Activities:
Payment of deferred consideration in relation to the acquisition of Buc Mobile	(4,000)	—
Payment of deferred consideration in relation to the acquisition of Solutions Infini	(5,097)	—
Change in line of credit	1,973	1,699
Borrowings on term loan	16,670	5,611
Repayments on term loan	(4,844)	(913)
Proceeds from exercise of stock options	—	8
Net cash provided by financing activities	4,702	6,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(52)	(634)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,790	(2,338)
Cash, cash equivalents and restricted cash at beginning of year	8,207	10,545
Cash, cash equivalents and restricted cash at end of year (1)	$36,997	$8,207
Supplemental disclosures of other cash flow information:
Cash paid for interest	$478	$264
Cash paid for income taxes	$688	$368

(1)

As of December 31, 2019 includes $16.1 million of cash and cash equivalents and $20.9 million of restricted cash; as of December 31, 2018, includes $8.2 million of cash and cash equivalents and zero of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kaleyra, Inc., formerly GigCapital, Inc., (hereinafter “Kaleyra” or the “Company”) was incorporated in Delaware on October 9, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On December 12, 2017, the Company completed the initial closing of its initial public offering (the “Offering”) whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. On January 9, 2018, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 1,875,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, three-fourths (3/4) of one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-tenth (1/10) of one share of common stock upon consummation of a business combination (the “Rights”). Warrants will only be exercisable for whole shares at $11.50 per share. On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated, prior to the consummation of a business combination, will continue to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that were separated, prior to the consummation of a business combination, will trade on the New York Stock Exchange under the symbols “GIG,” “GIG.WS” and “GIGr,” respectively.

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, (the “Seller Representative”) as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the Business Combination, and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.

Kaleyra S.p.A. is a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and connectivity solutions in the API/Communication Platform as a Service or CPaaS market, headquartered in Milan, Italy and with operations in Italy, India, Dubai and the United States. Kaleyra S.p.A.’s solutions include identity authentication, mobile and voice notifications on transactions, and banking services authorizations, most notably via different integrated mobile channels through its platform.

On November 25, 2019, the Business Combination with Kaleyra S.p.A. (the “Business Combination”) was completed. See Note 5 – Business Combination for a description of the Business Combination.

Effective as of the closing of the Business Combination, the Company changed its name to Kaleyra, Inc. Upon the consummation of the Business Combination, the Company also changed its fiscal year end to December 31st from its previous fiscal year ending September 30th, such change first being effective for its fiscal year ended December 31, 2019. For accounting purposes, Kaleyra S.p.A. was deemed the acquiror in the Business Combination.

Upon the closing of the Business Combination, the Company’s rights and units ceased trading, and the Company’s common stock began trading on the NYSE American stock exchange under the symbol “KLR”. Furthermore, on December 2, 2019, Kaleyra’s warrants began trading on the NYSE American stock exchange as “KLR WS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern. While the Company has positive cash flows from operating activities, its current liabilities exceed its current assets as of December 31, 2019. The consolidated balance sheet as of December 31, 2019 includes total current assets of $86.5 million and total current liabilities of $125.9 million, resulting in net liabilities due within the next 12 months of $39.4 million.

The Company’s business operations continued to grow in line with expectations showing positive operating margins (excluding non-recurring costs). However, the Business Combination generated significant obligations  including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination.

Management, concerned about the Company’s ability to fulfil these obligations, made the decision to evaluate opportunities to refinance or renegotiate some of its current obligations and, during the first four months of 2020 put in place several actions aimed to achieve such goal. Such actions, described in more details in Note 27 – Subsequent Events, include, among others:

•the subscription of a new loan agreement with a bank that is currently a lender to the Company;

•signing of two new line of credit facilities;

•a refinanced loan that extended payment terms and provided additional funds;

•the amendments of the repayment schedules of certain existing long-term financing agreements to postpone the amounts due in the next three to six months of 2020; and

•the renegotiation of the payment terms of a payable related to costs incurred in the Business Combination.

Considering the effects of these actions and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations, financings and amendments to agreements subsequent to December 31, 2019, and availability of borrowings, as described above, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries, including Kaleyra S.p.A., Solutions Infini and Buc Mobile, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company maintains cash and cash equivalents and marketable securities with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the years ended December 31, 2019 and 2018, there were one and three customers, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In particular in 2019, revenue generated by the first, second and third major customer of the Company accounted for $13.4 million, $10.9 million and $9.2 million; respectively, while in 2018, revenue generated by the first, second and third major customer of the Company accounted for $13.6 million, $8.1 million and $8.8 million, respectively. As of December 31, 2019 and 2018, no individual customer accounted for more than 10% of the Company’s consolidated total trade receivables.

Revenue Recognition

Adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers"

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under US GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

The Company did not record any adjustment to the beginning retained earnings as of January 1, 2019 in connection with the adoption of the new standard.

Prior to the adoption of ASC 606, the Company recognized the majority of its revenue according to the usage by its customers in the period in which that usage occurred. ASC 606 continues to support the recognition of revenue over time, and on a usage basis, for the majority of the Company's contracts due to continuous transfer of control to the customer.

Revenue Recognition Policy

The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers. Taxes collected are subsequently remitted to governmental authorities.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Nature of Products and Services

The Company's revenue is primarily derived from usage-based fees earned from the sale of communications services offered through software solutions to large enterprises, as well as small and medium-sized customers.

The Company’s revenue is recognized upon the sending of a SMS message or by the authentication of a financial transaction of an end user of the Company’s customer using the Company’s platform  in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% of total revenue, both in the years ended December 31, 2019 and 2018.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% of total revenue, both in the years ended December 31, 2019 and 2018.

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of December 31, 2019.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of December 31, 2019 and 2018, the Company recorded $1.4 million and $1.5 million, respectively, as deferred revenue on its consolidated balance sheets. The deferred revenue balance as of December 31, 2018 was entirely recognized as revenue in the year ended December 31, 2019.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 17 – Geographic Information for details of revenue by geographic area.

Cost of Revenue

Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes the cost of the Company’s cloud infrastructure and technology platform, amortization of capitalized internal-use software development costs related to the platform applications and amortization of developed technology acquired in the business combinations.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, the costs of the technology platform used for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meet the criteria for capitalization.

Internal-use Software Development Costs

Certain costs of the technology platform and other software applications developed for internal use are capitalized. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended purpose. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all-significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software of four years on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could affect the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred and were $956,000 and $578,000 in the years ended December 31, 2019 and 2018, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statement of operations.

Marketable Securities

Investments in marketable securities are carried at fair value and classified as available-for-sale securities. Realized gains and losses on available-for-sale securities are included in financial expense, net in the consolidated statements of operations. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). In the event the fair value of an investment declines below its cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. As of December 31, 2019 and 2018, the Company had marketable securities of $5.1 million and $3.2 million; respectively relating to mutual funds with no stated maturity.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for restricted stock units (“RSUs”) granted to employees and directors, based on the fair value of the award on the grant date.

RSUs give an employee an interest in Company stock but they have no tangible value until vesting is complete. RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. The Company elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation cost for RSUs is recognized using the straight-line method over the requisite service period.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The aim of the update is to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment equity awards are measured at the grant date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company adopted ASU 2018-07 in 2019, following the adoption of Topic 606. At the transition date, there were no nonemployee share-based compensation awards.

Employee Benefit Plans

The Company has defined benefit plans, granted to Italian and Indian employees and regulated by Italian and Indian laws, respectively. The defined benefit plans are calculated based on the employee compensation and the duration of the employment relationship and are paid to the employee upon termination of the employment relationship. The costs of the defined benefit plans reported in the Company’s consolidated statement of operations is determined by actuarial calculation performed on an annual basis. The actuarial valuation is performed using the “Projected Unit Credit Method” based on the employees’ expected date of separation or retirement.

As a part of the purchase agreement relating to the 2018 acquisition of Solutions Infini by Kaleyra, the Company assumed the obligation to purchase a number of preference shares from certain employees in 2020 at a price determined based on the EBITDA of Solutions Infini for its fiscal year ending March 31, 2020. These preference shares represent compensation for future services for the eligible employees. The Company accounts for the liability related to the preference shares over the relevant period from July 2017 to July 2020, charging the consolidated statements of operations on a straight-line basis over that period.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to an underpayment of income taxes in income tax expense in the consolidated statements of operations.

Foreign Currency Translation

The functional currency of the parent company is the US Dollar. The functional currency of Kaleyra S.p.A. is the Euro, the functional currency of Solutions Infini is the India Rupee and the functional currency of Buc Mobile is the US Dollar.

Each company remeasures monetary assets and liabilities denominated in currencies other that its functional currency at period-end exchange rates and non-monetary items are at historical rates. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency (income) loss in the period of occurrence.

These consolidated financial statements are presented in US Dollars. For legal entities where the functional currency is a currency other than the US Dollar, adjustments resulting from translating the financial statements into US Dollars are recorded as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Monetary assets and liabilities denominated in a currency that is other than the US Dollar are translated into US Dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under US GAAP, are recorded as an element of stockholders’ equity but are excluded from the calculation of net income (loss). See Note 13 – Accumulated Other Comprehensive Income (Loss).

Earnings (Loss) per Share

The equity structure in the consolidated financial statements following a reverse recapitalization reflects the equity structure of the legal acquiror (the accounting acquiree), including the equity interests issued by the legal acquiror to effect the business combination.

Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. In calculating the weighted-average number of common shares during the period in which the reverse merger occurs (fiscal year 2019):

a. The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquiror) outstanding during the period multiplied by the exchange ratio established in the merger agreement;

b. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquiror (the accounting acquiree) outstanding during that period.

The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse merger shall be calculated by dividing (i) by (ii):

i. The income of the legal acquiree attributable to common stockholders in each of those periods;

ii. The legal acquiree’s historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, RSUs, options and warrants to purchase common stock are considered common stock equivalents.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of funds deposited into saving accounts.

Restricted Cash

Restricted cash consists of cash deposited into a savings account with a financial institution as collateral for the Company's obligations under the Forward Share Purchase Agreement with Glazer Capital and with Yakira Capital Management, Inc. See Note 10 – Debt for Forward Share Purchase Agreements for a description of the contracts and Note 27 for amendments to the contracts made after year-end.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 830) – Restricted Cash” (“ASU 2016-18”). This standard provides guidance on the presentation of restricted cash and cash equivalents in the consolidated statements of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2019 and applied the guidance retrospectively in the prior period’s consolidated statements of cash flows.

Other than the revised consolidated statements of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on the Company’s consolidated financial statements.

The restricted cash balances as of December 31, 2019 and December 31, 2018 were $20.9 million and zero, respectively.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s assessment of its ability to collect on customer trade receivables. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of trade receivables balances and other known conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off trade receivables against the allowance when a determination is made that the balance is uncollectible, and collection of the receivable is no longer being actively pursued.

The allowance for doubtful accounts was $873,000 and $157,000 as of December 31, 2019 and 2018, respectively.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation or amortization.

Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are expensed as incurred.

The useful lives of property and equipment are as follows:

Internal-use software development costs ……………………………..	4 years
Servers ………………………………………………………………...	3 - 6 years
Office equipment ……………………………………………………...	3 -5 years
Leasehold improvements ……………………………………………...	5 years or remaining lease term (1)
Furniture and fixtures …………………………………………………	4 - 8 years
Vehicles ……………………………………………………………….	8 - 10 years
Software ……………………………………………………………….	3 years
Other assets ………………………………………………………........	4 years
(1)	Including renewal options

Intangible Assets, net

Intangible assets recorded by the Company are costs directly associated with securing legal registration of patents and the fair value of identifiable intangible assets acquired in business combinations.

Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Intangible assets arising from business combinations, such as customer relationship and developed technology, were initially recorded at estimated fair value. Amortization is computed over the estimated useful life of each asset on a straight-line basis, except for customer relationships, which are amortized over the best estimate of their expected useful life using an accelerated method (“sum of years’ digits method”), in order to better approximate the pattern in which their economic benefit are expected to be consumed. The Company determines the useful lives of identifiable intangible assets after considering the facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The useful lives of the intangible assets are as follows:

Developed technology…………………………………………………....	3-6 years
Customer relationships (accelerated method) …………………………...	15 – 17 years
Patent …………………………………………………………………….	3-7 years

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has selected December 31 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its net book value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No goodwill impairment charges have been recorded for any period presented.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2019 and 2018.

Deferred Revenue

Deferred revenue consists of advance payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability.

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Derivatives

The Company has not historically entered into hedging derivatives in the ordinary course of its business. In connection with the acquisition of Solutions Infini and Buc Mobile, the Company entered into certain derivative contracts to serve as an economic hedge for risk management purposes. These derivatives include exchange rate forwards on the purchase prices denominated in Indian Rupee for the acquisition of Solutions Infini and in US Dollars for the acquisition of Buc Mobile and interest rate swaps on the bank borrowings entered into by the Company to finance the acquisitions. These derivatives were not designated as hedging instruments under US GAAP. Because hedge accounting was not applied, those derivatives have been recorded at fair value on the consolidated balance sheets with changes in fair value recorded in financial expense, net in the consolidated statements of operations. In 2019, following the payments of the consideration for the acquisitions, the exchange rate forward contracts on the purchase prices were settled.

Forward Shares Purchase Agreements

During 2019, the Company entered into certain third-party put option arrangements assuming the obligation to repurchase its common stock at a future date by transferring cash to the third-party under certain conditions described in more detail in Note 10 below. Such obligation has been recorded at fair value in the consolidated balance sheets with changes in fair value recorded in financial expense, net in the consolidated statements of operations.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement.

The authoritative guidance allows a measurement period of the purchase price allocation that ends when the entity has obtained all relevant information about facts that existed at the acquisition date, and that cannot exceed one year from the date of acquisition. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments, which include cash, cash equivalents, restricted cash, trade receivables and accounts payable are recorded at their carrying amounts, which approximate their fair value due to their short-term nature. All marketable securities are considered available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2: Other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Net cash settlements on derivatives that do not qualify for hedge accounting are reported in financial income as part of financial expense, net in the consolidated statements of operations.

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, including emerging growth companies as defined in the JOBS Act, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The objective of the simplification initiative is to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808)”, clarifying the interaction between Topic 808 and Topic 606. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Some entities apply revenue guidance directly or by analogy to all or part of their arrangements, and others apply a different accounting method as an accounting policy. Those accounting differences result in diversity in practice on how entities account for transactions on the basis of their view of the economics of the collaborative arrangement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity shall apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, there are some conforming amendments in this ASU that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2017, the FASB issued ASU 2017-15, “Codification Improvements - Elimination of Topic 995”, which supersede obsolete guidance in Topic 995 on unrecognized deferred taxes related to certain statutory reserve deposits. If an entity has unrecognized deferred income taxes related to statutory deposits made on or before December 15, 1992, the entity would be required to recognize the unrecognized income taxes in accordance with Topic 740. The amendments are effective for fiscal years and first interim periods beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted the amendments in fiscal year 2019, and the adoption did not have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which affect a variety of Topics in the Codification. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted the amendments in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the entity has adopted the amendments in ASU 2016-13. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted the provisions of this ASU in fiscal year 2019, and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 for public business entities and for fiscal years ending after December 15, 2021 for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for public business entities for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020 and for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021 for other entities. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”, which amends the guidance of ASC Topic 805, “Business Combinations”, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within those periods; for all other entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 and early adoption is permitted under certain circumstances. The Company adopted this standard in fiscal year 2019, and the adoption did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, which provides a targeted transition relief and provides entities that have certain instruments, with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. For entities that have not yet adopted the amendments in ASU 2016-13, the effective date and transition methodology for the amendments in this ASU are the same as in ASU 2016-13. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, "Codification Improvements to Topic 842, Leases", and ASU 2018-11, "Leases—Targeted Improvements", both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. While the Company expects the adoption of these standards to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in this ASU amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying this ASU are as follows: Public business entities; not-for-profit entities that have issued or are conduit bond obligors for securities that are traded, listed, or quoted on an exchange or an over-the-counter market; and employee benefit plans that file or furnish financial statements with or to the SEC for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed.

ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” amend certain effective dates for the following major updates (including amendments issued after the issuance of the original ASU):

a)Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

b)Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging). The effective dates for Hedging after applying this ASU are as follows: Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing US GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under US GAAP. For Kaleyra, as an emerging growth company, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing", clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time)

or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)". These amendments provide additional clarification and implementation guidance on the previously issued ASUs. These amendments do not change the core principles of the guidance stated in ASU 2014-09, instead they are intended to clarify and improve operability of certain topics included within the revenue standard. In November 2017, the FASB issued ASU 2017-14, which includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB's adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 are the same as the effective date and transition requirements for ASU 2015-14. The Company adopted the new accounting standard in fiscal year 2019, and, as mentioned above, the adoption did not have a material impact on its consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Hierarchy as of December 31, 2019			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Marketable securities
Mutual funds (1)	$5,124	$—	$—	$5,124
Total Marketable Securities	$5,124	$—	$—	$5,124
Liabilities
Interest Rate Swap (2)	$—	$80	$—	$80
Preference shares (3)	—	—	2,530	2,530
Debt for forward share purchase agreements (4)	—	34,059	—	34,059
Total Liabilities	$—	$34,139	$2,530	$36,669

(1)	Included in the consolidated balance sheet line item “Short-term marketable securities”.
(2)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(3)

Based on the information available at the reporting date, the preference shares liability was estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ending March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represents management best estimates and is significantly above the targeted EBITDA. Changes in the liability during the period are due to (i) compensation expense accrued on a straight-line basis during period; (ii) accrued interest expense due to the fact that the obligation will be settled in 2020; and (iii) exchange rate differences. No fair value changes were recognized during the period. If the actual EBITDA of Solutions Infini for the year ending March 31, 2020 will be materially below its expected level, this would result in a change of the preference shares liability.

(4)

Based on the information available at the reporting date, debts for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option. The amount in the above table excludes accrued interest.

	Fair Value Hierarchy as of December 31, 2018			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Marketable securities
Mutual funds (1)	$3,151	$—	$—	$3,151
Total Marketable Securities	$3,151	$—	$—	$3,151
Liabilities
Interest Rate Swap (2)	$—	$97	$—	$97
Foreign Exchange Forward (2)	—	(56)	—	(56)
Preference shares (3)	—	—	1,834	1,834
Contingent consideration for Solutions Infini acquisition (4)	—	—	482	482
Total Liabilities	$—	$41	$2,316	$2,357

(1)	Included in the consolidated balance sheet line item “Short-term marketable securities”.
(2)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(3)

Based on the information available at the reporting date, the preference shares liability was estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ending March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represents management best estimates and is significantly above the targeted EBITDA. Changes in the liability during the period are due to (i) compensation expense accrued on a straight-line basis during period; (ii) accrued interest expense due to the fact that the obligation will be settled in 2020; and (iii) exchange rate differences. No fair value changes were recognized during the period. If the actual EBITDA of Solutions Infini for the year ending March 31, 2020 will be materially below its expected level, this would result in a change of the preference shares liability.

(4)

Based on the information available at the reporting date, the contingent consideration for the Solutions Infini acquisition was estimated as the basis of the present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ending March 31, 2019. Such cash flows were contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represents management best estimates, and is significantly above the targeted EBITDA. The amount presented in the table above represents the estimated portion of the total deferred consideration. No changes in fair value were recognized as initially estimated during the year. The actual EBITDA of Solutions Infini for the year ended March 31, 2019 became available in July 2019 and confirmed the initial amount estimated by management and used to determine the contingent consideration for the Solutions Infini acquisition at the reporting date.

Values of marketable securities as of December 31, 2019 and 2018 were as follows (in thousands):

	As of December 31,
	2019				2018
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$5,129	$1	$(6)	$5,124	$3,180	$—	$(29)	$3,151

The following tables present changes during the years ended December 31, 2019 and 2018 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Settlements, Net	Change in scope of consolidation	Gross Transfers Out	Fair Value End of Year
December 31, 2018
Liabilities:
Preference shares	$—	$639	$(6)	$—	$1,201	$—	$1,834
Contingent consideration for Solutions Infini acquisition	2,232	(71)	(72)	(1,137)	—	(470)	482
December 31, 2019
Liabilities:
Preference shares	1,834	753	(57)	—	—	—	2,530
Contingent consideration for Solutions Infini acquisition	482	(15)	23	(490)	—	—	—

There were no transfers of liabilities into or out of Level 3 in the year ended December 31, 2019. The actual EBITDA of Solutions Infini for the twelve months ended March 31, 2018 became available in July 2018 and confirmed the initial amount estimated by management and used to determine the portion of the contingent consideration for the Solutions Infini acquisition related to the 2018 EBITDA for the year ended the December 31, 2018.

Net realized and unrealized gains and losses included in income related to Level 3 liabilities shown above are reported in the consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial expense, net	Foreign currency loss	Total
December 31, 2018
Liabilities:
Preference shares	$(249)	$(99)	$(200)	$(91)	$—	$(639)
Contingent consideration for Solutions Infini acquisition	—	—	—	(22)	93	71
December 31, 2019
Liabilities:
Preference shares	(225)	(89)	(180)	(259)	—	(753)
Contingent consideration for Solutions Infini acquisition	—	—	—	(3)	18	15

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of derivative contracts not designated as hedging instruments, outstanding as of December 31, 2019, was €6.3 million ($7.0 million) for interest rate swap, while the gross notional amount of our derivative contracts not designated as hedging instruments, outstanding as of December 31, 2018 was €7.9 million ($9.0 million) and $7.1 million for interest rate swap and foreign exchange forwards, respectively.

The amount and location of the gains (losses) in the consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Year Ended December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2019	2018
Interest Rate Swap	Financial expense, net	$16	$(38)
Foreign Exchange Forward	Financial expense, net	361	155
Total		$377	$117

The following table presents the fair value and the location of, derivative contracts reported in the consolidated balance sheets (in thousands):

		As of December 31,
Derivatives Not Designed As Hedging Instruments (1)	Line Items	2019	2018
Interest Rate Swap	Other long-term liabilities	$(80)	$(97)
Foreign Exchange Forward	Other current liabilities	—	(18)
Foreign Exchange Forward	Other long-term liabilities	—	(9)
Foreign Exchange Forward	Other long-term assets	—	42
Foreign Exchange Forward	Other current assets	—	41
Total		$(80)	$(41)

(1)	For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 3”.

5. BUSINESS COMBINATION

Description of the Business Combination

Following the approval at the special meeting of the stockholders of the Company held on November 22, 2019, and pursuant to and in accordance with the terms of the Stock Purchase Agreement, as amended, the shareholders of Kaleyra S.p.A. (the “Sellers”) on November 25, 2019 sold, transferred, assigned, conveyed and delivered to the Company all of the Kaleyra S.p.A. stock.

As consideration for the Business Combination, the Company issued on November 25, 2019 (the “Business Combination Date”), in the aggregate, 10,687,106 shares of common stock to the Sellers.

In addition, as consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe S.p.A. (“Esse Effe”) and Maya Investments Limited (“Maya”) in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts.

Immediately after giving effect to the Business Combination (including as a result of the redemptions and the automatic conversion of rights into shares of common stock), there were 19,977,113 shares of the Company’s issued and outstanding common stock. As of the date of the Business Combination, the Company’s directors and executive officers and affiliated entities beneficially owned approximately 63.36% of the Company’s outstanding shares of common stock, and the former security holders of GigCapital Inc. beneficially owned approximately 46.50% of the Company’s outstanding shares of common stock.

The per share redemption price of $10.5019 for public holders of the Company’s shares of common stock electing redemption was paid out of the Company’s Trust Account, which after taking into account the redemptions, had a balance after paying for the redemptions and immediately prior to the closing of the Business Combination of approximately $40.8 million.

Accounting for the Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, Kaleyra, Inc. will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Kaleyra S.p.A.’s operations comprising substantially all of the ongoing operations of the post-combination company, Kaleyra S.p.A.’s senior management comprising substantially all of the senior management of the post-combination company and the existence of a majority voting interest in the post-combination company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

As a result of the accounting for the Business Combination, the number of common shares authorized and outstanding during periods prior to the Business Combination, have been retrospectively adjusted reflecting the exchange ratio established in the Business Combination. The common stock and additional paid-in capital have also been retrospectively adjusted, accordingly. Specifically, the number of common shares outstanding during periods prior to the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the Stock Purchase Agreement. Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted as shares reflecting the exchange ratio established in the Business Combination. See Note 24 – Loss per Share Attributable to Common Stockholders for further details.

The net assets of Kaleyra, Inc. are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are the historical operations of Kaleyra S.p.A.

The following table summarizes the assets and liabilities of Kaleyra, Inc., stated at historical cost at the Business Combination closing date as follows (in thousands):

Cash and cash equivalents	$231
Restricted cash	21,435
Other current assets	14
Total assets	21,680
Debt for forward share purchase agreements	34,580
Notes payable to Sellers	15,000
Notes payable to Founders, current	3,578
Account payables and other current liabilities	8,896
Total liabilities	62,054
Net liabilities	$40,374

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $7.7 million, consisting of legal and professional fees, which are included in general and administrative expenses in the consolidated statement of operations in 2019.

For the business combinations related to the acquisitions of Buc Mobile and Solutions Infini, both completed in fiscal year 2018, reference is made to the Company’s consolidated financial statements for the year ended December 31, 2018.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of December 31, 2019 and 2018 was as follows (in thousands):

Balance as of December 31, 2018	$17,276
Effect of exchange rate	(323)

Balance as of December 31, 2019	$16,953

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2019			2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets
Developed technology	$2,775	$952	$1,823	$2,810	$310	$2,500
Customer relationships	9,077	1,631	7,446	9,243	555	8,688
Patent	113	29	84	99	11	88
Total amortizable intangible assets	$11,965	$2,612	$9,353	$12,152	$876	$11,276

Amortization expense was $1.8 million and $860,000 for the years ended December 31, 2019 and 2018, respectively.

Total estimated future amortization expense as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019
2020	$1,689
2021	1,451
2022	1,169
2023	1,062
2024	854
2025 and thereafter	3,128
Total	$9,353

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Internal-use software development costs	$1,470	$1,440
Servers (1)	1,629	1,170
Office equipment	1,153	965
Leasehold improvements	616	222
Furniture and fixtures	388	189
Assets-in-progress (2)	665	108
Vehicles	23	49
Software	4	4
Other assets	91	103
Total property and equipment	6,039	4,250
Less: accumulated depreciation and amortization	2,646	1,909
Total property and equipment, net	$3,393	$2,341

(1)

Including equipment under capital leases with gross amount of $288,000 and accumulated depreciation of $78,000 as of December 31, 2019 (gross amount of $94,000 and accumulated depreciation of $31,000 as of December 31, 2018).

(2)	Assets-in progress amounting to $665,000 as of December 31, 2019 include: (i) internal-use software development costs in-progress for $546,000; and (ii) software in-progress for $119,000.

Depreciation and amortization expense was $879,000 and $670,000 for the years ended December 31, 2019 and 2018, respectively.

The Company capitalized $602,000 and $657,000, in internal-use software development costs in the years ended December 31, 2019 and 2018, respectively. Of the $602,000 capitalized in 2019, $60,000 relate to internal-use software in-use and $542,000 to internal-use software development in-progress, recorded within assets-in-progress. No stock-based compensation expense was capitalized. Amortization of capitalized software development costs was $355,000 and $371,000, in the years ended December 31, 2019 and 2018, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$302	$315
Research and development	53	56
Total	$355	$371

8. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
VAT receivables	$3,136	$1,852
Income tax assets	270	65
Credit for tax other than income tax	358	273
Other receivables	460	354
Total other current assets	$4,224	$2,544

Other long-term assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Non-current income tax credit (advances and tax reduced at sources)	$1,029	$1,092
Miscellaneous	174	163
Derivative financial assets	—	42
Total other long-term assets	$1,203	$1,297

9. BANK AND OTHER BORROWINGS

As of December 31, 2019 and 2018, the current portion of bank and other borrowings amounts to $11.2 million and $4.7 million, respectively. As of December 31, 2019, this item is comprised of $7.5 million of the current portion of long-term bank and other borrowings and of $3.7 million of credit line facilities. As of December 31, 2018, this item was comprised of $3.0 million of the current portion of long-term bank and other borrowings and of $1.6 million of credit line facilities. Refer to Note 27 for description of amendments made to certain bank borrowings subsequent to year-end.

Credit line facilities

As of December 31, 2019, the Company had credit line facilities granted of $5.6 million, of which $3.7 million had been used. As of December 31, 2018, the Company had credit line facilities granted of $4.6 million, of which $1.6 million had been used.

The above lines of credit may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%.

The weighted average interest rate on the credit line facilities outstanding as of December 31, 2019, was 1.35%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2019	2018	Maturity	Interest Contractual Rate	2019	2018
UniCredit S.p.A. (Line A Tranche (1)	$3,609	$5,038	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	167	228	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,229	3,770	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,787	—	February 2023	Euribor 3 months + 3.90%	3.53%	—
Intesa Sanpaolo S.p.A. (Line 1)	988	1,572	October 2021	Euribor 3 months + 1.80%	1.88%	1.51%
Intesa Sanpaolo S.p.A. (Line 2)	4,183	—	October 2023	Euribor 3 months + 2.60%	2.60%	—
UBI Banca S.p.A. (Line 1)	332	625	February 2021	1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,499	—	April 2021	Euribor 3 months +1.95%	1.55%	—
Monte dei Paschi di Siena S.p.A.	521	—	April 2022	0.95%	0.95%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,336	—	June 2023	Euribor 3 months + 2.00%	2.00%	—
Banco Popolare di Milano S.p.A. (Line 2)	3,893	—	September 2022	Euribor 3 months + 2.00%	2.00%	—
Simest 1	280	382	December 2022	0.50%	0.50%	0.50%
Simest 2	279	379	December 2022	0.50%	0.50%	0.50%
Simest 3	512	—	December 2022	0.50%	0.50%	—
Finlombarda S.p.A.	83	169	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	23,698	12,163
Less: current portion	7,564	3,038
Total long-term portion	$16,134	$9,125

On August 2, 2019, the Company entered into a medium-term financing agreement with UniCredit S.p.A. denominated in Euro for a total of €2.5 million ($2.8 million at the December 31, 2019 exchange rate) to be repaid in quarterly installments starting from February, 2020. The financing will bear interest at a variable rate (Euribor 3 months plus 3.9% spread). The notional amount was fully drawn on the same date.

On July 25, 2019, the Company entered into a medium-term financing agreement with Intesa Sanpaolo S.p.A. denominated in Euro, for a total notional amount of €4.0 million ($4.5 million at the December 31, 2019 exchange rate) to be repaid in quarterly installments starting from October 2019. The financing has a maturity of 48 months from the date of disbursement and bears interest at a variable rate (Euribor 3 months plus 2.6% spread). The total amount was drawn in full on the same date. Proceeds were used to settle the remaining deferred consideration due for the acquisition of Buc Mobile.

On July 23, 2019, the Company entered into a medium-term financing agreement with Banco Popolare di Milano S.p.A. denominated in Euro for a total of €4.0 million ($4.5 million at the December 31, 2019 exchange rate) to be repaid in quarterly installments. The financing has a maturity of 24 months from the date of disbursement and bears interest at a variable rate (Euribor 3 months plus 2.0% spread). The total amount was drawn in full on the same date and proceeds were used to settle the total deferred consideration for the acquisition of Solutions Infini.

On April 30, 2019, the Company entered into a new long-term financing with Banco Popolare di Milano S.p.A., denominated in Euro for a total amount of €1.2 million ($1.3 million at the December 31, 2019 exchange rate), to be repaid in quarterly installments with maturity in June 2023.

On April 10, 2019, the Company entered into a new medium-term financing with UBI Banca S.p.A. denominated in Euro for a total amount of €2.0 million ($2.2 million at December 31, 2019 exchange rate), to be repaid in monthly installments with maturity in April 2021.

On April 10, 2019, the Company entered into a new medium-term financing with Monte dei Paschi di Siena S.p.A., denominated in Euro for a total amount of €600,000 ($673,000 at December 31, 2019 exchange rate), to be repaid in monthly installments with maturity in April 2022.

On January 30, 2019, the Company entered into a new long-term financing with Simest denominated in Euro for a total of €608,000 ($682,000 at the December 31, 2019 exchange rate) to be repaid in quarterly installments with maturity in December 2022.

In connection with the above-mentioned financing agreements entered into in the year ended December 31, 2019, the Company incurred $169,000 of debt issuance costs that will be amortized over the maturity of the respective financing agreements.

On July 23, 2018, Kaleyra S.p.A. entered into a medium-term financing agreement with Intesa Sanpaolo S.p.A. denominated in Euro, for a total notional amount of €1.5 million ($1.7 million at the December 31, 2019 exchange rate) to be repaid in quarterly installments. The financing had an original maturity date of July 31, 2021, which was revised subsequent to year-end to October 2021 (the “Intesa Sanpaolo Facility”). This principal was drawn in full on July 18, 2018 and the proceeds were used to partially finance the acquisition of Buc Mobile.

On July 27, 2017, Kaleyra S.p.A. entered into a long-term financing with UniCredit S.p.A. denominated in Euro to partially finance the various installments of the acquisition of Solutions Infini (the “UniCredit Facility”) for a total of €8.2 million ($9.6 million at the December 31, 2019 exchange rate ), divided into two facilities as follows:

•

a credit facility for a maximum of €4.9 million ($5.7 million at the December 31, 2018 exchange rate) to be repaid in 16 quarterly installments, with maturity in 2022 (“Line A”). The principal of €4.7 million ($5.5 million at the December 31, 2018 exchange rate) was drawn on July 27, 2017 (“Tranche 1”) and on November 15, 2017 an additional €200,000 ($236,000 at the December 31, 2018 exchange rate) in principal was drawn (“Tranche 2”); and

•

a credit facility for a maximum amount of €3.3 million ($3.9 million at the December 31, 2018 exchange rate) to be repaid in quarterly installments, with a maturity date on May 31, 2023, which was revised subsequent to year-end to November 2023 (“Line B”). This principal amount was drawn in full on May 31, 2018.

On February 15, 2017, Kaleyra S.p.A. entered into a medium-term financing agreement with UBI Banca S.p.A. denominated in Euro, for a total of €1.0 million ($1.1 million at the December 31, 2018 exchange rate) to be repaid in 12 quarterly installments with maturity on February 28, 2021 (the “UBI Banca Facility”). This financing was drawn in full on February 27, 2017.

As of December 31, 2019, all of the available long-term facilities were drawn in full.

The above facilities include a series of statements and disclosure obligations, in line with the standard practice for these types of financings, whose breach could result in termination, early repayment or enforcement of acceleration rights. In particular, the UniCredit Facility and the Intesa Sanpaolo Facility include, among other, change of control provisions that may cause the bank to request immediate repayment of the outstanding debt under the relevant facility as a result of such a change of control event.  Upon the consummation of the Business Combination, Kaleyra S.p.A. formally agreed with UniCredit S.p.A. and Intesa Sanpaolo S.p.A. that the Business Combination does not represent a change of control event with respect to the respective outstanding borrowing.

In addition, the above facilities require compliance with certain financial covenants, based on the Kaleyra S.p.A.’s EBITDA, Net Financial Position and Equity. Failure to comply with those financial covenants would result in the immediate repayment of the outstanding debt under the relevant facility.  As of December 31, 2019, the Company is in compliance with all the financial covenants.

Interest expense on bank and other borrowings was of $565,000 for the year ended December 31, 2019 and $322,000 for the year ended December 31, 2018.

As of December 31, 2019, the Company is obliged to make payments as follows (in thousands):

As of December 31, 2019
2020	$7,564
2021	8,031
2022	5,254
2023	2,849
Total	$23,698

10. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of December 31, 2019, the Company’s debt for forward share purchase agreements amounted to $34.1 million. Refer to Note 27 – Subsequent Events for a description of amendments to forward share purchase agreements subsequent to year-end.

Greenhaven

On September 27, 2019, the Company and Greenhaven Road Capital Fund 1, LP, a Delaware limited partnership (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, LP, a Delaware limited partnership (“Greenhaven Fund 2” and together with Greenhaven Fund 1, “Greenhaven”) entered into a forward share purchase agreement (the “Greenhaven Purchase Agreement”) pursuant to which the Company agreed to purchase the shares of its common stock into which Rights of the Company held by Greenhaven and any additional Rights that Greenhaven acquired, converted into shares upon the closing of the Business Combination as amended as of December 13, 2019 at the following prices: (1) $11.00 per share for the first 196,195 shares sold to the Company; (2) $10.70 per share for the next 250,000 shares sold to the Company; and (3) $10.50 per share for the next 550,000 shares sold to the Company. The Company agreed to purchase the shares on the later of the sixtieth day after the Closing of the Business Combination or January 1, 2020 (the “Greenhaven Purchase Closing Date”).

In exchange for Kaleyra, Inc.’s commitment to acquire the shares on the Greenhaven Purchase Closing Date, each of Greenhaven Fund 1 and Greenhaven Fund 2 agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of Kaleyra, Inc. and including any short sales involving any of Kaleyra, Inc.’s securities), the Rights (including any additional Rights) held by Greenhaven, and any shares that such Rights (including any additional Rights) converted into, until the Greenhaven Purchase Closing Date, including not to tender the Rights (or any additional Rights) to Kaleyra, Inc. in response to any tender offer that Kaleyra, Inc. may commence for the Rights. As amended on December 13, 2019, notwithstanding anything to the contrary herein, the parties agreed that Greenhaven shall after the closing of the Business Combination have the right but not the obligation to sell its shares that the Rights converted into in blocks of at least 25,000 shares (the “Minimum Block Size Condition”) in the open market if the sale price exceeds $8.50 per share, or, without meeting the Minimum Block Size Condition, Greenhaven shall have the right but not the obligation to sell any or all of its shares that the Rights converted into in the open market if the share price equals or exceeds $10.50 per share. In furtherance of the foregoing, Greenhaven shall have the right to sell such shares at any time provided that the price received by Greenhaven (not including any commissions due by Greenhaven for the sale) is at least $10.50 (or at least $8.50 if Greenhaven meets the Minimum Block Size Condition). In the event that Greenhaven sells any shares (including any Additional Shares), at a sale price of less than $10.50, and provided that Greenhaven meets the Minimum Block Size Condition, it shall provide notice to the Company within three (3) Business Days of such sale, and such notice shall include the date of the sale, the number of shares sold, and confirmation that the sale price per share was greater than $8.50, and the Company shall pay Greenhaven in accordance with Greenhaven’s written instructions an amount equal to (x) the number of shares (including any Additional Shares) sold multiplied by (y) the amount by which $10.50 exceeds the sale price per share. Furthermore, the parties agreed that nothing in the Greenhaven Purchase Agreement shall prohibit Greenhaven from entering into a contract to purchase and/or sell warrants of Kaleyra, Inc.

As of December 31, 2019, the Company’s debt in connection with the Greenhaven Purchase Agreement amounted to $10.6 million.

Kepos Alpha Fund

On October 1, 2019, the Company and Kepos Alpha Fund L.P., a Cayman Islands limited partnership (“KAF”), entered into a forward share purchase agreement (“KAF Purchase Agreement”) pursuant to which the Company agreed to purchase the shares of common stock of the Company into which the Rights of the Company held by KAF, including any additional Rights that KAF acquired, converted into upon the closing of the Business Combination. The KAF Purchase Agreement was amended the following day to provide that the total number of additional Rights that KAF may acquire is 3,750,000 Rights. As amended December 13, 2019, the KAF Purchase Agreement provides that the Company would purchase such shares at the following price: (1) $10.70 per share for the first 102,171 shares sold to the Company; and (2) $10.50 per share for the next 93,676 shares sold to the Company. The Company agreed to purchase the shares on the earlier of the sixtieth day after the Business Combination or February 15, 2020 (the “KAF Purchase Closing Date”).

In exchange for the Company’s commitment to acquire the shares on the KAF Purchase Closing Date, KAF agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of Kaleyra, Inc. and including any short sales involving any of the Company’s securities), the Rights (including any additional Rights) held by KAF, and any shares that such Rights (including any additional Rights) converted into, until the KAF Purchase Closing Date, including not to tender the Rights (or any additional Rights) to the Company in response to any Tender Offer that the Company may commence for the Rights. As amended on December 13, 2019, notwithstanding anything to the contrary herein, the parties agreed that KAF shall after the closing of the Business Combination have the right but not the obligation to sell its shares that the Rights converted into in blocks of at least the Minimum Block Size Condition in the open market if the sale price exceeds $8.50 per share, or, without meeting the Minimum Block Size Condition, KAF shall have the right but not the obligation to sell any or all of its shares that the Rights converted into in the open market if the share price equals or exceeds $10.50 per share. In furtherance of the foregoing, KAF shall have the right to sell such hares at any time provided that the price received by KAF (not including any commissions due by KAF for the sale) is at least $10.50 (or at least $8.50 if KAF meets the Minimum Block Size Condition). In the event that KAF sells any shares (including any Additional Shares), at a sale price of less than $10.50, and provided that KAF meets the Minimum Block Size Condition, it shall provide notice to the Company within three (3) Business Days of such sale, and such notice shall include the date of the sale, the number of shares sold, and confirmation that the sale price per share was greater than $8.50, and the Company shall pay KAF in accordance with KAF’s written instructions an amount equal to (x) the number of shares (including any Additional Shares) sold multiplied by (y) the amount by which $10.50 exceeds the sale  price per share. Furthermore, the parties agreed that nothing in the KAF Purchase Agreement shall prohibit KAF from entering into a contract to purchase and/or sell warrants of the Company.

As of December 31, 2019, the Company’s debt in connection with the KAF Purchase Agreement amounted to $2.1 million.

Yakira Capital Management

On November 19, 2019, the Company and Yakira Capital Management, Inc. (“Yakira”) entered into a forward share purchase agreement (the “Yakira Purchase Agreement”) pursuant to which (i) Yakira may elect to sell and transfer to the Company, and the Company will purchase shares of common stock of the Company held by Yakira at the Business Combination Date (the “Yakira Shares”), and (ii) the Company will purchase the shares of common stock of the Company into which the Rights held by Yakira (the “Yakira Rights Shares”) were converted upon the Business Combination Date. At the Business Combination Date, Yakira held 439,299 rights and 1,083,750 Yakira Shares.

The Company agreed that it will purchase the Yakira Rights Shares from Yakira at $1.05 per Right (which reflects $10.50 per Yakira Rights Share) (the “Yakira Rights Share Purchase Price”) as soon as practicable on or after the later of the sixtieth day after the Business Combination Date or January 1, 2020 (the “Yakira Rights Shares Closing Date”). In exchange for the Company’s agreement to purchase the Yakira Rights Shares, Yakira agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge the Rights (including any transactions involving any derivative securities of Yakira and any Short Sales involving any of the Company’s securities), and any Yakira Rights Shares that the rights converted into, until the Yakira Rights Shares Closing Date, including not to tender the Rights to the Company in response to any Tender Offer that the Company may commence for the Rights.

Yakira has the right to terminate the agreement for the Company to purchase the Yakira Rights Shares, without penalty, commencing on the thirtieth day after the Business Combination Date and ending on the day prior to the Yakira Rights Shares Closing Date, by giving written notice to the Company, in which case it will not be restricted after such time with respect to its ability to dispose of the Yakira Rights Shares (subject to the restrictions against transactions involving any derivative securities of the Company and any Short Sales involving any of the Company’s securities).

Except as described below, Yakira also agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of the Company and any short sales involving any of the Company’s securities) the Yakira Shares prior to the six month anniversary of the Business Combination Date. Yakira further agreed to not redeem any of the Yakira Shares in conjunction with the Company’s stockholders’ approval of the Business Combination. Notwithstanding anything to the contrary herein, commencing on the day after the Business Combination Date, Yakira may sell the Yakira Shares in the open market as long as the sales price is above $10.50 per Yakira Share.

If Yakira still owns Yakira Shares as of the four-month anniversary of the Business Combination Date, Yakira may sell such Yakira Shares between the four-month anniversary and six month anniversary of Business Combination Date to the Company for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the Business Combination Date that Yakira has held the Yakira Shares. The closing of the sale of the Yakira Shares to the Company shall occur on the business day following the Company’s receipt of the Yakira Shares exercise notice (the “Yakira Shares Closing Date”). On the Yakira Shares Closing Date, Yakira shall deliver the Yakira Shares to the Company against receipt of the aggregate Yakira Shares Purchase Price, which shall be paid by wire transfer of immediately available funds from the escrow account described below. Yakira may instruct the Escrow Agent to release to Yakira an amount equal to the Shares Purchase Price multiplied by the number of Yakira Shares delivered to the Company from the escrow account on Yakira the Shares Closing Date for Yakira’s use without restriction.

Following the Business Combination Date, the Company deposited into an escrow account with the Escrow Agent, subject to an escrow agreement, with a nationally chartered bank the amount of $11,576,509 related to Yakira. The Company’s purchase of the Yakira Shares will be made with funds from the escrow account attributed to the Yakira Shares. In the event that Yakira sells any Yakira Shares as provided for above, it shall provide notice to the Company within three business days of such sale, and the Company may promptly release from the escrow account for its use without restriction an amount equal to the pro rata portion of the escrow account attributed to the Yakira Shares which Yakira has sold. In the event that Yakira chooses not to sell to the Company any Yakira Shares that it owns as of the six-month anniversary of the Business Combination Closing Date, the Company may promptly release all remaining funds from the escrow account for its use without restriction. In the event that the Yakira Shares Purchase Price paid on the Yakira Shares Closing Date is less than $10.6819 per Yakira Share, following payment of the Yakira Shares Purchase Price to Yakira, the Company and Yakira shall deliver joint written instructions to the Escrow Agent to release to Kaleyra from the remaining funds in the escrow account an amount equal to the difference between the Yakira Shares Purchase Price and $10.6819 per share multiplied by the number of Yakira Shares delivered by Yakira, and the Escrow Agent shall promptly disburse such amount to the Company in accordance with the payment instructions. On February 7, 2020, the agreement with Yakira was amended (see Note 27 – Subsequent Events).

Nothing in the Yakira Purchase Agreement prohibits or restricts Yakira with respect to the purchase or sale of the Company’s warrants.

As of December 31, 2019, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $12.0 million.

Glazer Capital, LLC

On November 19, 2019, the Company and Glazer Capital, LLC (“Glazer”) entered into a forward share purchase agreement (the “Glazer Purchase Agreement”) pursuant to which Glazer may elect to sell and transfer to the Company, and the Company will purchase the shares of the common stock of the company held by Glazer (the “Glazer Shares”) at a price of $10.6819 per share (the “Glazer Shares Purchase Price”). Glazer shall notify the Company in writing five business days prior to the six month anniversary of the Business Combination Date if it is not exercising its right to sell the Glazer Shares to the Company; otherwise, absent written notification to the contrary, Glazer shall be deemed to have exercised its right to sell all of its Glazer Shares to the Company. The

Company will purchase the Glazer Shares from Glazer on the six-month anniversary of the closing of the Business Combination (the “Glazer Shares Closing Date”). As of the Business Combination Date, Glazer held 922,933 shares of common stock.

In exchange for the Company’s commitment to purchase the Glazer Shares on the Glazer Shares Closing Date, Glazer agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of the Company and any Short Sales involving any of the Company’s securities) the Glazer Shares prior to the six month anniversary of the Business Combination Date. Glazer further agreed that it will not redeem any of the Glazer Shares in conjunction with the Company’s stockholders’ approval of the Business Combination. As amended on December 13, 2019, notwithstanding anything to the contrary herein, the parties agreed that Glazer shall, commencing on the day after the Business Combination Closing Date, have the right but not the obligation to sell its shares (including any Additional Shares) in blocks of at least the Minimum Block Size Condition in the open market if the sale price exceeds $8.50 per share prior to payment of any commissions due by Glazer for the sale, or, without meeting the Minimum Block Size Condition, Glazer shall have the right but not the obligation to sell any or all of its shares (including any Additional Shares) in the open market if the sale price exceeds $10.50 per share prior to payment of any commissions due by Glazer for such sale. Glazer shall give written notice to the Company of any sale of shares (including any Additional Shares) within three (3) Business Days following the date of such sale, and such notice shall include the date of the sale, the number of shares sold, and confirmation that the sale price per share was greater than $10.50 per share (or greater than $8.50 per share provided that Glazer meets the Minimum Block Size Condition) prior to the payment of any commissions due by Glazer for the sale.

Simultaneously with the closing of the Business Combination, the Company deposited $9,858,678 which is the aggregate amount necessary to purchase the Glazer Shares, into an escrow account with Continental Stock Transfer and Trust Company (the “Escrow Agent”), subject to the terms of an escrow agreement. The Company’s purchase of the Glazer Shares will be made with funds from the escrow account attributed to the Glazer Shares. In the event that Glazer sells any Glazer Shares as provided for above, it shall provide notice to the Company within three business days of such sale, and Glazer shall instruct the Escrow Agent to release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Glazer Shares which Glazer has sold. In the event that Glazer chooses not to sell to the Company any Glazer Shares that it owns as of the six-month anniversary of the Business Combination Date, Glazer shall instruct the Escrow Agent to release all remaining funds from the escrow account for the Company’s use without restriction.

Notwithstanding the Company’s commitment to deposit funds into the escrow account for the purchase of the Glazer Shares, Kaleyra, Inc. shall use its best efforts to enter into a letter of credit agreement for the issuance of a standby letter of credit for the benefit of Glazer with a bank acceptable to Glazer (the “Issuing Bank”) as soon as possible to replace the escrow account. When the letter of credit agreement is entered into, Glazer will instruct the Escrow Agent to deposit the funds held in the escrow account into the collateral account with the Issuing Bank. Concurrently with the execution of the letter of credit agreement, the Issuing Bank shall issue the letter of credit for the benefit of Glazer in the amount of the escrow account. Glazer shall drawdown from the letter of credit to satisfy the payment due to Glazer by the Company for the purchase of the Glazer Shares. In the event that Glazer sells any Glazer Shares pursuant to the sales price restriction set forth above, it shall provide notice to the Company and the Issuing Bank within three business days of such sale, and the Issuing Bank shall release from the collateral account an amount equal to the number of Glazer Shares sold multiplied by $10.6819 to the Company for the Company’s use without restriction, with a corresponding reduction in the amount of the letter of credit. In the event that Glazer elects not to sell to the Company any Glazer Shares, the Issuing Bank shall release all funds in the collateral account to the Company for the Company’s use without restriction and terminate the letter of credit. On January 7, 2020 the Company entered into a Letter of Credit and Reimbursement agreement with EagleBank for the benefit of Glazer and $9.3 million of funds were transferred from the escrow account to a collateral account with EagleBank as collateral for the Letter of Credit and Reimbursement agreement.

Nothing in the Glazer Purchase Agreement prohibits or restricts Glazer with respect to the purchase or sale of the Company’s warrants.

From November 26, 2019 to December 31, 3019 Glazer sold 53,040 shares on the open market.

As of December 31, 2019, the Company’s debt in connection with the Glazer Purchase Agreement amounted to $9.3 million.

Nomura Global Financial Products

On October 31, 2019, the Company entered into an agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”) for an OTC Equity Prepaid Forward Transaction (the “Forward Transaction”). Pursuant to the terms of the Confirmation, NGFP agreed to waive any redemption right that would require the redemption of shares that it holds at the Business Combination Date in exchange for a pro rata amount of the funds held in the Trust Account provided that the Business Combination date occurred prior to December 12, 2019. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares for a period of time following the consummation of the Business Combination, at which time the Company will be required to purchase from NGFP, and NGFP will be required to sell to the Company, any such shares not otherwise previously sold by NGFP. The Confirmation provides that the Forward Transaction with NGFP is for up to 2,000,000 shares of common stock. The actual number of shares held by NGFP at the Business Combination Date was 1,623,000 shares of common stock (the “Subject Shares”).

The Confirmation provided that following the closing of the Business Combination, the Company transferred from the Trust Account an amount equal to (a) the aggregate number of the Subject Shares held by NGFP, multiplied by (b) the per share redemption price for shares of common stock out of the Trust Account (the “Forward Price”) (such actual aggregate cash amount, the “Prepayment Amount”), as a partial prepayment to NGFP of the amount to be paid to NGFP in settlement of the Forward Transaction upon the Valuation Date (as defined below) for the number of shares owned by NGFP at the closing of the Business Combination. The amount of the Prepayment Amount transferred to NGFP on November 25, 2019 was $17,044,584.

After the Business Combination Date, NGFP may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately, at any time prior to the Original Valuation Date or Extended Valuation Date (each as defined below, and each a “Valuation Date”) at a price per Subject Share not less than the Forward Price. Any Subject Shares sold by NGFP during the term of the Transaction will cease to be Subject Shares. NGFP will give written notice to the Company of any sale of Subject Shares by NGFP within two business days of the date of such sale, such notice to include the date of the sale, the number of Subject Shares sold, and confirmation that the sale price per Subject Share was not less than the Forward Price.

After the Business Combination Date, NGFP may also buy and sell additional shares for its own account or on behalf of third parties, and the pricing limitation set forth in the prior paragraph will not apply to any shares purchased after the closing of the Business Combination.

On each quarterly anniversary of the Business Combination Date (any such date, a “Cash Settlement Date”), NGFP will terminate the transaction in whole or in part by reducing the number of Subject Shares for the Forward Transaction (the reduction being “Terminated Shares”). The number of Terminated Shares with respect to any Cash Settlement Date will equal the number of Subject Shares sold by NGFP since the prior Cash Settlement Date (or with respect to the first Cash Settlement Date, the closing of the Business Combination). NGFP will notify the Company of the expected number of Terminated Shares not less than ten days prior to the applicable Cash Settlement Date. On each Cash Settlement Date, NGFP will pay the Company an amount equal to the product of (A) the number of Terminated Shares and (B) the Forward Price. With effect from the Cash Settlement Date, the remaining number of Subject Shares for the Forward Transaction will be reduced by the Terminated Shares.

The “Original Valuation Date” for the Forward Transaction will be the first anniversary of the closing of the Business Combination, provided that NGFP and the Company may, not later than ten days prior to the Original Valuation Date, agree, each in their sole discretion, to extend the Valuation Date to the second anniversary of the Business Combination (the “Extended Valuation Date”). At the Original Valuation Date or Extended Valuation Date, the Forward Transaction will be settled by NGFP delivering the remaining Subject Shares to the Company, and the Company paying NGFP an amount equal to the product of (x) the Forward Price, (y) the applicable Accrual Percentage (as defined below), and (z) the number of remaining Subject Shares. The “Accrual Percentage” is the product of (a) with respect to any settlement occurring on or before the Original Valuation Date, 2.75% per annum, and with respect to any settlement occurring after the Original Valuation Date, 3.50% per annum, and (b) the number of actual days divided by the number of days in a year beginning on the date of the Business Combination and ending on the applicable day of the settlement.

For the year ended December 31, 2019, financial expense amounted to $46,000.

11. NOTES PAYABLE

Notes payable to the Sellers

As mentioned above, as consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”).

Convertible Notes

As of December 31, 2019, debts for Convertible Notes amounted to $7.5 million, of which $21,500 was accrued interest.

Interest on the Convertible Notes will accrue at a fixed interest rate equal to the one-year US dollar LIBOR interest rate published in The Wall Street Journal on the Business Combination Date, plus a margin of one percent (1%) per annum. Interest will be due and payable annually on each of (1) the date which is the twelve-month anniversary of the Business Combination Date and (2) on the date which is the twenty-four-month anniversary of the Business Combination Date. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed.

Fifty percent (50%) of the outstanding principal balance of these Notes will be due and payable on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of these Convertible Notes plus all accrued and unpaid interest and fees due under these Notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date.

In the event that the Company receives, at any time while principal on these Convertible Notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Notes Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of these Notes will be due and payable no later than ten business days after the Company receives such Notes Financing Proceeds. In the event of a Financing where at any time the Company receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent of the remaining outstanding principal balance of these Convertible Notes, plus all accrued and unpaid interest and fees due under the Notes will be due and payable no later than ten business days after the Company receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

In the event that these Convertible Notes are not paid in full on or before the applicable Maturity Date, then at any time after the sixtieth business day after the Maturity Date, assuming payment in full has not been made prior to such date, the outstanding principal amount of these Notes, together with all accrued but unpaid interest on these Convertible Notes, may be converted into shares of Company common stock, in part or in whole, at the option of the holder of these Convertible Notes by providing written notice at least three business days prior to the date of conversion. A conversion of any portion of these Convertible Note into shares of Company common stock will be effected at a conversion price equal to the Current Market Price as of the date of such conversion (the “Conversion Price”). The term “Current Market Price” means, generally, the average VWAP for the twenty consecutive trading days ending on the date that is five trading days prior to the date of conversion. The term “VWAP” means, for any trading day, the volume weighted average trading price of the Company common stock for such trading day on the NYSE (or if the Company common stock is no longer traded on the NYSE, on such other exchange as the Company common stock are then traded).

Non-convertible Notes

As of December 31, 2019, debts for Non-convertible Notes amounted to $7.5 million, of which $21,500 was accrued interest.

Interest on the Non-convertible Notes shall accrue at a fixed interest rate equal to LIBOR plus a margin of one percent (1%) per annum, which interest rate as of the date hereof is one and ninety-one hundredths percent (1.91%). As used herein, “LIBOR” means the one-year US Dollar LIBOR interest rate published in The Wall Street Journal on the Business Combination Date. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The outstanding principal balance of the Non-convertible Notes, plus all accrued and unpaid interest and fees due under these notes, shall be due and payable, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), no later than ten (10) business days after the Company receives the Financing Proceeds.

Notes payable - Other

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, the Company and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed  to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has subsequent to year end entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On December 31, 2019, all of the other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes, although one holder did so after December 31, 2019. As of December 31, 2019, the outstanding amount of the notes payable for these notes amounted to $3.6 million of which $1.9 million was due to related parties.

12. EMPLOYEE BENEFIT OBLIGATION

The Company sponsors two defined benefit plans covering the majority of Italian employees and all of Solutions Infini’s employees. Total costs of the defined benefit plans for the years ended December 31, 2019 and 2018 was $287,000 and $185,000, respectively.

Changes in obligations of the defined benefit plans is as follows (in thousands):

	As of December 31,
	2019	2018
Benefit obligation at the beginning of the period	$1,173	$947
Change in scope of consolidation	—	155
Service cost	165	152
Interest cost	33	22
Actuarial loss	89	11
Benefit paid	(13)	(67)
Foreign exchange translation reserve	(23)	(47)
Benefit obligation at the end of the period	$1,424	$1,173
Of which:
Current (1)	$26	$26
Long-term	$1,398	$1,147

(1)	Included within “Payroll and payroll related accrued liabilities” in the accompanying consolidated balance sheets.

There are no plan assets servicing the defined benefits plans.

The assumptions used to determine benefit obligations at year-end are as follows:

	As of December 31,
	2019	2018
Discount rate for Kaleyra S.p.A. (1)	0.78%	1.74%
Discount rate for Solutions Infini (2)	7.25%	7.75%
Rate of compensation increase for Kaleyra S.p.A.	0.50% - 3.00%	0.50% - 3.00%
Rate of compensation increase for Solutions Infini	15.00%	15.00%

(1)	The discount rate for Kaleyra S.p.A. is based on the Euro area composite yields AA with a duration equal to the estimated term of the obligations, examined as of December 31, 2019.
(2)	The discount rate for Solutions Infini is based on the prevailing market yields of Indian government securities at the balance sheet date for the estimated term of the obligations.

The Company has also a 401(k) defined contribution plan covering substantially all U.S. domestic employees. The participation in this plan is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Expense for the 401 (k) plan was $54,000 and zero for the years ended December 31, 2019 and 2018, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative net unrealized gain (loss) on marketable securities, net of tax	Cumulative other comprehensive income related to joint venture	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2017	$228	$—	$(156)	$72
Other comprehensive income (loss) before reclassifications	(175)	(22)	—	(197)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	156	156
Net other comprehensive income (loss)	(175)	(22)	156	(41)
As of December 31, 2018	53	(22)	—	31
Other comprehensive income (loss) before reclassifications	25	38	—	63
Net amount reclassified from accumulated other comprehensive income (loss)	—	(20)	—	(20)
Net other comprehensive income (loss)	25	18	—	43
As of December 31, 2019	$78	$(4)	$—	$74

14. PREFERENCE SHARES LIABILITIES

As mentioned above, preference shares liabilities amounting to $2.5 million and $1.8 million as of December 31, 2019 and 2018, respectively, represent the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement. The purchase will be made at a predetermined price based on the EBITDA of Solutions Infini for its year ending March 31, 2020 as stated in the purchase agreement and any amendments thereto.

On May 6, 2019, the Company signed a modification of the Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in 2020 for India Rupee 70.0 million ($987,000 at the December 31, 2019 exchange rate).

On March 9, 2020, the Company signed an additional modification of the Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per share. As a result of this modification, effective on January 30, 2020, the total preference shares obligation was reduced to Indian Rupee 140,000 ($2,000 at the January 31, 2020 exchange rate). See Note 27 – Subsequent Events.

15. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Liabilities for tax other than income tax	$583	$589
Social securities liabilities	256	180
Income tax liabilities	—	43
Derivative contract liabilities	—	18
Other liabilities	390	179
Total other current liabilities	$1,229	$1,009

Long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Long-term trade payable (see Note 27)	$2,700	$—
Derivative contract liabilities	80	106
Other long-term liabilities	375	185
Total other long-term liabilities	$3,155	$291

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for doubtful accounts:

A roll-forward of the Company’s allowance for doubtful accounts for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of the period	$157	$60
Accruals	800	108
Utilization of provision	(84)	—
Effect of foreign exchange rate	—	(11)
Balance, end of the period	$873	$157

17. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy and India. The following table sets forth revenue by geographic area for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Italy	$60,165	$53,988
India	35,162	15,236
Europe (excluding Italy)	15,686	4,943
United States	9,418	2,247
Rest of the world	9,127	1,431
Total	$129,558	$77,845

	Year Ended December 31,
	2019	2018
Italy	46.4%	69.4%
India	27.1%	19.6%
Europe (excluding Italy)	12.1%	6.3%
United States	7.3%	2.9%
Rest of the world	7.1%	1.8%

As of December 31, 2019, the majority of the Company’s long-lived assets are located in Italy. The following table sets long-lived assets by geographic area as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Italy	$1,772	$1,136
India	1,162	1,042
United States	437	126
Rest of the world	22	37
Total	$3,393	$2,341

	As of December 31,
	2019	2018
Italy	52.2%	48.5%
India	34.2%	44.5%
United States	12.9%	5.4%
Rest of the world	0.7%	1.6%

18. PERSONNEL COSTS

Personnel costs amounting to $12.6 million for the year ended December 31, 2019 (of which $996,000 related to RSUs compensation expense) and $15.2 million for the year ended December 31, 2018 (of which $7.4 million related to stock-based compensation expense), were allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$4,158	$2,753
Sales and marketing	2,855	4,604
General and administrative	5,635	7,797
Total Personnel Costs	$12,648	$15,154

Approximately 30% of the Company employees are subject to a collective Italian national labor agreement expiring on December 31, 2023.

19. FINANCIAL EXPENSE, NET

Financial expense, net for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Financial Income:
Interest income	$160	$31
Gain on derivatives	414	134
Dividends on marketable securities	97	4
Total Financial Income	671	169
Financial Expense:
Interest expense	(1,073)	(585)
Loss on derivatives	(37)	—
Total Financial Expense	(1,110)	(585)
Financial expense, net	$(439)	$(416)

20. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $940,000 and $307,000 for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease payments under operating leases as of December 31, 2019 are as follows (in thousands):

As of December 31, 2019
2020	$636
2021	519
2022	506
2023	393
2024	314
2025 and thereafter	424
Total Minimum Lease Payments	$2,792

Contingencies

As of December 31, 2019, the Company had contingent liabilities of $132,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

21. STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2019, there were 19,977,113 shares of common stock issued and outstanding with a par value $0.0001 per share.

On November 25, 2019, the Company issued in the aggregate 10,687,106 shares of common stock to the Sellers as consideration for the Business Combination.

Immediately after giving effect to the Business Combination (including as a result of redemptions, and the automatic conversion of rights into 1,321,756 shares of common stock), there were 19,977,113 shares of the Company’s issued and outstanding common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2019, there were no shares of preferred stock issued and outstanding.

Warrants

Warrants will only be exercisable for whole shares at $11.50 per share. As a result, at least four Units must be purchased in order for each holder to receive shares of common stock for all of the Warrants acquired upon their exercise. Under the terms of the Warrant agreement dated December 12, 2017, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants included in the Units. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the Warrant holder. Each Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.  If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants  become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

As of December 31, 2019, there were 11,154,938 warrants outstanding.

22. RESTRICTED STOCK UNITS

In December 2019, RSUs were granted to certain employees, directors and advisory board members of the Company for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25. In particular:

•

The Board of Directors adopted a form of Restricted Stock Unit award Agreement and granted to certain employees of the Company or its subsidiaries (i) 931,243 RSUs that vest in one year from the grant date, (ii) 124,723 RSUs that vest upon the final determination, if any, that the Business Combination’s definition of 2019 targeted adjusted EBITDA is achieved, and (iii) 124,718 RSUs that vest upon the final determination, if any, that the Business Combination’s definition of 2020 targeted adjusted EBITDA is achieved.

•

The Board of Directors of the Company granted to certain employees, directors and advisory board members of the Company a total of 2,020,411 RSUs. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

•

The Board of Directors of the Company and certain advisory board members were granted a total of 135,000 RSUs. These RSUs have no performance conditions and vest 40% on February 1, 2020 with the remaining RSUs vesting ratably over the subsequent three quarters.

The following table sets forth the movements in the number of outstanding RSUs for the year ended December 31, 2019:

	Number of shares	Weighted-average grant date fair value (per share)
Non-vested as of December 31, 2018	—	$—
Granted	3,336,095	8.25
Non-vested as of December 31, 2019	3,336,095	$8.25

RSUs compensation expense for the year ended December 31, 2019 was $996,000, which was recorded as follows (in thousands):

Year Ended December 31, 2019
Research and development	$299
Sales and marketing	115
General and administrative	582
Total	$996

As of December 31, 2019, there was $26.5 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.75 years.

23. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The following table presents domestic and foreign components income (loss) before income tax expense for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(7,857)	$(635)
Foreign	4,618	(5,041)
Loss before income tax expense	$(3,239)	$(5,676)

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current
Domestic:
US federal corporate income tax	$—	$—
US state corporate income tax	—	—
Foreign:
IRES (Italian corporate income tax)	66	248
IRAP (Italian regional tax on productive activities)	50	107
Foreign (India)	1,977	935
Other Italian taxes	194	62
Current	2,287	1,352
Deferred	(14)	72
Income tax expense	$2,273	$1,424

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Loss before income taxes	$(3,239)	$(5,676)
Primary tax rate of the Company (1)	21.00%	24.00%
Tax benefit calculated according to the Company's primary tax rate	(680)	(1,363)
State income tax, net of Federal	(483)	—
Foreign tax rates differences (2)	319	77
Change in applicable tax rates (3)	(513)	—
Change in valuation allowance	2,027	213
Non-taxable income	(196)	—
Costs not deductible for tax purposes	541	2,103
Costs not deductible associated with investments	36	19
CFC (Controlled Foreign Corporation rules) (4)	288	93
IRAP (Italian Regional Tax on Productive Activities)	4	154
Taxes on undistributed profits	926	180
Other taxes	4	(52)
Reported income tax expense	$2,273	$1,424

(1)

For the year ended December 31, 2019, “primary tax rate of the Company” means the U.S. federal tax rate (21%); for the year ended December 31, 2018, “primary tax rate of the Company” means the applicable Italian Corporate Income Tax (IRES) rate (24%).

(2)	For the year ended December 31, 2019, “foreign” relates to tax jurisdictions outside the United States; for the year ended December 31, 2018, “foreign” relates to tax jurisdictions outside Italy.
(3)	During 2019, applicable tax rate for Solutions Infini was reduced from 29.12% to 25.17%, resulting in a tax benefit for the period.
(4)	Recorded by the Company in relation with the Dubai subsidiary (FZE).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Startup costs	$2,755	$—
Deferred compensation liabilities	398	128
Property and equipment	70	148
Goodwill	119	134
Net operating loss carryforward	3,370	1,736
Other	422	173
Total deferred tax assets	7,134	2,319
Less: valuation allowance	(5,591)	(723)
Total deferred tax assets, net	1,543	1,596
Deferred tax liabilities:
Intangible assets	2,351	3,389
Undistributed profits	1,093	180
Property and equipment	134	140
Other	10	6
Total deferred tax liabilities	3,588	3,715
Net deferred tax liabilities	$(2,045)	$(2,119)

As of December 31, 2019, the Company has federal, state and foreign net operating loss carryforwards totaling $11.6 million, $11.7 million and $1.6 million, respectfully. If not utilized, federal net operating losses of $5.4 million will expire at various dates from 2026 through 2037, and $6.2 million have an indefinite life. State net operating losses of $10.1 million will expire at various dates from 2037 through 2039, and $1.6 million have an indefinite life. Foreign net operating losses originated in Switzerland and will expire at various dates from 2023 through 2026.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses; the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that all of the deferred tax assets will be realized; accordingly a valuation allowance has been established for the amount of the deferred tax assets on net operating loss carryforward, startup costs, and other deferred tax assets in excess of the deferred tax liabilities that will reverse prior to any net operating loss carryforward expiration date.

The following table sets forth movement in the valuation allowance for the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Balance at the beginning of the period	$723	$206
Change in scope of consolidation	2,836	305
Increase during the period	2,027	213
Effect of exchange rate changes	5	(1)
Balance at the end of the period	$5,591	$723

The Company recognizes interest and penalties, if any, related to an underpayment of income taxes in income tax expense. As of December 31, 2019, the Company has accumulated $91,000 in interest related to unrecognized tax benefits ($4,000 as of December 31, 2018).

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2019 and 2018 is as follows (in thousands):

	As of December 31,
	2019	2018
Gross unrecognized tax benefits, beginning of the year	$190	$91
Additions for tax positions of prior years	—	—
Additions for tax positions related to the current year	193	93
Change in scope of consolidation	—	—
Effect of exchange rate	(6)	2
Subtotal	377	186
Interest and penalties	91	4
Total gross unrecognized tax benefits, end of the year	$468	$190

As of December 31, 2019, the Company had $5.0 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $757,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of December 31, 2019, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

24. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP (see Note 5 – Business Combination). Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination.

The following table sets forth the calculation of basic and diluted loss per share attributable to common stockholders during the period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(5,512)	$(7,100)
Weighted-Average shares used to compute net loss per share attributable to common stockholders, basic and diluted	11,603,381	9,828,411
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.72)

The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2019 and 2018. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the year ended December 31, 2019, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive, was 1,244,043 (580,580 for the year ended December 31, 2018).

25. TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2019 and 2018, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes and unsecured non-convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra. The outstanding amount due by the Company was $15.0 million plus $43,000 of accrued interest as of December 31, 2019 (zero as of December 31, 2018). See Note 11 – Notes Payable for additional information;

ii.

Unsecured promissory notes issued by the Company to the Sponsor and GigFounders, LLC. The outstanding amount due by the Company was $1.9 million including $5,000 of accrued interest as of December 31, 2019 (zero as of December 31, 2018). See Note 11 – Notes Payable for additional information;

iii.

Certain consulting services on business strategy, rendered by Esse Effe, a company incorporated in Italy in which a director of the Company holds an interest. Costs incurred by the Company for the above consulting services were zero and $118,000 in the years ended December 31, 2019 and 2018, respectively. The outstanding amount due by the Company to Esse Effe was zero and $35,000 as of December 31, 2019 and 2018; respectively;

iv.

Legal services rendered by a partner of Studio Legale Chiomenti, that is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $694,000 and $204,000 in the years ended December 31, 2019 and 2018, respectively; and

v.

Loans granted to Company’s directors and executive managers (at the reporting date, also Company’s stockholders) whose outstanding amount was $22,000 and $67,000 as of December 31, 2019 and 2018, respectively. In November 2019, one of the two existing loans granted to the Company’s directors and executive managers was reimbursed in full for a total amount of $36,000. The Company earned interest income on such loans of $600 and $700 for the years ended December 31, 2019 and 2018, respectively.

vi.

As of December 31, 2019, the outstanding obligation for preference shares due to executive managers was $1.8 million. In addition, during the year ended December 31, 2019, the Company incurred $360,000 of compensation expense for executive managers, relating to preference shares compensation.

The following table presents the expenses for related parties reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$180	$200
General and administrative	$874	$1,112
vii.

In 2016, Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, joined Kaleyra S.p.A. as an employee. Kaleyra S.p.A. was awarded certain contracts for services previously provided by Ms. Levy while employed by a prior company. These contracts had a cumulative value of $481,000 through 2018.  Ms. Levy received no remuneration from Kaleyra S.p.A. or any third parties for her role in assisting Kaleyra S.p.A. in obtaining the contracts. In 2018, these contracts were completed and Ms. Levy transitioned to a new role within the marketing team of Kaleyra S.p.A. From 2016 to 2018, Ms. Levy was paid salary and benefits in the total amount of $638,000. Ms. Levy received salary and benefits in the amount of $239,000 for the year ended December 31, 2019.

26. LEGAL MATTERS

On October 17, 2018, Kaleyra S.p.A. filed a claim against Vodafone Italia S.p.A. before the Court of Milan seeking compensation in the amount of 6.1 million euro for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against the Company in these proceedings.

The case has now been submitted to a panel of judges for review to determine if the claim can proceed in the Court of Milan or a suspension must be declared until the administrative proceeding is decided.

The claim is under review and Kaleyra S.p.A. and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019, respectively. There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such action cannot be determined at this time. Therefore no recognition of these actions has been made in the consolidated financial statements.

On April 16, 2019 Kaleyra S.p.A. filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of 8.3 million euros for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

At the first hearing before the Court of Milan held for the appearance of the parties on December 11, 2019, the judge reserved the decision on the possible suspension of the civil case in consideration of the appeal brought by Telecom Italia and Telecom Italia Sparkle S.p.A. against the Italian Antitrust Authority’s decision of December 13, 2017 before the Administrative Court of Latium (namely, Tribunale Amministrativo Regionale del Lazio), which is currently pending. By order issued on December 14, 2019, the judge released his reserve and referred the issue concerning the relation between the assessment of the pending administrative case and the one to be carried out in the civil case to a panel composed of three judges. The case was therefore adjourned for a hearing on April 29, 2020 where the parties will have to file their final pleadings.

There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such civil action cannot be determined at this time. Therefore no recognition of these actions has been made in the consolidated financial statements.

In addition to the above, the Company has appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning the request for the annual contribution to AGCom for years 2016, 2017, 2018 and 2019.

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for the Company and the Regional Administrative Court annulled the resolutions the Company had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The hearing on AGCom’s appeal will take place in the last quarter of 2020.

All the other proceedings are currently pending before the Regional Administrative Court and no hearing has been scheduled yet.

The abovementioned proceedings concerning the contribution/fee to be paid to AGCom may all be suspended until the request for a preliminary ruling from the Council of State regarding an interpretation of the relevant EU law (case C-399/19) will be defined by the European Court of Justice.

27. SUBSEQUENT EVENTS

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a public health emergency of international concern. The coronavirus COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The Company maintains its headquarters in Milan, Italy, which has been severely affected by COVID-19 and the resulting government lockdowns to attempt to contain the coronavirus. The magnitude and duration of the resulting decline in business activity cannot currently be estimated. The Company may see its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, the Company expects the COVID-19 pandemic to potentially have a negative impact on its sales and its results of operations in those areas adversely affected by COVID-19, the size and duration of which the Company is currently unable to predict. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may reduce the Company’s ability to access capital. The rapid development and fluidity of the situation presents uncertainty and risk with respect to the Company, its performance, and its financial results in the near future.

On January 23, 2020, the Company entered into Amendment No. 3 to the Greenhaven Forward Share Purchase Agreement (the “Greenhaven Amendment”). The Greenhaven Amendment provides that Greenhaven has the right to put its subject shares to the Company on the following dates and at the following purchase prices: (i) $11.00 per share for up to 248,963 shares to be sold to the Company on February 21, 2020; and (ii) $11.70 per share for the next 700,000 shares to be sold to the Company on August 30, 2020. Greenhaven may continue to sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On February 20, 2020, the Company repurchased an aggregate of 235,169 of its common stock for $2.6 million. In addition, the Company paid Greenhaven $152,000 for the 60,996 shares that Greenhaven sold on the open market representing the amount at which the $11.00 exceeded the selling price. On August 30, 2020, the Company shall pay Greenhaven an amount equal to (1) the number of shares (including any additional shares) sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per share.

On January 23, 2020, the Company entered into Amendment No. 3 to the KAF Forward Share Purchase Agreement and on April 7, 2020, the Company entered into Amendment No. 4 (the “KAF Amendments”). On April 9, 2020, KAF sold 50,000 Shares to the Company at the price of $10.92 per share. According to the last amendment, KAF has the right to put its subject shares to the Company on May 7, 2020 at a purchase price of: (i) $10.92 per share for the first 46,137 shares sold to the Company; and (ii) $10.82 per share for the next 93,676 Shares sold to the Company (collectively, the “KAF Share Purchase Price”). In the event the closing occurs after May 7, 2020, the KAF Share Purchase Price shall increase for the 93,676 shares sold to Kaleyra by 1% per full month until the closing date. KAF may elect, in its sole and absolute discretion, to extend the date on which it exercises its put right to a date that is provided upon 10 calendar days’ written notice. The KAF Amendments further provide that KAF may sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $7.00 per share. In the event that KAF sells any shares (including any additional shares) at a sale price of less than $10.92 per share for the first 46,137 shares and $10.82 per share for the next 93,676 shares, the Company shall pay KAF an amount equal to (A) the number of shares (including any additional shares) sold multiplied by (B) the amount by which $10.92 or $10.82, as applicable, exceeds the sale price per share. Should the Company fail to make this payment, the Company shall, without prejudice or limitation to any other remedies available to KAF in law or equity, pay a penalty on such amount due at the rate of 18% per annum from the due date until the date of payment in full.

On January 23, 2020, Buc Mobile entered into a revolving line of credit facility with Intesa Sanpaolo S.p.A. for a total amount of up to $1.0 million to be used solely for the purpose of Buc Mobile general working capital needs. Applicable interest rate is to be agreed among the parties when the revolving facility is drawn.

On February 7, 2020, the forward share purchase agreement with Yakira was amended. The Amendment provides that the Company may be obligated to purchase some or all of the 43,930 shares if Yakira exercises an option to sell such shares to the Company at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six month anniversary of the Business Combination Date.

On March 6, 2020, in connection with the previously consummated Business Combination, the Company agreed to pay to Northland Securities, a financial advisory services company, in full satisfaction of all amounts owned to Northland as of December 31, 2019, the following amounts: (i) $100,000 in cash, (ii) a promissory note for the principal amount of $400,000, together with all accrued but unpaid interest thereon, and (iii) 140,000 shares of the Company’s common stock, par value $0.0001 per share.

On March 9, 2020, the Company signed an additional modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per preference share. As a result of this modification, effective on January 30, 2020, the total preference shares obligation was reduced to Indian Rupee 140,000 ($2,000 at the January 31, 2020 exchange rate). On January 31, 2020 Solutions Infini confirmed, to the eligible employees of the preference shares, performance bonuses for a total amount of $3.7 million (at the January 31, 2020 exchange rate), to be paid in 2020. On March 24, 2020, given the prevailing situation of the COVID-19 both globally and in India, the Company resolved to delay payment of the performance bonuses, for a total amount of $1.5 million (at the January 31, 2020 exchange rate), and evaluate the timeline for payment thereof.

On March 11, 2020, Kaleyra S.p.A. entered into a 36-month loan agreement with Monte dei Paschi di Siena for $2.2 million (€2.0 million). The total amount of this new facility was drawn in full the same date. This facility bears interest at a fixed rate equal to 1.75%.

On March 20, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “BPM Loan Agreement”) with Banco BPM S.p.A. (formerly Banco Popolare di Milano S.p.A.) for a total of $6.5 million (€6.0 million). The BPM Loan Agreement includes a new financing of $2.7 million with the remaining balance used to pay off the original loan dated July 23, 2019, by and between Kaleyra S.p.A. and Banco BPM S.p.A. The BPM Loan Agreement has a maturity of 45 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 3.00%. The BPM Loan Agreement is to be repaid in 15 quarterly installments. The total amount of the BPM Loan Agreement, less amounts related to commissions, fees and expenses, was drawn in full the same date as the BPM Loan Agreement.

On March 31, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone the amounts due under the existing loan for the next 3 months. As a result of this approval the Company will postpone the payments of approximately $412,000 beyond the next 12 months.

On April 9, 2020, Kaleyra S.p.A. received the approval by UniCredit to postpone the amounts due under the existing loan for the next 6 months. As a result of this approval the Company will postpone the payments of approximately $1.6 million beyond the next 6 months.

On April 16, 2020, in connection with the previously consummated Business Combination, the Company entered into an agreement to pay its financial advisory service firms, Cowen and Company, LLC and Chardan Capital Markets, LLC, (together, the “Service Firms”), in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration

Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares (the “Excess Amount”) will be substituted for by warrants with an exercise price of $0.01 (the common stock underlying the Warrant Agreement, the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2019, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on November 25, 2019. Prior to the Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal control over financial reporting for the Company’s post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of Kaleyra’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of Kaleyra’s internal control over financial reporting as of December 31, 2019. Accordingly, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Based on an initial assessment, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the initial assessment, we identified the followings material weaknesses:

•	Lack of review and approval process over journal entries; and
•	Lack of timeliness, quality and existence of account reconciliations and review controls.

There have been no misstatements identified in the consolidated financial statements as a result of these material weaknesses.

Changes in Internal Control over Financial Reporting

As of December 31, 2019, the Company completed the Business Combination and is engaged in the process of the design and implementation of Kaleyra’s internal control over financial reporting in a manner commensurate with the scale of Kaleyra’s operations post-Business Combination. During the quarter ended December 31, 2019, there have been no changes in the internal control over financial reporting of Kaleyra S.p.A. that have materially affected, or are reasonably likely to materially affect, Kaleyra’s internal control over financial reporting

Remediation of the Material Weaknesses

We have begun remediation efforts to address material weaknesses identified. In particular we have engaged third party consultants for the formalization of the Company’s internal procedures, Section 404 of the Sarbanes-Oxley Act implementation, a new ERP system and implementation of a new consolidation tool. In addition, in October 2019 we hired a senior regional controller in Italy, responsible for the reporting process. Our objective is to complete remediation efforts by the end of 2020.

Item 9B. Other Information.

On April 16, 2020, in connection with the previously consummated Business Combination, pursuant to a Settlement Agreement and Release (the “Settlement Agreement”), the Company agreed to pay its financial advisory service firms, Cowen and Company, LLC and Chardan Capital Markets, LLC, (together, the “Service Firms”), in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares (the “Excess Amount”) will be substituted for by warrants with an exercise price of $0.01 (the common stock underlying the Warrant Agreement, the “Warrant Shares”) and, in such case, (x) the value of the sum of the values of the Settlement Shares and the Warrant Shares shall equal $2.7 million and (y) the value of the Settlement Shares will equal $2.7 minus the Excess Amount. The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Settlement Agreement, which is included as Exhibit 10.44 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2019 (as well as those as of the date of this Annual Report) are listed below.

Name	Age	Position
Dario Calogero	57	Chief Executive Officer and Director
Giacomo Dall'Aglio	48	Chief Financial Officer and Executive Vice President
Dr. Avi S. Katz	62	Chairman of the Board of Directors
Simone Fubini	89	Director (until February 10, 2020)
Matteo Lodrini	53	Director
John Mikulsky	74	Director
Neil Miotto	74	Director
Emilio Hirsch	54	Director (effective February 10, 2020)

Dario Calogero. Dario Calogero has served as the Chief Executive Officer of Kaleyra S.p.A and a member of Kaleyra S.p.A.’s Board of Directors since the company was founded in 1999. He became a director and executive officer of Kaleyra upon the closing of the Business Combination.  As a serial entrepreneur, he bootstrapped Kaleyra from its inception, quickly positioning the company in the mobile banking space, and leading Kaleyra as it expanded its product offerings and completed several acquisitions. Prior to founding Kaleyra, Mr. Calogero held executive positions with Oracle, Fiat Chrysler Automobiles and management consulting companies including PricewaterhouseCoopers. Mr. Calogero holds a master’s degree in economics from Bocconi University in Milan. The Company believes that Mr. Calogero is qualified to serve on the Board based on his historic knowledge of Kaleyra and his leadership and managerial experience.

Giacomo Dall’Aglio. Giacomo Dall’Aglio’s experience is focused on corporate acquisitions and finance. He joined Kaleyra S.p.A. in 2016 as Chief Corporate Development Officer to lead Kaleyra’s growth strategy and was appointed Executive Vice President upon the closing of the Business Combination and Chief Financial Officer on December 16, 2019. Mr. Dall’Aglio is responsible for Kaleyra’s corporate development process. From 2009 to 2016 Mr. Dall’Aglio was with Eidos as a senior consultant responsible for managing mergers and acquisitions and corporate finance projects for a portfolio of the firm’s corporate clients.  Prior to joining Eidos, Mr. Dall’Aglio held senior positions with KPMG, Mittel, and La Centrale Finanziaria. Mr. Dall’Aglio holds a master’s degree in Economics from the University of Parma.

Dr. Avi S. Katz. Dr. Avi S. Katz served as the Company’s Founder, Executive Chairman of the Board, Chief Executive Officer, President and Secretary since October 2017 and upon the closing of the Business Combination, Dr. Katz transitioned to be the Chairman of our Board of Directors. Dr. Katz has spent nearly 32 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Katz is the Founder and Sole Manager of the GigCapital Group (GigCG) and its affiliated entities, including GigAcquisitions, LLC GigAcquisitions2, LLC and GigAcquisitions3, LLC. GigCG is an inceptor and managing group of Private-to-Public Equity (PPE) entities, also known as a blank check company or special purpose acquisition company (SPAC) vehicles. He is the Founder and Executive Chairman of the Board of GigCapital2, Inc. (NYSE: GIX), since its incorporation in March 2019 in Delaware, and was its Chief Executive Officer from March 2019 until August 2019. He is also the Founder, Executive Chairman of the Board and Chief Executive Officer of GigCapital3, Inc., since its incorporation in February 2020 in Delaware. Dr. Katz is also the Co-Founder and Executive Chairman of Cognizer, Inc., an artificial intelligence (“AI”) company with a natural language understanding platform based on deep learning formed in December 2018. Previously, Dr. Katz dedicated 10 years to developing and managing GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. From its inception in April 2007 until its sale in April 2017, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. GigPeak was sold to Integrated Device Technology, Inc. (Nasdaq: IDTI) for $250 million in cash in

April 2017. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the Board of Directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer of Equator Technologies. Equator Technologies sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Equator Technologies was sold to Pixelworks, Inc. for $110 million in 2005. Dr. Katz has held several leadership positions over the span of his 30+ year career within the technology industry and has made numerous angel investments in high-tech companies around the world. In addition, Dr. Katz is a graduate of the Israeli Naval Academy and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur and long-time angel investor in the TMT sector, holds more than 70 U.S. and international patents, has published approximately 300 technical papers and is the editor of a number of technical books. The Company believes Dr. Katz is qualified to serve on the Board based on his leadership, industry and managerial experience.

Simone Fubini. Simone Fubini has been a member of Kaleyra S.p.A.’s Board of Directors since the founding of Kaleyra S.p.A. in 1999 and became a director of Kaleyra upon the closing of the Business Combination. He served as a key member of Olivetti’s project group that developed the first semiconductor electronic calculator in the world, Elea 9003. After long tenures with General Electric and Honeywell in the information technology sector, Mr. Fubini served as Chief Executive Officer of Telettra, formerly a leading Italian company in the design and production of telecommunications equipment for physical carriers and radio links. Mr. Fubini also led the engineering team of Fiat and served as the General Manager of Olivetti. As an entrepreneur, he created Projecta to operate in innovative sectors. Mr. Fubini holds a master’s degree in Electrotechnics Engineering from Polytechnic University of Turin. The Company believes that Mr. Fubini is qualified to serve on the Board based on his extensive leadership experience and historic knowledge of Kaleyra. Effective February 10, 2020, Simone Fubini resigned as a member of the Board of Directors of the Company due to personal health reasons, and he passed away on March 27, 2020. Mr. Fubini’s decision to resign from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Matteo Lodrini. Matteo Lodrini joined Kaleyra S.p.A.’s Board of Directors in 2017 and became a director of Kaleyra upon the closing of the Business Combination. Since 2007, Mr. Lodrini has served as the Chief Financial Officer of De Nora Group, a high-growth, global water treatment sector company. He is responsible for all financial operations including leading the company’s acquisition strategy. Mr. Lodrini is a finance executive with significant experience in all phases of cross border corporate transactions, global business development, corporate finance and capital markets, and has an in-depth knowledge of financial operations and controls and internal audit processes. Mr. Lodrini holds a master’s degree in Economics from Brescia University and a masters in Corporate Finance from SDA Bocconi in Milan. The Company believes that Mr. Lodrini is qualified to serve on the Board based on his financial and managerial experience.

John J. Mikulsky joined the Board of Directors as an independent director in December of 2017. He joined the Board of Directors of GigCapital2, Inc. and the Board of Directors of Cognizer, Inc. in March 2019, and the Board of Directors of GigCapital3, Inc. in February 2020. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the Board of Directors of GigPeak from June 2011 until its sale IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Neil Miotto. Neil Miotto joined the Company’s Board in October 2017. Mr. Miotto also serves as a director of GigCapital2, Inc. since March 2019, GigCapital3, Inc. since February 2020, and Cognizer, Inc. since March 2019. In addition, Mr. Miotto served on the Board of Directors of Micrel, Inc. prior to its sale to Microchip

Technology Inc. in May 2015, and on the Board of Directors of GigPeak from 2008 until its sale to IDT in April 2017. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG LLP, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be a “audit committee financial expert” under SEC rules. While at KPMG LLP, Mr. Miotto focused on serving large public companies, primarily semiconductor companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG LLP. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. The Company believes that Mr. Miotto is qualified to serve on the Board based on his financial and managerial experience, and his experience serving on public company boards.

Emilio Hirsch. Emilio Hirsch joined the Board of Directors on February 10, 2020 upon the resignation of Mr. Fubini. Dr. Hirsch has been since 2005 a Full Professor of Experimental Biology at the Medical School of the University of Torino, Italy. Dr. Hirsch is an affiliate and director of Esse Effe, which is the Company’s largest stockholder. Dr. Hirsch oversees Esse Effe’s holdings, particularly its real estate holdings. Dr. Hirsch is also an entrepreneur and the author of over two hundred and fifty publications. He graduated from the University of Torino in 1988, and also received his Ph.D. from the University of Torino in 1994.The Company believes that Dr. Hirsch is qualified to serve on the Board of based upon his entrepreneurial background, and as he has been attending board meetings of Kaleyra S.p.A., the Company’s wholly owned operating subsidiary, for the last four years and has great familiarity with the Company as a result, his historic knowledge of Kaleyra.

Number, Terms of Office and Election of Executive Officers and Directors

Following the Business Combination, our Board was reconstituted and is initially be comprised of seven members, six directors who were voted upon by the stockholders at the special meeting, and a vacancy for a seventh director which our Board will act with regard to filling following the Business Combination when a candidate is identified.

Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Each Class I director, consisting of Messrs. Fubini and Mikulsky, will have a term that expires at the post-combination company’s annual meeting of stockholders in 2020, each Class II director, consisting of Messrs. Miotto and Lodrini, will have a term that expires at the post-combination company’s annual meeting of stockholders in 2021 and each Class III director, consisting of Dr. Katz and Mr. Calogero, will have a term that expires at the post-combination company’s annual meeting of stockholders in 2022, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

Our executive officers are elected by our Board and serve at the discretion of our Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2019.

Audit Committee

We have established an audit committee of the Board . Messrs. Miotto, Mikulsky, and Lodrini serve as members of our audit committee. Mr. Miotto serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Miotto, Mikulsky, and Lodrini are independent.

Each member of the audit committee is financially literate and our Board has determined that Mr. Miotto qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪

assisting the Board in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of the Company’s independent registered public accounting firms;

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

Compensation Committee

We have established a compensation committee of the Board. As of December 31, 2019, the members of our Compensation Committee were Messrs. Mikulsky, Fubini, and Miotto. Mr. Mikulsky serves as chairman of the compensation committee. Upon Mr. Fubini’s resignation from the Board on February 10, 2020, he was replaced on the committee by Mr. Lodrini. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board ;
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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board . As of December 31, 2019, the members of our nominating and corporate governance were Messrs. Fubini, Lodrini, and Mikulsky. Mr. Fubini served as chair of the nominating and corporate governance committee until such time as he resigned from the Board on February 10, 2020, when he was replaced on the committee by Dr. Hirsch and as chair of the committee by Mr. Mikulsky. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪	developing and recommending to the Board the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the Board ;
▪	reviewing candidates recommended by stockholders;
▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board o considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board .

Director Independence

The NYSE American requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Miotto, Mikulsky, Fubini and Lodrini are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://investors.kaleyra.com/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2019 there were no delinquent filers.

Item 11. Executive Compensation

Compensation Philosophy and Objectives

Kaleyra has developed an executive compensation program that is consistent with Kaleyra’s existing compensation policies and philosophies, which are designed to align compensation with its business objectives and the creation of stockholder value, while enabling Kaleyra to attract, motivate and retain individuals who contribute to its long-term success .Decisions on the executive compensation program are made by the compensation committee of the Board.

Decisions regarding executive compensation reflect a belief that the executive compensation program must be competitive in order to attract and retain our executive officers. The compensation committee seeks to implement the compensation policies and philosophies by linking a significant portion of Kaleyra’s executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.

Compensation for Kaleyra’s executive officers has three primary components: base salary, an annual cash incentive bonus and long-term equity-based incentive compensation.

Employment Agreements

On March 13, 2020, Kaleyra has entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero. That employment agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its compensation committee, as well as that he shall be eligible to receive an annual bonus and long-term equity-based awards. The employment agreement with Mr. Calogero is discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.” However, the base salary for Mr. Calogero as stated in the employment agreement is established based on the scope of his responsibilities, taking into account market compensation paid by comparable companies for equivalent positions. Similarly, although there is not an employment agreement between Kaleyra’s EVP and Chief Financial Officer, Mr. Giacomo Dall’Aglio, his base salary has been determined in a similar manner. Furthermore, base salaries will be reviewed annually by the compensation committee to the extent recommended upon advice and counsel of its advisors, and any increases are expected to be similar in scope to Kaleyra’s overall corporate salary increase, if any. For comparison purposes, Kaleyra has utilized compensation survey data from Compensia and the peer company proxy filings. Kaleyra’s philosophy is to target the named executive officer base salaries to be in the range between the median up to the 75th percentile of salaries for executives in equivalent positions at comparable companies. Kaleyra believes targeting the named executive officer salaries to be in the range between the median up to the 75th percentile of salaries relative to comparable companies reflects Kaleyra’s best efforts to ensure it is neither overpaying nor underpaying its named executive officers.

Annual Bonuses

Kaleyra uses annual cash incentive bonuses for the named executive officers to tie a portion of their compensation to financial and operational objectives and key results achievable within the applicable fiscal year. Near the beginning of each year, the compensation committee selects the performance targets, or Objectives and Key Results (“OKR”) or other bonus performance objectives of Kaleyra, target amounts, target award opportunities and other term and conditions of annual cash bonuses for the named executive officers. Following the end of each year, the compensation committee will determine the extent to which the OKR or other performance objectives were achieved and the amount of the award that is payable to the named executive officers. In addition, on occasion, and at the sole discretion of the Board or the compensation committee, Kaleyra may grant special achievement bonuses to the named executive officers in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business.

Equity-Based Awards

Kaleyra uses equity-based awards to reward long-term performance of the named executive officers. Kaleyra believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its named executive officers with the interests of its stockholders and serves to motivate and retain the individual named executive officers. Any awards would be made in accordance with the executive compensation program discussed above. Kaleyra is currently using restricted stock units, or “RSUs” to encourage long term performance.

Other Compensation

Kaleyra maintains various employee benefit plans, including medical, dental, life insurance and defined benefit plans, granted to Italian and Indian employees, and 401(k) plans, in which the named executive officers will participate. It also provides certain perquisites to its named executive officers, subject to the compensation committee’s ongoing review.

Deductibility of Executive Compensation

Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to the chief executive officer, the chief financial officer, the three other most highly paid executive officers of a publicly traded corporation, and anyone previously subject to Section 162(m) for any taxable year beginning after December 31, 2016. It is the policy of Kaleyra to consider the tax impact of its compensation arrangements as one factor, among others, in evaluating and determining the structure, implementation, and amount of awards paid to its executive officers. However, to retain highly skilled executives and remain competitive with other employers, the compensation committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the post-combination company and its stockholders, and maintaining tax deductibility will not be the sole consideration taken into account in determining what compensation arrangements are in our and our stockholders’ best interests. The right to grant compensation that is not deductible is expressly reserved, and Kaleyra may do so.

Director Compensation

Kaleyra’s compensation committee determines the annual compensation to be paid to the members of its Board.

Following are the tabular disclosures of Kaleyra’s executive officer and director compensation:

Summary Compensation Table

The table below sets forth the annual compensation levels of the principal executive officer who serves as Chief Executive of Kaleyra and the next most highly compensated officer.  Kaleyra does not currently have a third named executive officer following the departure of Ms. Pulzone as set forth below. The compensation totals and individual amounts reflect the compensation of such officers by Kaleyra as of December 31, 2019. In fiscal year 2020, such totals and amounts may change based, on among other things, changes to the terms of the employment of such persons.

Name and Principal Position (1)	Year	Base Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	RSUs ($) (4)	All Other Compensation ($)		Total ($)
Dario Calogero President and Chief Executive Officer	2019	$447,779	$—	$—	$3,745,706	$418,126	(5)	$4,611,611
	2018	314,356	157,650	—	—	440,527	(5)	912,533
Giacomo Dall'Aglio (6) EVP and Chief Financial Officer	2019	279,862	—	—	1,872,857	124,610	(7)	2,277,329
	2018	138,003	67,851	1,440,582	—	293,117	(7)	1,939,553
Julia Pulzone (8) Former EVP and Chief Financial Officer	2019	184,932	—	—	—	—		184,932
	2018	—	—	—	—	—		—
Luca Giardina Papa (9) Former Chief Financial Officer	2019	156,714	—	—	655,496	85,391	(10)	897,601
	2018	136,798	40,710	1,440,582	—	79,506	(10)	1,697,596

(1)

All employees paid in local currency; amounts in table are converted to $U.S. to the extent paid in euros. For fiscal year 2018, the salaries were paid in euros and converted to $U.S. for purpose of presentation in this table. An exchange rate of 1.180014 was used for 2018 and is based on the average exchange rate as of December 31, 2018. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate as of December 31, 2019.

(2)

No bonuses were paid for fiscal year 2019. For fiscal year 2018, all amounts represent annual bonuses that were paid in that fiscal year. All bonuses were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.180014 was used and is based on the average exchange rate as of December 31, 2018. The amount for Mr. Calogero includes an annual bonus received in November 2018 and June 2019 of $157,650 (133,600 euros).

(3)

All amounts represent the value of vested shares awarded to Mr. Dall’Aglio and Mr. Papa. Mr. Dall’Aglio and Mr. Papa each received a stock option grant of 1,377 shares in fiscal year 2018 under the Kaleyra S.p.A. Stock Option Plan. Such shares were to vest over a three-year period. In December 2018, the Kaleyra S.p.A. Board of Directors terminated the Kaleyra S.p.A. Stock Option Plan and all options issued under this plan fully vested. Kaleyra S.p.A. issued these shares to Mr. Dall’Aglio and Mr. Papa. The shares were valued in euros and have been converted to $U. S. for purposes of presentation in this table. An exchange rate of 1.180014 was used for 2018 and is based on the average exchange rate as of year ended December 31, 2018.

(4)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(5)

Other Compensation for Mr. Calogero includes $391,806 for 2019 and $413,005 for 2018 as an annual relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021, paid in equal monthly installments in 2019 and, for 2018, in a single installment paid in November 2018, respectively. Mr. Calogero also received benefits in the amount of $26,320 for 2019 and $27,523 for 2018 for company-paid contributions to the pension plan (23,511 euros and 23,324 euros, respectively). These amounts were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate as of year ended December 31, 2019. In addition, an exchange rate of 1.180014 was used for 2018 and is based on the average exchange rate as of year ended December 31, 2018.

(6)

Mr. Dall’Aglio was appointed Chief Financial Officer effective December 16, 2019, the base salary reported is that one recognizes from that date. Prior to that time, he was the Company’s EVP and Chief Corporate Development Officer.

(7)

Other Compensation for 2019 for Mr. Dall’Aglio includes $82,279 (73,500 euros) as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021. Mr. Dall’Aglio also received benefits in the amount of $4,133 (3,692 euros) for health care insurance, $5,597 (5,000 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $ 22,987 (20,534 euros) on behalf of Mr. Dall’Aglio to the National Social Welfare Institution Pension Plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and $9,613 (8,588 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate as of year ended December 31, 2019. Other Compensation for 2018 for Mr. Dall’Aglio includes $236,003 (200,000 euros) as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021. Mr. Dall’Aglio also received benefits in the amount of $4,418 (3,744 euros) for a company provided car net of reimbursement for personal usage percentage, $4,369 (3,703 euros) for health care insurance, $5,900 (5,000 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $32,321 (27,390 euros) on behalf of Mr. Dall’Aglio to the National Social Welfare Institution Pension Plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and $10,106 (8,564 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to $U. S. for purposes of presentation in this table. An exchange rate of 1.180014 was used for 2018 and is based on the average exchange rate as of year ended December 31, 2018

(8)	Ms. Pulzone became the Chief Financial Officer of Kaleyra S.p.A. on March 18, 2019, and ceased being the Company’s EVP and Chief Financial Officer effective December 12, 2019.
(9)	Mr. Papa served as the Chief Financial Officer of Kaleyra S.p.A. prior to March 18, 2019.
(10)

Other Compensation for 2019 for Mr. Papa includes benefits in the amount of $8,092 (7,229 euros) for a company provided car net of reimbursement for personal usage percentage, $4,145 (3,703 euros) for health care insurance, $5,585 (4,989 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $57,981 (51,794 euros) on behalf of Mr. Papa to the National Social Welfare Institution Pension Plan. This represents a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Papa, and $9,587 (8,564 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate as of year ended December 31, 2019. Other Compensation for 2018 for Mr. Papa includes benefits in the amount of $8,530 (7,229 euros) for a company provided car net of reimbursement for personal usage percentage, $4,369 (3,703 euros) for health care insurance, $5,888 (4,989 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $50,613 (42,892 euros) on behalf of Mr. Papa to the National Social Welfare Institution Pension Plan. This represents a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Papa, and $10,106 (8,564 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.180014 was used for 2018 and is based on the average exchange rate as of year ended December 31, 2018.

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($)
Dario Calogero	454,025	(1)	$3,745,706
Giacomo Dall'Aglio	227,013	(2)	1,872,857
Luca Giardina Papa	79,454	(3)	655,496

(1)

454,025 Restricted Stock Units ("RSUs") which vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024. The Company will withhold shares of stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Calogero.

(2)

227,013 RSUs which vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024. The Company will withhold shares of stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Dall'Aglio.

(3)

79,454 RSUs which vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024. The Company will withhold shares of stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Papa.

Employment Arrangements with Named Executive Officers

Subsequent to December 31, 2019, Kaleyra on March 13, 2020 entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero (the “Calogero Employment Agreement”). The Calogero Employment Agreement is for a three-year period commencing on November 26, 2019. It provides that Mr. Calogero shall serve as the Chief Executive Officer of Kaleyra and its subsidiaries, with services to be provided both in New York, New York and in Milan, Italy. The Calogero Employment Agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its compensation committee, as well as that he shall be eligible to receive an annual bonus and long-term equity-based awards. The target bonus opportunity for Mr. Calogero is 100% of his base salary (the “Annual Target Bonus”), and at the discretion of the Board, he may also be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business. Payment of a bonus based upon the Annual Target Bonus shall be done after the compensation committee has determined in its sole and absolute discretion whether Mr. Calogero’s performance has achieved the OKR, or other performance objectives established for purposes of bonuses. Beginning in 2021, Mr. Calogero is also eligible to receive grants of long-term awards in the form of cash and/or equity awards under the Kaleyra, Inc. 2019 Equity Incentive Plan. The Calogero Employment Agreement also provides that Mr. Calogero is eligible to participate in the all employee benefit and insurance plans that Kaleyra maintains for similarly situated executives, and that he will receive a relocation allowance covering the period of time that Mr. Calogero is based in New York (which is expected to end in July 2021) of $400,000 per year.

In the event that Mr. Calogero’s employment is terminated for “cause” by Kaleyra or because he resigns without “good reason” (as such terms are defined in the Calogero Employment Agreement), then he will be paid his base salary for the period prior to the effective date of termination and any accrued but unused vacation time, unreimbursed expenses and other payments and benefits prior to such termination. If Kaleyra terminates his employment without cause or he terminates his employment for good reason, then he will receive additional payments from Kaleyra. If such termination is not within the two-year period following a Change in Control (as such term is defined in the Calogero Employment Agreement), then Mr. Calogero will receive in addition to that which he would receive if his employment is terminated for cause, as a severance an amount equal to two times the sum of (1) his base salary, plus (2) an amount equal to his Annual Target Bonus, plus a bonus for the year of termination, as well as immediate vesting of any service-based vesting conditions applicable to long-term awards previously granted, provided that any performance-vesting conditions shall still apply. Mr. Calogero will also receive insurance coverage for two years. If such termination is within the two-year period following a Change in Control, then the severance amount shall be for three times, rather than two times, the sum of (1) his base salary, plus (2) an amount equal to his Annual Target Bonus. In addition, if Mr. Calogero’s employment terminates because he becomes disabled or he dies, then there shall be immediate vesting of any outstanding, unvested long-term awards, including any performance-based awards.

Kaleyra also on March 13, 2020, entered into an amendment of awards with its Chief Financial Officer, Mr. Giacomo Dall’Aglio (the “Dall’Aglio Amendment of Awards”). The Dall’Aglio Amendment of Awards provides that if Mr. Dall’Aglio’s employment is terminated for “cause” by Kaleyra or because he resigns without “good reason” (as such terms are defined in the Dall’Aglio Amendment of Awards) within the twelve months following a Covered Transaction (as such term is defined in the Kaleyra, Inc. 2019 Equity Incentive Plan), then one hundred percent of the remaining unvested long-term awards issued to Mr. Dall’Aglio in accordance with the terms of the Kaleyra, Inc. 2019 Equity Incentive Plan, shall become vested and immediately exercisable if the award requires exercise, and one hundred percent of the remaining undelivered shares shall be delivered for such awards that are restricted stock units.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2019.

Name	Fees earned or paid in cash (1)	Stock Awards ($)	RSU Awards ($) (2)	Total
Dr. Avi S. Katz, Chairman of the Board	$31,250	$—	$2,079,107	$2,110,357
Neil Miotto, Independent Director and Chairman of the Audit Committee	20,000	—	1,142,675	1,162,675
John Mikulsky, Independent Director and Chairman of the Compensation Committee	20,000	—	1,142,675	1,162,675
Simone Fubini, Independent Director and Chairman of the Nominating and Corporate Governance Committee	12,500	—	768,108	780,608
Matteo Lodrini, Independent Director	15,000	—	768,108	783,108

(1)	All fees earned were paid out in December 2019.
(2)	The RSU awards amounts are based on the number of shares granted times the grant date fair value per share of $8.25. None of the RSUs granted in 2019 had vested as of December 31, 2019.

As of December 31, 2019, each current director, other than directors who are also our named executive officers, held the following outstanding restricted stock unit awards:

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($) (4)
Avi Katz	252,013	(1)	$2,079,107
Neil Miotto	138,506	(2)	1,142,675
John Mikulsky	138,506	(2)	1,142,675
Simone Fubini	93,104	(3)	768,108
Matteo Lodrini	93,104	(3)	768,108

(1)

252,013 RSUs, of which (i) 227,013 of such RSUs vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 20,000 of such RSUs vest in four quarterly installments, beginning on February 1, 2020 and subsequently on May 1, 2020, August 1, 2020, and November 1, 2020, and (iii) 5,000 of such RSUs vest on February 1, 2020.

(2)

138,506 RSUs, of which (i) 113,506 of such RSUs vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 20,000 of such RSUs vest in four quarterly installments, beginning on February 1, 2020 and subsequently on May 1, 2020, August 1, 2020, and November 1, 2020, and (iii) 5,000 of such RSUs vest on February 1, 2020.

(3)

93,104 RSUs, of which (i) 68,104 of such RSUs vest as follows: 25% of the RSUs will vest on February 1, 2021, and the remaining 75% vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 20,000 of such RSUs vest in four quarterly installments, beginning on February 1, 2020 and subsequently on May 1, 2020, August 1, 2020, and November 1, 2020, and (iii) 5,000 of such RSUs vest on February 1, 2020.

(4)	Amounts are based on number of shares not vested times the grant date fair value per share of $8.25.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of Kaleyra by:

•	each person known to be the beneficial owner of more than 5% of the Common Stock of Kaleyra;
•	each of Kaleyra’s officers and directors; and
•	all executive officers and directors of Kaleyra as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or restricted stock units that will vest within 60 days.  As of April 15, 2020 there were 19,969,048 of our Common Stock issued and outstanding.

Unless otherwise indicated, Kaleyra believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of Kaleyra beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares		% of Class
GigAcquisitions, LLC (2)	2,579,515	(3)	12.75%
Esse Effe S.p.A. (4)	5,581,336	(5)	26.68%
Maya Investments Limited (6)	5,483,581	(7)	26.57%
GigFounders, LLC (8)	715,698		3.58%
Dr. Avi S. Katz (2)(8)	3,310,213	(3)	16.35%
Neil Miotto	15,000	*	*
John Mikulsky	35,000	*	*
Dario Calogero (6)	5,483,581	(7)	26.57%
Giacomo Dall'Aglio	180,145	*	*
Julia Pulzone (9)	—		—
Simone Fubini (4)	5,674,440	(5)	28.42%
Matteo Lodrini	15,000	*	*
Emilio Hirsch	—		—
Luca Giardina Papa	180,145	*	*
All directors and executive officers (10 individuals) as a group	14,893,524		67.97%
Geode Capital Management LP	2,170,776	(10)	9.80%
AQR Capital Management LLC	1,125,000	(11)	5.33%
Lighthouse Investment Partners, LLC	1,043,416	(12)	4.97%
Nomura Holdings Inc.	1,623,000	(13)	8.13%

*	Less than 1%.
(1)

Unless otherwise indicated, the business address of GigAcquisitions, LLC, GigFounders, LLC and each of Dr. Avi S. Katz, Neil Miotto and John Mikulsky is 1731 Embarcadero Road, Suite 200, Palo Alto, CA 94303. The address for Esse Effe S.p.A. is 41, Via Valeggio, Torino, Italy, 10129, Maya Investments Limited is Corso De Porta Nuova 16, Milan, Italy, 20121 and the other individuals is c/o Kaleyra, S.p.A., Via Marco D’Aviano, 2, Milano MI, Italy, 20131.

(2)

Represents shares held by the Sponsor. The shares held by the sponsor are beneficially owned by Dr. Avi S. Katz, the Chairman of the Board of Kaleyra, and the manager of Sponsor, who has sole voting and dispositive power over the shares held by our sponsor.

(3)	Includes 267,000 shares of Kaleyra common stock underlying warrants that are exercisable within 60 days.
(4)

Esse Effe S.p.A is affiliated with Simone Fubini, and the shares were beneficially owned by Mr. Fubini, who was one of the directors of Kaleyra. Mr. Fubini resigned as a director of Kaleyra on February 10, 2020, and he passed away on March 27, 2020.

(5)	Does not include Esse Effe S.p.A’s contingent right to receive up to 950,211 Earnout Shares in accordance with terms of the Stock Purchase Agreement.

(6)	Maya Investments Limited is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra.
(7)	Does not include Maya Investments Limited’s contingent right to receive up to 667,643 Earnout Shares in accordance with terms of the Stock Purchase Agreement.
(8)

Represents shares held by one of the members of GigAcquisitions, LLC which it received from GigAcquisitions, LLC. The shares held by GigFounders, LLC are beneficially owned by Dr. Avi S. Katz, and the Managing Member of GigFounders, who has sole voting and dispositive power over the shares held by GigFounders, LLC.

(9)	Ms. Pulzone’s employment with Kaleyra ended on December 12, 2019.
(10)

Based on the Schedule 13G filed by Geode Capital Management, LP as filed with the SEC on February 13, 2020.  Includes 2,170,776 shares underlying warrants that are exercisable within 60 days.  The business address reported is 100 Summer Street 12th Floor, Boston, MA 02110.

(11)

Based on the Schedule 13G filed by AQR Capital Management LLC as filed with the SEC on February 14, 2020.  Includes 1,125,000 shares underlying warrants that are exercisable within 60 days.  The business address reported is Two Greenwich Plaza, Greenwich, CT 06830.

(12)

Based on the Schedule 13G filed by Lighthouse Investment Partners, LLC as filed with the SEC on February 6, 2020.  Includes 1.043,416 shares underlying warrants that are exercisable within 60 days.  The business address reported is 801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.

(13)	Based on the Schedule 13G filed by Nomura Holdings Inc. as filed with the SEC on February 14, 2020. The business address reported is 1-9-1 Nihonbashi, Chuo-ku, Tokyo 103-8645, Japan.

Registration Rights

On December 7, 2017, Kaleyra entered into an amended and restated registration rights agreement with certain of its stockholders (the “Registration Rights Holders”), pursuant to which such Registration Rights Holders were granted certain rights relating to the registration of shares of common stock held by them.

Pursuant to the terms of the Stock Purchase Agreement, Kaleyra, the Sellers’ Representative under the Stock Purchase Agreement and the Registration Rights Holders on November 25, 2019 entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) which became effective as of the closing of the Business Combination. Under the Registration Rights Agreement, the Registration Rights Holders hold registration rights that obligate Kaleyra to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), all or any portion of the Registrable Securities (as defined in the Registration Rights Agreement) held by the Registration Rights Holders. Each or any of Cowen Investments II LLC, Seller’s Representative or stockholders holding a majority-in-interest of the then-outstanding Registrable Securities will be entitled to make a written demand for registration under the Securities Act of all or part of the their Registrable Securities, subject to exceptions, including that such shares are not then restricted under lock-up agreements with Kaleyra and the gross proceeds reasonably anticipated to be generated from the offering subject to such demand equals or exceeds $15.0 million. Subject to certain exceptions, if any time after the Closing, Kaleyra proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, Kaleyra shall give notice to the Registration Rights Holders as to the proposed filing and offer such stockholders an opportunity to register the sale of such number of their Registrable Securities as they request in writing. In addition, subject to certain exceptions, the Registration Rights Holders will be entitled under the Registration Rights Agreement to request in writing that Kaleyra register the resale of any or all of their Registrable Securities on Form S-3 and any similar short-form registration statement that may be available at such time.

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

In addition, Kaleyra has on March 6, 2020 agreed to issue 140,000 shares to Northland Securities, Inc. (“Northland”). In connection with the issuance of these shares, Kaleyra has agreed to provide Northland with certain registration rights with respect to these shares to the same extent, and on the same terms, as provided pursuant to the Registration Rights Agreement.

Item 13. Certain Relationships and Related Transactions

Notes Payable to the Sellers

Pursuant to the terms of an amendment to the Stock Purchase Agreement dated November 23, 2019, the Company recognized the aggregate closing consideration to be paid to two of the Sellers at the closing of the Business Combination (the “Aggregate Closing Consideration”) in the form of unsecured convertible promissory notes (the “Notes”) for a specified principal amount (the “Note Principal Amount”). Of these Notes, two of them were issued at the closing of the Business Combination as unsecured promissory notes to each of Esse Effe and Maya, two companies incorporated in Italy and the U..K., respectively, that are affiliated with members of the Company’s Board of Directors, in the amounts of $6.0 million and $1.5 million respectively, (the “Cash Consideration Notes”). Interest on the Cash Consideration Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing Date, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. The outstanding principal balance of the Cash Consideration Notes, plus all accrued and unpaid interest and fees due under the Cash Consideration Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after Buyer receives the Financing Proceeds. Please refer to the Company’s consolidated financial statements for further details. The outstanding amount due by the Company for all of the Notes was $15.0 million plus $43,000 of accrued interest as of December 31, 2019 (zero as of December 31, 2018).

Notes Payable to Certain of the Founders of the Company

On November 23, 2019, the Company and each of the GigAcquisitions, LLC (the “Sponsor”) and one of the holders of the Sixth Extension Notes and Fourth Working Capital Notes discussed below, GigFounders, LLC, agreed to amend and restate the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note (each as discussed below) held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (for the Initial Extension Note, the Second Extension Note and the Sixth Extension Note, the “Amended Extension Notes”, and for the Second Working Capital Note and Fourth Working Capital Note, the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has subsequent to year end entered into forward share purchase agreements), of cash proceeds in an amount not less than the Financing Proceeds, be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On November 23, 2019, the Company issued the Amended Extension Notes and Amended Working Capital Notes to the Sponsor and GigFounders, LLC, as appropriate, for each of the Initial Extension Note, Second Extension Note, Working Capital Note, Sixth Extension Note and Fourth Working Capital Note. Please refer to the Company’s consolidated financial statements for further details.

The outstanding amount due by the Company to related parties was $1.9 million plus $5,800 of accrued interest as of December 31, 2019 (zero as of December 31, 2018). See Note 11 – Notes Payable for additional information.

Consulting Agreement

On January 9, 2017, Kaleyra S.p.A. entered into a consulting services agreement with Esse Effe. The agreement with Esse Effe was terminated on December 31, 2018. Costs incurred by Kaleyra for the above consulting services were zero and $118,000 in the years ended December 31, 2019 and 2018, respectively. The outstanding amount due by Kaleyra to Esse Effe was zero and $35,000 as of December 31, 2019 and 2018, respectively.

Legal Services

During the years ended December 31, 2019 and 2018, Kaleyra S.p.A. purchased legal services by a partner of Studio Legale Chiomenti who is a family member of a key manager of Kaleyra S.p.A. Costs incurred by Kaleyra S.p.A. for the above legal services were $694,000 and $204,000 in the years ended December 31, 2019 and 2018, respectively.

Loans

During 2018 and 2019 Kaleyra S.p.A. granted personal loans to certain directors and executive managers. In November 2019, one of the two existing loans granted to Company’s directors and executive managers was reimbursed in full for a total amount of $36,000. The outstanding amount of these loans was $22,000 and $67,000 as of December 31, 2019 and 2018, respectively. The Company earned interest income on such loans of $600 and $700 for the years ended December 31, 2019 and 2018, respectively.

Employee Relationships

In 2016, Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, joined Kaleyra S.p.A. as an employee. Kaleyra S.p.A. was awarded certain contracts for services previously provided by Ms. Levy while employed by a prior company. These contracts had a cumulative value of $481,000 through 2018. Ms. Levy received no remuneration from Kaleyra S.p.A. or any third parties for her role in assisting Kaleyra S.p.A. in obtaining the contracts. In 2018, these contracts were completed and Ms. Levy transitioned to a new role within the marketing team of Kaleyra S.p.A. From 2016 to 2018 Ms. Levy was paid salary and benefits in the total amount of $638,000. Ms. Levy received salary and benefits in the amount of $239,000 for the year ended December 31, 2019.

Solutions Infini Preference shares

As a part of the Solutions Infini purchase agreement, Kaleyra assumed the obligation to purchase preference shares from certain executive managers of Solutions Infini in 2020 at a variable price determined based upon the target EBITDA of Solutions Infini expected for the year ending March 31, 2020. From an accounting perspective, these preference shares represent compensation for future services for the eligible employees. As of December 31, 2019, the outstanding obligation for preference shares due to executive managers was $1.8 million. In addition, during the year ended December 31, 2019, the Company incurred $360,000 of compensation expense for executive managers, relating to preference shares compensation.

Pre-Business Combination Related Party Transactions of GigCapital, Inc.

During October 2017, the founders of GigCapital, Inc. (the “Founders”) purchased 4,267,500 Founder Shares for $25,000, or approximately $0.005858 per share. In November and December 2017, the Company canceled 738,750 Founders Shares for no consideration. Additionally, on December 7, 2017, the Company issued an aggregate of 65,000 Founder Shares solely in consideration of then-future services to each of its independent directors and to Mr. Barrett Daniels, the Company’s former Vice President and Chief Financial Officer. As a result, each of Messrs. Mikulsky, Wang and Porter have received 20,000 Founder Shares, and Mr. Daniels received 5,000 Founder Shares, which were cancelled upon Mr. Daniels’s resignation in July 2018. As a result, there are 3,588,750 Founder Shares outstanding as of September 30, 2018. The Founder Shares are identical to the common stock included in the Units sold by the Company in its initial public offering (the “Offering”) except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Subject to certain limited exceptions, the Founders and management team have agreed not to transfer, assign or sell any of their Founder Shares or private placement units, or the securities underlying the private placement units, including the Placement Shares, until one year after the date of the consummation of the Business Combination. Notwithstanding the foregoing, (1) if the last sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (2) if the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, then the aforenamed securities will be released from the lock-up. Permitted Transferees would be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any such securities.

The Company’s Offering prospectus and amended and restated certificate of incorporation provided that the Company initially had until March 12, 2019 (the date which was 15 months after the consummation of the Offering) to complete the Business Combination. The Company’s Offering prospectus and amended and restated certificate of incorporation also provided that the Company could extend such 15 months period an additional 3 months if the Founders deposited into the Company’s Trust Account established following the Offering an amount equal to the aggregate total of $0.10 per public share sold in the Offering, for a total deposit of $1.4 million.

On March 6, 2019, the Company issued four unsecured promissory notes in the aggregate principal amount of $1.4 million, representing $0.10 per public share. These notes were issued to the Sponsor and the three other investors. The aggregate funds were deposited into the Trust Account, and as a result, the period of time the Company had to consummate the Business Combination and the date for cessation of operations of the Company if the Company had not completed a Business Combination was extended from March 12, 2019 to June 12, 2019 (“Initial Extension”). The terms of the trust agreement did not require an amendment of the amended and restated certificate of incorporation in order to accomplish the Initial Extension.

In conjunction with the approval of an amendment to the amended and restated certificate of incorporation to further extend the time to consummate the Business Combination to December 12, 2019, the (“Second Extension”), the Founders agreed to contribute to the Company as a loan $240,000 for each calendar month, or portion thereof, that is needed by the Company to complete the Business Combination with Kaleyra S.p.A. (each, a “Contribution”). The Contributions were conditional upon the implementation of the Second Extension. The Contributions did not bear interest and were repayable by the Company upon consummation of the Business Combination with Kaleyra S.p.A. The Sponsor had the sole discretion to determine whether to continue extending for additional months until the Extended Date, and if the Sponsor determined not to continue extending for additional months, the obligation of the Founders to make additional Contributions would have terminated and the Company would have dissolved and liquidated in accordance with its amended and restated certificate of incorporation.

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

On October 2, 2019 and October 11, 2019, in conjunction with the fifth monthly Contribution, an additional aggregate of $157,966 of working capital was loaned to the Company by certain of the Founders and affiliates thereof, for a total aggregate of $291,694 working capital loaned in conjunction with the fifth monthly Contribution. Effective October 11, 2019, the Company cancelled the Third Working Capital Notes dated August 12, 2019 in the amount of $319,221 and reissued the Fourth Working Capital Notes to include the aggregate of the first through the fourth working capital loans to the Company for the payees in the total amount of $610,915. The Fifth Extension Notes and Fourth Working Capital Notes also bore no interest and were repayable in full upon the consummation of the Kaleyra S.p.A. Business Combination.

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

The holders of the Founder Shares issued and outstanding, as well as the holders of the private placement units and any units the Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement as described above in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Registration Rights Agreement.”.

The Sponsor agreed, commencing on December 7, 2017, through the consummation of the Business Combination, to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company required from time to time. The Company agreed to pay the Sponsor an aggregate of $20,000 per month for these services. Dr. Avi S. Katz, the Executive Chairman of the Board of Directors, is the manager of the Sponsor. In addition, he and Mr. Miotto, one of the Company’s independent directors, have formed a partnership, of which 90% is owned by Dr. Katz and the remaining 10% is owned by Mr. Miotto, and that partnership, which is also managed by Dr. Katz, has a financial and voting interest in the Sponsor that entitles this partnership to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor.

Related Party Policy

The Company’s Code of Ethics will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of the Company’s subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company’s audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. The Company also requires each of the Company’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14. Principal Accounting Fees and Services.

For the Company’s fiscal year ended December 31, 2018, the Kaleyra S.p.A.’s independent registered public accounting firm was KPMG S.p.A. Upon the Business Combination, Kaleyra S.p.A. is considered the “accounting acquiror” of Kaleyra, Inc. (f/k/a GigCapital, Inc.), even though Kaleyra, Inc. is the legal acquiror. BPM LLP has been and remains the independent registered public accounting firm of Kaleyra, Inc., including for the fiscal year ended December 31, 2019. As previously disclosed in our Current Report on Form 8-K dated December 2, 2019, following the closing of the Business Combination, KPMG S.p.A. declined to stand for reappointment. The Boards of Directors of Kaleyra S.p.A. and Kaleyra, Inc., and the audit committee of the Board of Directors of Kaleyra, Inc. did not take any action with respect to the status of KPMG S.p.A. as the audit committee of the Board of Directors had previously named BPM LLP as the independent registered public accounting firm of Kaleyra, Inc., and such appointment had been ratified by the stockholders of such party.

Fees for professional services provided by the Company’s independent registered public accounting firm include (in thousands):

	Year Ended December 31,
	2019	2018
Audit Fees (1)	$766	$134
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$766	$134

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.
(2)	Financial Statement Schedules: All schedules have been attached because the required information is either not applicable or is included in the consolidated financial statements or notes thereto.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of February 22, 2019 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 26, 2019).

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of September 24, 2019 (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed with the SEC on September 24, 2019).

2.3	Amendment No. 2 to Stock Purchase Agreement, dated November 23, 2019 (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019).

2.4

Stock Purchase Agreement, dated as of July 31, 2018, by and among Buc Mobile, Inc., Ipai Terry Hsiao, and the Sellers. (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

2.5*

Share Purchase and Shareholders Agreement, dated October 15, 2016, as amended, by and among Ubiquity SRL, Solutions Infini Technologies (India) Private Limited and the Sellers. (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

3.1	Second Amended and Restated Certificate of Incorporation of Kaleyra, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

3.2	Amended and Restated Bylaws of Kaleyra, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

4.2	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.1	Amended and Restated Registration Rights Agreement, dated November 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.2

Warrant Agreement between Continental Stock Transfer  & Trust Company and GigCapital, Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed with the SEC on December 12, 2017).

10.3

Forward Share Purchase Agreement, dated September  27, 2019, by and among the Company, Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as  filed with the SEC on September 27, 2019).

10.4

Forward Share Purchase Agreement, dated October  1, 2019, by and between the Company and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 2, 2019).

10.5

Amendment to Forward Share Purchase Agreement, dated October  2, 2019, by and between the Company and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 3, 2019).

10.6

Forward Share Purchase Agreement, dated November  19, 2019, by and between GigCapital, Inc. and Glazer Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 20, 2019).

10.7

Forward Share Purchase Agreement, dated November  19, 2019, by and between GigCapital, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on November 20, 2019).

10.8	Form of Amended Extension Note, dated November 25, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019).

10.9	Form of Amended Working Capital Note, dated November 25, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019).

10.10#	Kaleyra, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.11#	Kaleyra, Inc. 2019 Form of RSU award agreement. (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.12#	Kaleyra, Inc. 2019 Form of Incentive Stock Option award agreement. (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.13#	Kaleyra, Inc. 2019 Form of Nonstatutory Stock Option award agreement. (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.14

Form of Notes, attached as an exhibit to the Stock Purchase Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 2.1 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 26, 2019).

10.15

Form of Cash Consideration Notes, attached as an exhibit to Amendment No.  2 to Stock Purchase Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 2.3 (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019).

10.16†

Loan Contract, dated as of July 23, 2018, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.17

Loan Contract, dated as of April 10, 2019, by and between Kaleyra and Unione di Banche Italiane S.p.A. (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.18†

Loan Contract, dated as of April 10, 2019, by and between Kaleyra and Banca Monte dei Paschi di Siena (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.19

Loan Contract, dated as of April 30, 2019, by and between Kaleyra and Banco BPM S.p.A. (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.20

Loan Contract, dated as of July 23, 2019, by and between Kaleyra and Banco BPM S.p.A. (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.21

Loan Contract, dated as of July 25, 2019, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.22

Deed of Renegotiation of an Unsecured Loan into a Current Loan, dated as of July 25, 2019, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.23†

Loan Contract, dated as of August 2, 2019, by and between Kaleyra and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.24

Addendum to Loan Contract, dated as of August 2, 2019, by and between Kaleyra and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.25**†

Premium SMS Agreement, dated as of September 15, 2010, by and between Ubiquity S.r.l. (the predecessor to Kaleyra) and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.26**

Amendment to Premium SMS Agreement, dated as of December 1, 2011, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.27**

Amendment to Premium SMS Agreement, dated as of August 1, 2012, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.28**

Amendment to Premium SMS Agreement, dated as of December 10, 2014, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.29**

Amendment to Premium SMS Agreement, dated as of May 20, 2016, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.30**

Amendment to Premium SMS Agreement, dated as of May 22, 2018, by and between by and between Kaleyra and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.31†

Loan Contract, dated as of February 15, 2017, by and between Ubiquity S.r.l. and Unione di Banche Italiane S.p.A. (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.32†

Loan Contract, dated as of May 29, 2015, by and between Ubiquity S.r.l. and Finlombarda S.p.A. (Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.33**†

Loan Agreement, dated as of July 27, 2017, by and between Ubiquity S.r.l. and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019.)

10.34**†

Loan Contract, dated as of September 28, 2016, by and between Ubiquity S.r.l. and Simest S.p.A. (Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K as filed with the SEC on December 5, 2019.)

10.35

Amendment No. 2 to Forward Share Purchase Agreement, dated December 13, 2019, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019.)

10.36

Amendment No. 2 to Forward Share Purchase Agreement, dated December 13, 2019, by and between Kaleyra, Inc. and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019.)

10.37

Amendment No. 1 to Forward Share Purchase Agreement, dated December 13, 2019, by and between Kaleyra, Inc. and Glazer Capital, LLC. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019.)

10.38

Letter of Credit and Reimbursement Agreement, dated January  7, 2020, by and between Kaleyra, Inc. and EagleBank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on January 10, 2020.)

10.39

Amendment No. 3 to Forward Share Purchase agreement, dated January 23, 2020, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on January 23, 2020.)

10.40

Amendment No. 3 to Forward Share Purchase Agreement, dated January 23, 2020, by and between Kaleyra, Inc. and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on January 23, 2020.)

10.41

Amendment to Forward Share Purchase Agreement, dated February 7, 2020, by and between GigCapital, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on February 12, 2020.)

10.42

Promissory Note, dated March 6, 2020, by and between Kaleyra, Inc. and Northland Securities, Inc.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 9, 2020.)

10.43

Securities Issuance Agreement, dated March 6, 2020, by and between Kaleyra, Inc. and Northland Securities, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 9, 2020.)

10.44+	Settlement Agreement and Release entered into as of April 16, 2020, by and between Kaleyra, Inc., Cowen and Company, LLC, and Chardan Capital Markets, LLC.

21.1+	Subsidiaries of the Registrant

23.1+	Consent of BPM LLP Independent Registered Public Accounting Firm

23.2+	Consent of KPMG Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
**

Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

+	Filed herewith.
†

Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

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

KALEYRA, INC.

Date: April 21, 2020	By:	/s/ Dario Calogero
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

Name	Title	Date

/s/ Dario Calogero	President, Chief Executive Officer, and Director	April 21, 2020
Dario Calogero	(Principal Executive Officer)

/s/ Giacomo Dall’Aglio	Chief Financial Officer	April 21, 2020
Giacomo Dall’Aglio	(Principal Financial and Accounting Officer)

/s/ Avi S. Katz	Chairman of the Board of Directors	April 21, 2020
Dr. Avi S. Katz

/s/ Neil Miotto	Director	April 21, 2020
Neil Miotto

/s/ John Mikulsky	Director	April 21, 2020
John Mikulsky

/s/ Emilio Hirsch	Director	April 21, 2020
Emilio Hirsch

/s/ Matteo Lodrini	Director	April 21, 2020
Matteo Lodrini