Form 10-Q
period 2020-03-31
Kaleyra, Inc.
filed 2020-05-15
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38320

KALEYRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Via Marco D’Aviano, 2, Milano MI, Italy	20131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +39 02 288 5841

(Former name or former address, if changed since last report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KLR	NYSE American LLC
Warrants, at an exercise price of $11.50 per share of Common Stock	KLR WS	NYSE American LLC

As of May 12, 2020, there were 22,195,276 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,237	$16,103
Restricted cash	20,810	20,894
Short-term investments	3,079	5,124
Trade receivables, net	36,307	39,509
Prepaid expenses	1,246	648
Other current assets	2,757	4,224
Total current assets	80,436	86,502
Property and equipment, net	3,888	3,393
Intangible assets, net	8,665	9,353
Goodwill	16,370	16,953
Other long-term assets	2,082	1,203
Total Assets	$111,441	$117,404
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$56,674	$63,320
Debt for forward share purchase agreements	31,530	34,013
Notes payable	2,113	1,667
Notes payable due to related parties	13,115	9,411
Lines of credit	5,278	3,627
Current portion of bank and other borrowings	5,925	7,564
Deferred revenue	1,538	1,397
Preference shares	1	683
Preference shares due to related parties	1	1,847
Payroll and payroll related accrued liabilities	2,929	1,038
Other current liabilities	2,023	1,379
Total current liabilities	121,127	125,946
Long-term portion of bank and other borrowings	20,621	16,134
Long-term portion of notes payable due to related parties	3,750	7,500
Long-term portion of employee benefit obligation	1,341	1,398
Deferred tax liabilities	1,638	2,045
Other long-term liabilities	4,599	3,155
Total Liabilities	153,076	156,178
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 20,254,217 shares issued and 20,019,048 shares outstanding as of March 31, 2020 and 19,977,113 shares issued and outstanding as of December 31, 2019	2	2
Additional paid-in capital	11,190	2,143
Treasury stock, at cost; 235,169 and 0 shares as of March 31, 2020 and December 31, 2019, respectively	(2,587)	—
Accumulated other comprehensive income (loss)	(424)	74
Accumulated deficit	(49,816)	(40,993)
Total stockholders’ equity (deficit)	(41,635)	(38,774)
Total liabilities and stockholders’ equity (deficit)	$111,441	$117,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$33,633	$27,725
Cost of revenue	28,902	22,476
Gross profit	4,731	5,249
Operating expenses:
Research and development	2,810	1,196
Sales and marketing	3,743	1,472
General and administrative	7,759	3,779
Total operating expenses	14,312	6,447
Loss from operations	(9,581)	(1,198)
Other income, net	42	82
Financial income (expense), net	(41)	70
Foreign currency income (loss)	168	(254)
Loss before income tax expense (benefit)	(9,412)	(1,300)
Income tax expense (benefit)	(589)	79
Net loss	$(8,823)	$(1,379)
Net loss per common share, basic and diluted (1)	$(0.44)	$(0.13)
Weighted-average shares used in computing net loss per common share, basic and diluted (1)	19,979,589	10,687,106

______________________________

(1)

Amounts for the three months ended March 31, 2019 were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and net loss per share, basic and diluted were retrospectively adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,823)	$(1,379)
Other comprehensive income (loss):
Foreign currency translation adjustments	(502)	561
Net unrealized gain on marketable securities, net of tax (1)	4	15
Total other comprehensive income (loss)	(498)	576
Total comprehensive loss	$(9,321)	$(803)

______________________________

(1)	The Company recorded $1,000 and $5,000 of tax expense on unrealized gain on marketable securities for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(235,169)	—	2,587	235,169	(2,587)	—	—	—
Change in forward share purchase agreement liability	—	—	(271)	—	—	—	—	(271)
Stock-based compensation (RSUs)	137,104	—	6,204	—	—	—	—	6,204
Common stock issued to settle a payable (1)	140,000	—	527	—	—	—	—	527
Net loss	—	—	—	—	—	—	(8,823)	(8,823)
Other comprehensive loss	—	—	—	—	—	(498)	—	(498)
Balance as of March 31, 2020	20,019,048	$2	$11,190	235,169	$(2,587)	$(424)	$(49,816)	$(41,635)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders' Equity
	Shares (2)	Amount	Capital (2)	Shares	Amount	Income (Loss)	Deficit)	(Deficit)
Balance as of December 31, 2018	10,687,106	$1	$10,186	—	$—	$31	$(5,292)	$4,926
Net loss	—	—	—	—	—	—	(1,379)	(1,379)
Other comprehensive loss	—	—	—	—	—	576	—	576
Balance as of March 31, 2019	10,687,106	$1	$10,186	—	$—	$607	$(6,671)	$4,123

____________________

(1)

On March 6, 2020, the Company issued to Northland Securities Inc. (“Northland”), 140,000 shares of the Company’s common stock as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

(2)

Amounts as of March 31, 2019 and before that date were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(8,823)	$(1,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	650
Stock-based compensation and preference share liability	6,308	315
Non-cash settlement of preference share liability	(2,486)	—
Allowance for doubtful accounts	117	60
Employee benefit obligation	89	80
Non-cash interest expense	72	103
Deferred taxes	(323)	(398)
Change in operating assets and liabilities:
Trade receivables	1,710	534
Other current assets	1,111	(399)
Other long-term assets	(808)	(349)
Accounts payable	(5,694)	(3,690)
Other current liabilities	3,526	402
Deferred revenue	206	6
Long-term liabilities	1,505	434
Net cash used in operating activities	(2,852)	(3,631)
Cash Flows from Investing Activities:
Purchase of short-term investments	(3,179)	(684)
Sale of short-term investments	5,041	2,062
Purchase of property and equipment	(89)	(291)
Sale of property and equipment	16	—
Capitalized software development costs	(731)	—
Purchase of intangible assets	(6)	(5)
Net cash provided by investing activities	1,052	1,082
Cash Flows from Financing Activities:
Change in line of credit	1,721	528
Borrowings on term loans	8,800	696
Repayments on term loans	(5,463)	(553)
Repurchase of common stock in connection with forward share purchase agreements	(2,587)	—
Payments related to forward share purchase agreements	(167)	—
Net cash provided by financing activities	2,304	671
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(454)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	50	(1,925)
Cash, cash equivalents and restricted cash, beginning of period (1)	36,997	8,207
Cash, cash equivalents and restricted cash, end of period (1)	$37,047	$6,282
Supplemental disclosures of cash flow information:
Cash paid for interest	$153	$95
Cash paid for income taxes	$—	$85
Non-cash financing activities:
Change in value of forward share purchase agreements	$271	$—
Common stock issued to settle a payable	$423	$—
Note payable issued to settle a payable	$400	$—

____________________

(1)

As of March 31, 2020, includes $16.2 million of cash and cash equivalents and $20.8 million of restricted cash; as of December 31, 2019, includes $16.1 million of cash and cash equivalents and $20.9 million of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kaleyra, Inc., formerly GigCapital, Inc., (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) was incorporated in Delaware on October 9, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On December 12, 2017, the Company completed the initial closing of its initial public offering (the “Offering”) whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. On January 9, 2018, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 1,875,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, three-fourths (3/4) of one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-tenth (1/10) of one share of common stock upon consummation of a business combination (the “Rights”). Warrants will only be exercisable for whole shares at $11.50 per share. On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants were issued upon separation of the Units and only whole warrants will trade. Any Units that were not separated, prior to the consummation of the Company’s business combination, continued to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that were separated, prior to the consummation of the Company’s business combination, traded on the New York Stock Exchange under the symbols “GIG,” “GIG.WS” and “GIGr,” respectively.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Under this method of accounting, Kaleyra, Inc. has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

As a result of the accounting for the Business Combination, the number of common shares authorized and outstanding during periods prior to the Business Combination, have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. The common stock and additional paid-in capital have also been retrospectively adjusted accordingly. Specifically, the number of common shares outstanding during periods prior to the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the Stock Purchase Agreement. Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. See Note 16 – Net Loss Per Share – for further details.

Upon the closing of the Business Combination, the Company’s rights and Units ceased trading, and the Company’s common stock began trading on the NYSE American stock exchange under the symbol “KLR”. Furthermore, on December 2, 2019, Kaleyra’s warrants began trading on the NYSE American stock exchange as “KLR WS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Kaleyra and our consolidated subsidiaries for all periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2020.

These condensed consolidated financial statements have been prepared in conformity with US GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these condensed consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities, and its current liabilities exceed its current assets as of March 31, 2020. The condensed consolidated balance sheet as of March 31, 2020 includes total current assets of $80.4 million and total current liabilities of $121.1 million, resulting in net liabilities due within the next 12 months of $40.7 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. Management, concerned about the Company’s ability to fulfill these obligations, made the decision to evaluate opportunities to refinance or renegotiate some of its current obligations and, during the first four months of 2020 put in place several actions aimed to achieve such goal, including, among others:

•	the subscription of a new loan agreement with a bank that is currently a lender to the Company;
•	signing of two new line of credit facilities;
•	a refinanced loan that extended payment terms and provided additional funds;
•	the amendments of the repayment schedules of certain existing long-term financing agreements to postpone the amounts due in the next three to nine months of 2020; and
•	the renegotiation of the payment terms of a payable related to costs incurred in the Business Combination.

Considering the effects of these actions and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations, financings and amendments to agreements described above, and availability of borrowings, as described above, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Business seasonality

The Company’s results are affected by the business cycles of its customer base, which generally results in stronger revenue in the fourth quarter of the financial year. We believe this variability is largely due to the market demand for our customers’ and/or business partners’ services due to higher levels of purchasing activity in the holiday season. As a result of our historically higher portion of sales in the fourth quarter of each year, our cost of revenue increases during such period relative to any increase in revenue. The increase in cost of revenue and other impacts of seasonality may affect profitability in a given quarter.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini and Buc Mobile, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, restricted cash and cash equivalents, short-term investments and trade receivables. The Company maintains cash and cash equivalents and short-term investments with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three months ended March 31, 2020 and 2019, there were zero and one customer, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In the three months ended March 31, 2019, revenue generated by that one customer accounted for $3.1 million. As of March 31, 2020 and December 31, 2019, no individual customer accounted for more than 10% of the Company’s consolidated total trade receivables.

Reclassifications

Certain reclassifications have been made to the 2019 presentation to conform to the current period’s presentation, none of which had an effect on total assets, total liabilities, stockholders’ equity (deficit), or net loss.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contract modifications that replace a reference rate (e.g. LIBOR) affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; (ii) modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments. For other Topics or Industry Subtopics in the Codification, the amendments also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the amendments, and the adoption did not have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03 “Codification Improvements to Financial Instruments”, which improves various financial instruments Topics in the Codification in order to increase stakeholder awareness of the amendments and to expedite the improvement process. The amendments in this ASU clarify or address stakeholders’ specific issues as described below:

i.	Issue 1: Fair Value Option Disclosures: The amendments clarify that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32.
ii.

Issue 2: Applicability of Portfolio Exception in Topic 820 to Nonfinancial Items: Paragraphs 820-10-35-2A(g) and 820-10-35-18L are amended to include the phrase nonfinancial items accounted for as derivatives under Topic 815 to be consistent with the previous amendments to Section 820-10-35.

iii.

Issue 3: Disclosures for Depository and Lending Institutions: The amendments clarify that the disclosure requirements in Topic 320 apply to the disclosure requirements in Topic 942 for depository and lending institutions.

iv.	Issue 4: Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50: The amendments improve the understandability of the guidance.
v.	Issue 5: Cross-Reference to Net Asset Value Practical Expedient in Subtopic 820-10: The amendments improve the understandability of the guidance.
vi.

Issue 6: Interaction of Topic 842 and Topic 326: The amendments clarify that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326.

vii.

Issue 7: Interaction of Topic 326 and Subtopic 860-20: The amendments to Subtopic 860- 20 clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with Topic 326.

For Issue 1, 2, 4 and 5, for public business entities, the amendments are effective upon issuance of this final ASU. For all other entities, including emerging growth companies as defined in the JOBS Act, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

For Issue 3, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2019-04, for the guidance related to the amendments in ASU 2016-01. The effective date of ASU 2019-04 for the amendments to ASU 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the amendments in the three months period ended March 31, 2020, and the adoption did not have a material impact on its consolidated financial statements.

For Issue 6 and 7, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have not adopted the amendments in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13 which for an emerging growth company is in 2023. Early adoption is permitted in any interim period as long as the entity has adopted the amendments in ASU 2016-13. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU applies to all registrants that are creditors in loan transactions that, individually or in the aggregate, have a material effect on the registrant’s financial condition. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. On November 15, 2019, the FASB delayed the effective date of ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for U.S. Securities and Exchange Commission (“SEC”) filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Moreover, the amendments in this ASU add a note to a SEC paragraph pursuant to the issuance of ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The note added states that at the December 2019 AICPA National Conference on Current SEC and PCAOB Developments, the SEC staff announced that it would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting Topic 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. In particular, the following disclosure were added: (i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (ii) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the amendments in the three months period ended March 31, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Hierarchy as of March 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Certificates of deposit (1)	$—	$3,079	$—	$3,079
Total Assets	$—	$3,079	$—	$3,079
Liabilities:
Interest Rate Swap (2)	$—	$73	$—	$73
Preference shares (3)	—	—	2	2
Debt for forward share purchase agreements (4)	—	31,530	—	31,530
Total Liabilities	$—	$31,603	$2	$31,605

(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(2)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(3)

The preference shares liability was previously estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ended March 31, 2020.  On March 9, 2020, the Company signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share.

(4)

Based on the information available at the reporting date, debts for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

	Fair Value Hierarchy as of December 31, 2019			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$5,124	$—	$—	$5,124
Total Assets	$5,124	$—	$—	$5,124
Liabilities
Interest Rate Swap (2)	$—	$80	$—	$80
Preference shares (3)	—	—	2,530	2,530
Debt for forward share purchase agreements (4)	—	34,013	—	34,013
Total Liabilities	$—	$34,093	$2,530	$36,623

(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(3)

Based on the information available at the reporting date, the preference shares liability was estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ended March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represents management best estimates and is significantly above the targeted EBITDA. Changes in the liability during the period are due to (i) compensation expense accrued on a straight-line basis during period; (ii) accrued interest expense due to the fact that the obligation will be settled in 2020; and (iii) exchange rate differences. No fair value changes were recognized during the period. If the actual EBITDA of Solutions Infini for the year ended March 31, 2020 was materially below its expected level, this would have resulted in a change of the preference shares liability.

(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of March 31, 2020 and as of December 31, 2019 were as follows (in thousands):

	As of March 31,				As of December 31,
	2020				2019
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$—	$—	$—	$—	$5,129	$1	$(6)	$5,124
Certificates of deposit	3,079	—	—	3,079	—	—	—	—

The following table presents changes during the three months ended March 31, 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Change in scope of consolidation	Gross Transfers In	Fair Value End of Period
March 31, 2020
Liabilities:
Preference shares	$2,530	$(2,486)	$(42)	$—	$—	$—	$2

There were no transfers of liabilities into or out of Level 2 or Level 3 for the three months ended March 31, 2020 and the year ended December 31, 2019.

Net realized and unrealized (gains) and losses included in income related to Level 3 liabilities shown above are reported in the condensed consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial income (expense), net	Foreign currency Income (loss)	Total
Three months ended March 31, 2020
Liabilities:
Preference shares	$(941)	$(372)	$(756)	$(417)	$—	$(2,486)
Three months ended March 31, 2019
Liabilities:
Preference shares	117	46	94	58	—	315

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of March 31, 2020 and December 31, 2019, was €5.8 million ($6.3 million) and €6.3 million ($7.0 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended March 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2020	2019
Interest Rate Swap	Financial income (expense), net	$7	$(5)
Foreign Exchange Forward	Financial income (expense), net	—	211
Total		$7	$206

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of March 31,	As of December 31,
Derivatives Not Designed As Hedging Instruments (1)	Line Items	2020	2019
Interest Rate Swap	Other long-term liabilities	$(73)	$(80)
Total		$(73)	$(80)

(1)	For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 3”.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

Balance as of December 31, 2019	$16,953
Effect of exchange rate	(583)
Balance as of March 31, 2020	$16,370

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of March 31, 2020			As of December 31, 2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets:
Developed technology	$2,711	$1,080	$1,631	$2,775	$952	$1,823
Customer relationships	8,777	1,826	6,951	9,077	1,631	7,446
Patent	118	35	83	113	29	84
Total amortizable intangible assets	$11,606	$2,941	$8,665	$11,965	$2,612	$9,353

Amortization expense was $422,000 and $449,000 for the three months ended March 31, 2020 and 2019, respectively.

Total estimated future amortization expense as of March 31, 2020 is as follows (in thousands):

As of March 31, 2020
2020 (remaining nine months)	$1,221
2021	1,409
2022	1,138
2023	1,035
2024	834
2025 and thereafter	3,028
Total	$8,665

6. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
VAT receivables	$1,132	$3,136
Receivables from suppliers	812	398
Credit for tax other than income tax	505	358
Income tax assets	254	270
Other receivables	54	62
Total other current assets	$2,757	$4,224

Other long-term assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Non-current income tax credit (advances and tax reduced at sources)	$1,726	$1,029
Miscellaneous	356	174
Total other long-term assets	$2,082	$1,203

7. BANK AND OTHER BORROWINGS

Credit line facilities

As of March 31, 2020, the Company had credit line facilities granted for a total amount of $6.6 million, of which $5.3 million had been used, including a credit revolving facility denominated in US Dollar for $1.0 million granted to Buc Mobile in January 2020. As of December 31, 2019, the Company had available credit line facilities denominated in Euro for $5.6 million, of which $3.6 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on the credit line facilities outstanding as of March 31, 2020, was 1.22%.

As mentioned above, on January 23, 2020, Buc Mobile entered into a revolving credit facility with Intesa Sanpaolo S.p.A. for a total amount of $1 million to be used solely for the purpose of Buc Mobile general working capital needs. As of March 31, 2020, this revolving credit facility was drawn for $950,000. The average effective interest rate for the three months ended March 31, 2020 was 1.52%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest	As of March 31,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,219	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	151	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,941	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,497	2,787	February 2023	Euribor 3 months + 3.90%	3.53%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	834	988	October 2021	Euribor 3 months + 1.80%	1.88%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	3,841	4,183	October 2023	Euribor 3 months + 2.60%	2.60%	2.60%
UBI Banca S.p.A. (Line 1)	257	332	February 2021	1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,198	1,499	April 2021	Euribor 3 months +1.95%	1.55%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	457	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,190	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,312	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,517	—	March 2024	Euribor 3 months + 3.00%	2.16%	—
Simest 1	275	280	December 2022	0.50%	0.50%	0.50%
Simest 2	273	279	December 2022	0.50%	0.50%	0.50%
Simest 3	503	512	December 2022	0.50%	0.50%	0.50%
Finlombarda S.p.A.	81	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	26,546	23,698
Less: current portion	5,925	7,564
Total long-term portion	$20,621	$16,134

On March 11, 2020, Kaleyra S.p.A. entered into a 36-month unsecured loan agreement with Monte dei Paschi di Siena S.p.A. for $2.2 million (€2.0 million). The total amount of this new facility was drawn in full the same date. This facility bears interest at a fixed rate equal to 1.5%.

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

On March 31, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing loans for the next 3 months. As a result of this approval the Company will postpone the payments of approximately $404,000 beyond December 31, 2020.

Subsequent to March 31, 2020, Kaleyra S.p.A. received the approval to postpone the payment of the amounts due under the existing loans for the next 6 to 9 months by UniCredit, UBI Banca S.p.A. and Simest S.p.A. See Note 19 – Subsequent Events – for further details.

As of March 31, 2020, all of the available long-term facilities were drawn in full.

Interest expense on bank and other borrowings was $218,000 for the three months ended March 31, 2020 and $90,000 for the three months ended March 31, 2019.

As of March 31, 2020, the Company is obliged to make payments as follows (in thousands):

As of March 31, 2020
2020 (remaining nine months)	$3,784
2021	9,330
2022	7,637
2023	5,339
2024	456
Total	$26,546

8. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of March 31, 2020, the Company’s debt for forward share purchase agreements amounted to $31.5 million and accrued interest amounted to $163,000.

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

As of March 31, 2020, the Company’s debt in connection with the Greenhaven Purchase Agreement amounted to $8.2 million.

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

In exchange for the Company’s commitment to acquire the shares on the KAF Purchase Closing Date, KAF agreed to continue to hold, and not to offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of Kaleyra, Inc. and including any short sales involving any of the Company’s securities), the Rights (including any additional Rights) held by KAF, and any shares that such Rights (including any additional Rights) converted into, until the KAF Purchase Closing Date, including not to tender the Rights (or any additional Rights) to the Company in response to any Tender Offer that the Company may commence for the Rights. As amended on December 13, 2019, notwithstanding anything to the contrary herein, the parties agreed that KAF shall after the closing of the Business Combination have the right but not the obligation to sell its shares that the Rights converted into in blocks of at least the Minimum Block Size Condition in the open market if the sale price exceeds $8.50 per share, or, without meeting the Minimum Block Size Condition, KAF shall have the right but not the obligation to sell any or all of its shares that the Rights converted into in the open market if the share price equals or exceeds $10.50 per share. In furtherance of the foregoing, KAF shall have the right to sell such shares at any time provided that the price received by KAF (not including any commissions due by KAF for the sale) is at least $10.50 (or at least $8.50 if KAF meets the Minimum Block Size Condition). In the event that KAF sells any shares (including any Additional Shares), at a sale price of less than $10.50, and provided that KAF meets the Minimum Block Size Condition, it shall provide notice to the Company within three (3)

Business Days of such sale, and such notice shall include the date of the sale, the number of shares sold, and confirmation that the sale price per share was greater than $8.50, and the Company shall pay KAF in accordance with KAF’s written instructions an amount equal to (x) the number of shares (including any Additional Shares) sold multiplied by (y) the amount by which $10.50 exceeds the sale price per share. Furthermore, the parties agreed that nothing in the KAF Purchase Agreement shall prohibit KAF from entering into a contract to purchase and/or sell warrants of the Company.

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

From January 1, 2020 to March 31, 2020, KAF sold 6,034 shares on the open market.

As of March 31, 2020, the Company’s debt in connection with the KAF Purchase Agreement amounted to $2.1 million.

Yakira Capital Management

On November 19, 2019, the Company and Yakira Capital Management, Inc. (“Yakira”) entered into a forward share purchase agreement (the “Yakira Purchase Agreement”) pursuant to which (i) Yakira may elect to sell and transfer to the Company, and the Company will purchase shares of common stock of the Company held by Yakira at the Business Combination Date (the “Yakira Shares”), and (ii) the Company will purchase the shares of common stock of the Company into which the Rights held by Yakira (the “Yakira Rights Shares”) were converted upon the Business Combination Date. At the Business Combination Date, Yakira held 439,299 rights, and 1,084,150 Yakira Shares.

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

If Yakira still owns Yakira Shares as of the four-month anniversary of the Business Combination Date, Yakira may sell such Yakira Shares between the four-month anniversary and six month anniversary of the Business Combination Date to the Company for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the Business Combination Date that Yakira has held the Yakira Shares. The closing of the sale of the Yakira Shares to the Company shall occur on the business day following the Company’s receipt of the Yakira Shares exercise notice (the “Yakira Shares Closing Date”). On the Yakira Shares Closing Date, Yakira shall deliver the Yakira Shares to the Company against receipt of the aggregate Yakira Shares Purchase Price, which shall be paid by wire transfer of immediately available funds from the escrow account described below. Yakira may instruct the Escrow Agent to release to Yakira an amount equal to the Shares Purchase Price multiplied by the number of Yakira Shares delivered to the Company from the escrow account on the Yakira Shares Closing Date for Yakira’s use without restriction.

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

On February 7, 2020, the Yakira Purchase Agreement with Yakira was amended (the “First Yakira Amendment”). The First Yakira Amendment provides that the Company may be obligated to purchase some or all of the 43,930 Yakira Rights Shares if Yakira exercises an option to sell such shares to the Company at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six-month anniversary of the Business Combination Date.

On May 9, 2020, the Company entered into a second amendment to the Yakira Purchase Agreement (the “Second Amendment”). The Second Amendment provides that the Company will purchase from Yakira its 43,930 Rights Shares as soon as practicable on or after December 31, 2020.

Nothing in the Yakira Purchase Agreement prohibits or restricts Yakira with respect to the purchase or sale of the Company’s warrants.

As of March 31, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $12.1 million. On May 12, 2020, Yakira gave notice to the Company that it was electing to sell and transfer to the Company all of the 1,084,150 Yakira Shares, and the purchase price for such sale and transfer is $11,580,782.

Glazer Capital, LLC

On November 19, 2019, the Company and Glazer Capital, LLC (“Glazer”) entered into a forward share purchase agreement (the “Glazer Purchase Agreement”) pursuant to which Glazer may elect to sell and transfer to the Company, and the Company will purchase the shares of the common stock of the company held by Glazer ( the “Glazer Shares”) at a price of $10.6819 per share (the “Glazer Shares Purchase Price”). Glazer shall notify the Company in writing five business days prior to the six month anniversary of the Business Combination Date if it is not exercising its right to sell the Glazer Shares to the Company; otherwise, absent written notification to the contrary, Glazer shall be deemed to have exercised its right to sell all of its Glazer Shares to the Company. The Company will purchase the Glazer Shares from Glazer on the six-month anniversary of the closing of the Business Combination (the “Glazer Shares Closing Date”). As of the Business Combination Date, Glazer held 922,933 shares of common stock.

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

From January 1, 2020 to March 31, 2020, Glazer sold 5,800 shares on the open market and the Company paid Glazer $15,000 representing the amount at which $10.50 exceeded the selling price.

As of March 31, 2020, the Company’s debt in connection with the Glazer Purchase Agreement amounted to $9.2 million.

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

For the three months ended March 31, 2020, financial expense amounted to $117,000.

9. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”).

Convertible Notes

As of March 31, 2020, the amount outstanding for Convertible Notes was $7.5 million and accrued interest on Convertible Notes was $76,000.

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

In the event that these Convertible Notes are not paid in full on or before the applicable Maturity Date, then at any time after the sixtieth business day after the Maturity Date, assuming payment in full has not been made prior to such date, the outstanding principal amount of these Notes, together with all accrued but unpaid interest on these Convertible Notes, may be converted into shares of Company common stock, in part or in whole, at the option of the holder of these Convertible Notes by providing written notice at least three business days prior to the date of conversion. A conversion of any portion of these Convertible Note into shares of Company common stock will be effected at a conversion price equal to the Current Market Price as of the date of such conversion (the “Conversion Price”). The term “Current Market Price” means, generally, the average VWAP for the twenty consecutive trading days ending on the date that is five trading days prior to the date of conversion. The term “VWAP” means, for any trading day, the volume weighted average trading price of the Company’s common stock for such trading day on the NYSE (or if the Company’s common stock is no longer traded on the NYSE, on such other exchange as the Company’s common stock is then traded).

Non-convertible Notes

As of March 31, 2020, the amount outstanding for Non-convertible Notes was $7.5 million and accrued interest on Non-convertible Notes was $76,000.

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

Notes payable - Other

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, the Company and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On March 31, 2020, all of the other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes.

As of March 31, 2020, the outstanding amount of the notes payable for these notes was $3.6 million of which $1.9 million was due to related parties.

On March 6, 2020, the Company issued to Northland, a promissory note for the principal amount of $400,000 as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination. This note bears interest at the rate of 8.0% per annum and matures on December 31, 2020.

10. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to $2,000 and $2.5 million as of March 31, 2020 and December 31, 2019, respectively, represent the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, the Company signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the March 31, 2020 exchange rate).

On January 31, 2020, the Company agreed to pay to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million (at the March 31, 2020 exchange rate), to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, the Company agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million (at the March 31, 2020 exchange rate), and evaluate the timeline for payment thereof at a later date.

11. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Liabilities for tax other than income tax	$1,038	$583
Social securities liabilities	184	256
Accrued financial interest	413	149
Other liabilities	388	391
Total other current liabilities	$2,023	$1,379

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Payable to supplier (1)	$2,700	$2,700
Long-term performance bonuses	1,433	—
Derivative contract liabilities	73	80
Other long-term liabilities	393	375
Total other long-term liabilities	$4,599	$3,155
(1)	This obligation was settled by issuance of a note payable on May 1, 2020, when the settlement agreement with the supplier was executed. Refer to Note 19 – Subsequent events – for further details.

12. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy and India. The following table sets forth revenue by geographic area for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Italy	$14,608	$13,408
India	8,893	8,171
United States	4,289	1,692
Europe (excluding Italy)	2,573	3,598
Rest of the world	3,270	856
Total	$33,633	$27,725

	Three Months Ended March 31,
	2020	2019
Italy	43.4%	48.4%
India	26.4%	29.5%
United States	12.8%	6.1%
Europe (excluding Italy)	7.7%	13.0%
Rest of the world	9.7%	3.0%

As of March 31, 2020, the majority of the Company’s long-lived assets are located in Italy. The following table sets forth long-lived assets by geographic area as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Italy	$1,965	$1,772
India	1,115	1,162
United States	787	437
Rest of the world	21	22
Total	$3,888	$3,393

	As of March 31,	As of December 31,
	2020	2019
Italy	50.5%	52.2%
India	28.7%	34.2%
United States	20.3%	12.9%
Rest of the world	0.5%	0.7%

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $309,000 and $196,000 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease payments under operating leases as of March 31, 2020 are as follows (in thousands):

As of March 31, 2020
2020 (remaining nine months)	$541
2021	527
2022	508
2023	400
2024	312
2025 and thereafter	416
Total Minimum Lease Payments	$2,704

Contingencies

As of March 31, 2020, the Company had contingent liabilities of $126,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

14. RESTRICTED STOCK UNITS (RSUs)

On March 24, 2020, the Board’s Compensation Committee approved the grant of 113,506 RSUs to a new manager of the Company. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

The following table sets forth the activity related to the number of outstanding RSUs for the three months ended March 31, 2020:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2019	3,336,095	$8.25
Vested	(137,104)	8.25
Granted	113,506	6.23
Cancelled	(132,897)	8.25
Non-vested as of March 31, 2020	3,179,600	$8.18

RSUs compensation expense for the three months ended March 31, 2020 was $6.2 million, which was recorded as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,312	$—
Sales and marketing	1,053	—
General and administrative	3,839	—
Total	$6,204	$—

As of March 31, 2020, there was $19.2 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.55 years.

15. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded an income tax benefit of $589,000 and an income tax expense $79,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $2.1 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $321,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of March 31, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

16. NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Accordingly, weighted average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination.

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,823)	$(1,379)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,979,589	10,687,106
Net loss per common share, basic and diluted	$(0.44)	$(0.13)

The Company generated a net loss for each of the three months ended March 31, 2020 and 2019. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended March 31, 2020, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 14,346,056 (zero for the three months ended March 31, 2019).

Warrants

Warrants will only be exercisable for whole shares at $11.50 per share. Under the terms of the Warrant agreement dated December 12, 2017, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants there were included in the Units. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the Warrant holder. Each Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

As of March 31, 2020, there were 11,154,938 warrants outstanding.

17. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2020 and 2019, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes and unsecured non-convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with a former director of the Company and which holds an interest in the Company. The outstanding amount due by the Company was $15.0 million plus $152,000 of accrued interest as of March 31, 2020 ($15.0 million plus $43,000 of accrued interest as of December 31, 2019). See Note 9 – Notes Payable – for additional information;

ii.

Unsecured promissory notes issued by the Company to the Sponsor and GigFounders, LLC. The outstanding amount due by the Company was $1.9 million. Accrued interest on these promissory notes amounted to $19,000 as of March 31, 2020 ($1.9 million and $5,000 of accrued interest as of December 31, 2019). See Note 9 – Notes Payable – for additional information;

iii.

Legal services rendered by a partner of Studio Legale Chiomenti, that is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $56,000 and zero in the three months ended March 31, 2020 and 2019;

iv.

Loans granted to Company’s directors and executive managers (at the reporting date, also Company’s stockholders) whose outstanding amount was $21,000 and $22,000 as of March 31, 2020 and December 31, 2019, respectively; and

v.

As of March 31, 2020 and December 31, 2019, the outstanding obligation for preference shares due to executive managers was $1,000 and $1.8 million, respectively. As mentioned above, in the three months ended March 31, 2020, as a result of a modification of the 2018 Solutions Infini Purchase Agreement, a significant portion of the liability for preference shares was reversed to the statement of operations. See Note 10 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$—	$94
General and administrative	56	94
Financial income (expense), net	122	—

18. REVENUE

Revenue Recognition

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

Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% and 99% of total revenue, for the three months ended March 31, 2020 and 2019, respectively.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% and 1% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of March 31, 2020 and December 31, 2019.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of March 31, 2020 and December 31, 2019, the Company recorded $1.5 million and $1.4 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three months ended March 31, 2020, the Company recognized $647,000 of revenue that was included in the deferred revenue as of December 31, 2019.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 12 – Geographic Information for details of revenue by geographic area.

19. SUBSEQUENT EVENTS

On April 7, 2020, Kaleyra S.p.A. received the approval by UBI Banca S.p.A. to postpone the amounts due under the existing loans for the next 6 months. As a result of this approval, the Company will postpone the payments of approximately $694,000 beyond the next 6 months.

On April 9, 2020, Kaleyra S.p.A. received the approval by UniCredit to postpone the amounts due under the existing loans for the next 6 months. As a result of this approval, the Company will postpone the payments of approximately $1.6 million beyond the next 6 months.

On April 9, 2020, the Company repurchased 50,000 shares of its common stock from KAF in connection with the KAP Amendments for a total purchase price of approximately $0.5 million.

On April 16, 2020, in connection with the previously consummated Business Combination, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On April 24, 2020, Kaleyra S.p.A. received the approval by Simest S.p.A. to postpone the amounts due under the existing loans in 2020. As a result of this approval, the Company will postpone the payments of approximately $350,000 beyond December 31, 2020.

On April 29, 2020, the Company issued 1,763,633 shares (the “2019 Earnout Shares”) of the Company’s common stock, par value $0.0001 per share, at a fair value of $7.00 per share.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen

Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”), respectively. The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference include forward‑looking statements within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are also made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to Kaleyra’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

On November 25, 2019, the Company (f/k/a GigCapital, Inc.) completed the acquisition of Kaleyra S.p.A., pursuant to the terms of a Stock Purchase Agreement (the “Business Combination”). In connection with the Closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc. GigCapital, Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kaleyra S.p.A. is a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and connectivity solutions in the API/Communication Platform as a Service or CPaaS market, headquartered in Milan, Italy and with operations in Italy, India, Dubai and the United States.

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

During the three months ended March 31, 2020, Kaleyra processed nearly 7 billion billable messages and 0.9 billion voice calls. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of almost 260 employees.

Kaleyra has more than 3,000 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation, with no single customer representing more than 15% of revenues. In the three months ended March 31, 2020 and 2019, Kaleyra had zero and one customer, Telecom Italia S.p.A., which accounted for more than 10% of Kaleyra’s revenues. Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume in the three months ended March 31, 2020 and 2019.

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

For the three months ended March 31, 2020 and 2019, all of Kaleyra’s revenue was derived from its messaging products in the CPaaS market.

Kaleyra’s revenue is primarily driven by the number of messages delivered to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended March 31, 2020, the number of messages delivered to customers increased by 6%, compared to the three months ended March 31, 2019. Such increase was driven by new services delivered to existing customers and business partners as well as to a volume delivered to a new customer.

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

FACTORS AFFECTING COMPARABILITY OF RESULTS

The Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Under this method of accounting, Kaleyra, Inc. is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

The net assets of Kaleyra, Inc. are stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Kaleyra S.p.A. The shares and net loss per share available to holders of Kaleyra’s common stock, prior to the Business Combination, have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our revenues, business operations or overall financial condition. The extent and duration of the pandemic is highly uncertain and difficult to predict. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, which could also impact trends and expectations.

Restricted Stock Units (“RSUs”)

In December 2019, RSUs were granted to certain employees, directors and advisory board members of Kaleyra for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25.

In March 2020, the Board’s Compensation Committee approved the grant of 113,506 RSUs to a new manager of the Company.

RSUs compensation expense for the three months ended March 31, 2020 was $6.2 million of which $1.3 million is recorded in research and development, $1.1 million in sales and marketing, and $3.8 million in general and administrative.

As of March 31, 2020, there was $19.2 million of unrecognized compensation cost related to non-vested RSUs.

Preference shares liabilities and accrued performance bonuses

Preference shares liabilities amounting to $2,000 and $2.5 million as of March 31, 2020 and December 31, 2019, respectively, represent the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, the Company signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, effective on January 30, 2020, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the March 31, 2020 exchange rate).

On January 31, 2020, the Company agreed to pay, to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million (at the March 31, 2020 exchange rate), to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, the Company agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million (at the March 31, 2020 exchange rate), and evaluate the timeline for payment thereof at a later date.

As a result of the modification and agreements described above, $2.5 million of preference shares obligation was reversed to the statement of operations for the three months ended March 31, 2020 and $3.7 million of performance bonuses were recorded in the same period resulting in a $1.2 million net impact to the condensed consolidated statement of operations (before tax).

For the three months ended March 31, 2020 and 2019, the net impact of the preference shares amendment and the performance bonus agreements, on loss before income tax expense (benefit) was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$524	$—
Sales and marketing	1,093	—
General and administrative	(30)	—
Financial income (expense), net	(417)	—
Total	$1,170	$—

In addition, the accrual of the performance bonuses mentioned above resulted in a $920,000 tax deduction for the three months ended March 31, 2020, as, unlike preference shares costs, performance bonus expenses are deductible for tax purposes.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

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

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes the cost of Kaleyra’s cloud infrastructure and technology platform, amortization of capitalized internal-use software development costs related to the platform applications and amortization of developed technology acquired in past business combinations.

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

Research and Development Expense

Research and development expense consists primarily of personnel costs, including stock-based compensation, the costs of the technology platform used for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs (other than those related to the technology platform) and an allocation of general overhead expenses. Kaleyra capitalizes the portion of its software development costs that meet the criteria for capitalization.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$33,633	$27,725	$5,908	21%
Cost of revenue (1)	28,902	22,476	6,426	29%
Gross profit	4,731	5,249	(518)	(10%)
Operating expenses:
Research and development (2)	2,810	1,196	1,614	135%
Sales and marketing (1)(2)	3,743	1,472	2,271	154%
General and administrative (2)	7,759	3,779	3,980	105%
Total operating expenses	14,312	6,447	7,865	122%
Loss from operations	(9,581)	(1,198)	8,383	NM
Other income, net	42	82	(40)	(49%)
Financial income (expense), net	(41)	70	(111)	(159%)
Foreign currency income (loss)	168	(254)	422	(166%)
Loss before income tax expense (benefit)	(9,412)	(1,300)	8,112	NM
Income tax expense (benefit)	(589)	79	(668)	NM
Net loss	$(8,823)	$(1,379)	$7,444	NM

NM = Not meaningful

(1)	For the three months ended March 31, 2020 and 2019, the expense includes amortization of intangible assets acquired in a business combination as noted in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$160	$163
Sales and marketing	257	281
Total	$417	$444

(2)	For the three months ended March 31, 2020 and 2019, operating expenses include stock-based compensation related to RSUs as noted in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,312	$—
Sales and marketing	1,053	—
General and administrative	3,839	—
Total	$6,204	$—

Revenue

In the three months ended March 31, 2020, revenue increased by $5.9 million, or 21%, compared to the three months ended March 31, 2019. This increase was primarily attributable to an increase in message activity volume, partially offset by a change in the business mix with a shift towards services with lower prices.

Cost of Revenue and Gross Profit

In the three months ended March 31, 2020, cost of revenue increased by $6.4 million, or 29%, compared to the three months ended March 31, 2019. The increase in cost of revenue was primarily attributable to the increase in message activities and to the increase of average connectivity costs. In the three months ended March 31, 2020, gross profit decreased by 10% compared to the three months ended March 31, 2019, mainly as a result of the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the three months ended March 31, 2020.

Operating Expenses

In the three months ended March 31, 2020, research and development expenses increased by $1.6 million, compared to the three months ended March 31, 2019. Research and development expenses included $1.3 million of stock-based compensation and a net impact of $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the three months ended March 31, 2020, compared to zero for both items, in the three months ended March 31, 2019. Excluding such costs, research and development expenses would have decreased by $222,000 mainly due to a $731,000 increase in capitalized software development costs in the three months ended March 31, 2020, partially offset by an increase in the headcount compared to same period last year.

In the three months ended March 31, 2020, sales and marketing expenses increased by $2.3 million compared to the three months ended March 31, 2019. Sales and marketing expenses included $1.1 million of stock-based compensation and a net impact of $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the three months ended March 31, 2020, compared to zero for both items, in the three months ended March 31, 2019. Excluding such costs, sales and marketing expense would have increased by $125,000. Such increase was primarily attributable to higher consulting costs and marketing expenses, partially offset by a decrease in headcount compared to same period last year.

In the three months ended March 31, 2020, general and administrative expenses increased by $4.0 million compared to the three months ended March 31, 2019. General and administrative expenses included (i) $3.8 million of stock-based compensation in the three months ended March 31, 2020, compared to zero in the three months ended March 31, 2019; and (ii) $773,000 and $581,000 transaction costs and costs pertaining to initial public company compliance in the three months ended March 31, 2020 and 2019, respectively. Excluding such costs, general and administrative expenses would have been substantially in line compared to the same period last year.

Other Income, Net

In the three-month period ended March 31, 2020, other income, net decreased by $40,000, compared to three months ended March 31, 2019. Such decrease is mainly attributable to the fact that in the three months ended March 31, 2019 this item included certain government incentives received by Kaleyra in connection with research and development activities which were not received in the three-month period ended March 31, 2020.

Financial Income (Expense), Net

In the three months ended March 31, 2020, financial income (expense), net decreased by $111,000, compared to the same period last year, from a financial income of $70,000 to a financial expense of $41,000. Such decrease is attributable to the combined effects of (i) a decrease in financial income in the three months ended March 31, 2020 compared to same period last year, mainly as a result of lower gains on derivatives recorded in the three months ended March 31, 2020; and (ii) an increase in interest expense in the three months ended March 31, 2020 compared to same period last year, due to more bank and other borrowings compared to the same period last year. The increase in interest expense on bank and other borrowings, was partially offset by the reversal of interest expense previously accrued on the preference share obligations related to the amendment signed in January 2020. Excluding such non-recurring preference share interest reversal, amounting to $417,000, financial expense, net would have increased by $376,000 in the three months ended March 31, 2020 compared to the same period last year.

Foreign Currency Income (Loss)

In the three months ended March 31, 2020, foreign currency income (loss) increased by $422,000, compared to three months ended March 31, 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense

In the three months ended March 31, 2020, income tax expense decreased by $668,000 from an income tax expense of $79,000 to an income tax benefit of $589,000 mainly due to deferred tax assets recognized on Solution Infini performance bonuses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had $16.2 million of cash and cash equivalents, $20.8 million of restricted cash and $3.1 million of short-term investments with maturity terms between 4 and 12 months held in India. As of December 31, 2019, the Company had $16.1 million of cash and cash equivalents, $20.9 million of restricted cash and $5.1 million of short-term investments. Restricted cash is held in the Unites States and consists of cash deposited into savings or escrow accounts with two financial institutions as collateral for Kaleyra’s respective obligations under each of the Forward Share Purchase Agreements with Glazer Capital and Yakira Capital Management, Inc.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of March 31, 2020, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $31.8 million ($27.3 million as of December 31, 2019).

Kaleyra has credit line facilities of $6.6 million as of March 31, 2020, of which $5.3 million has been used. As of December 31, 2019, Kaleyra had credit line facilities of $5.6 million, of which $3.6 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Promissory Note payable to supplier

On March 6, 2020, the Company issued to Northland Securities Inc. (“Northland”), a promissory note for the principal amount of $400,000 as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

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

Notes Payable to the Founders

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates (collectively, the “Founders”) various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, the Company and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. Interest on the Amended Extension Notes and Amended Working Capital Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of the Company. On March 31, 2020, all of the holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes. As of March 31, 2020, the outstanding amount for these notes amounted to $3.6 million of which $1.9 million is due to related parties.

Forward Share Purchase Agreements obligations

In 2019, Kaleyra entered into certain Forward Share Purchase Agreements or similar arrangements with third parties including: Greenhaven Road Capital Fund 1, LP, Greenhaven Road Capital Fund 2, LP (together, “Greenhaven”); Yakira Capital Management, Inc. (“Yakira”), Kepos Alpha Fund L.P, (“KAF”), Glazer Capital, LLC (“Glazer”) and Nomura Global Financial Products, Inc. (“NGFP”). In connection with such Forward Share Purchase Agreements or similar arrangements, Kaleyra assumed the obligations to repurchase its own shares at a fixed price subject to certain condition described in the agreements. See Note 9 of the condensed consolidated financial statements for a description of the Forward Share Purchase Agreements.

As of March 31, 2020, Kaleyra’s debt for Forward Share Purchase Agreements amounted to $31.5 million. As mentioned above, as of March 31, 2020 the Company had restricted cash as collateral for its obligations under the Forward Share Purchase Agreements with Glazer Capital and Yakira of $20.8 million. Kaleyra had also prepaid $17.0 million for its potential forward repurchase of shares from NGFP, but would owe, in the event of a forward repurchase, an amount equal to (x) $10.5019, (y) the applicable Accrual Percentage (as defined below), and (z) the number of shares being repurchased from NGFP. The “Accrual Percentage” is the product of (a) with respect to any settlement occurring on or before November 25, 2020, 2.75% per annum, and with respect to any settlement occurring after that date but no later than November 25, 2021, 3.50% per annum, and (b) the number of actual days divided by the number of days in a year beginning on the date of the closing of the Business Combination and ending on the applicable day of the settlement.

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

On February 7, 2020, the forward share purchase agreement with Yakira was amended (the “First Yakira Amendment”). The First Yakira Amendment provides that the Company may be obligated to purchase some or all of 43,930 shares that resulted from the conversion of rights if Yakira exercises an option to sell such shares to the Company at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six-month anniversary of the Business Combination Date.

On May 9, 2020, the Company entered into a second amendment to the forward share purchase agreement with Yakira (the “Second Amendment”). The Second Amendment provides that the Company will purchase from Yakira these 43,930 shares as soon as practicable on or after December 31, 2020.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest	As of March 31,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,219	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	151	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,941	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,497	2,787	February 2023	Euribor 3 months + 3.90%	3.53%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	834	988	October 2021	Euribor 3 months + 1.80%	1.88%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	3,841	4,183	October 2023	Euribor 3 months + 2.60%	2.60%	2.60%
UBI Banca S.p.A. (Line 1)	257	332	February 2021	1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,198	1,499	April 2021	Euribor 3 months +1.95%	1.55%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	457	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,190	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,312	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,517	—	March 2024	Euribor 3 months + 3.00%	2.16%	—
Simest 1	275	280	December 2022	0.50%	0.50%	0.50%
Simest 2	273	279	December 2022	0.50%	0.50%	0.50%
Simest 3	503	512	December 2022	0.50%	0.50%	0.50%
Finlombarda S.p.A.	81	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	26,546	23,698
Less: current portion	5,925	7,564
Total long-term portion	$20,621	$16,134

All financial liabilities are unsecured borrowings of Kaleyra.

Liquidity

Kaleyra funds its short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and borrowings under credit facilities. Kaleyra’s management regularly monitors certain liquidity measures to monitor performance.

The condensed consolidated balance sheet as of March 31, 2020 includes total current assets of $80.4 million and total current liabilities of $121.1 million, resulting in net liabilities due within the next 12 months of $40.7 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. Management, concerned about the Company’s ability to fulfil these obligations, made the decision to evaluate opportunities to refinance or renegotiate some of its current obligations and, during the first four months of 2020 put in place several actions aimed to achieve such goal, including, among others:

• the subscription of a new loan agreement with a bank that is currently a lender to the Company;

• signing of two new line of credit facilities;

• a refinanced loan that extended payment terms and provided additional funds;

• the amendments of the repayment schedules of certain existing long-term financing agreements to postpone the amounts due in the next three to nine months of 2020; and

• the renegotiation of the payment terms of a payable related to costs incurred in the Business Combination.

Considering the effects of these actions and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations, financings and amendments to agreements described above, and availability of borrowings, as described above, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,852)	$(3,631)
Net cash provided by investing activities	1,052	1,082
Net cash provided by financing activities	2,304	671
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(454)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	$50	$(1,925)

In the three months ended March 31, 2020, cash used in operating activities was $2.9 million, primarily consisting of net loss of $8.8 million and a $2.5 million settlement on the preference share liability partially offset by non-cash items, mainly $6.3 million of stock-based compensation, and $638,000 of depreciation and amortization expense and $1.6 million of net changes in operating assets and liabilities.

In the three months ended March 31, 2019, cash used in operating activities was $3.6 million, primarily consisting of net loss of $1.4 million and $3.1 million of net changes in operating assets and liabilities partially offset by non-cash items, mainly $650,000 of depreciation and amortization expense, $315,000 of non-cash compensation for preference shares, and $103,000 of non-cash interest expense.

In the three months ended March 31, 2020, cash provided by investing activities was $1.1 million, primarily consisting of $5.0 million of proceeds from sale short-term investments, partially offset by $3.2 million of purchases of short-term investments and $731,000 to fund the cost of internally developed software.

In the three months ended March 31, 2019, cash provided by investing activities, was $1.1 million, primarily consisting of $2.1 million of proceeds from sale of short-term investments, partially offset by $684,000 of purchases of short-term investments and $291,000 of purchases of property and equipment

In the three months ended March 31, 2020, cash provided by financing activities was $2.3 million, primarily consisting of $8.8 million in proceeds from borrowings on term loans and net drawings of $1.7 million on the available lines of credit, partially offset by $5.5 million of repayments on term loans, $2.6 million of repurchases of common stock related to forward share purchase agreements and $167,000 of other required payments related to forward shares purchase agreements.

In the three months ended March 31, 2019, cash provided by financing activities was $671,000, primarily consisting of $696,000 in proceeds from borrowings on term loans and net drawings of $528,000 on the available lines of credit. These amounts were partially offset by $553,000 of repayments on term loans.

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of March 31, 2020, as derived from the audited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after March 31, 2020 (in thousands).

	Payment due by period
	Total	2020 (remaining nine months)	2021-2023	2024-2025	Thereafter
Bank and other borrowings (1)	$26,546	$3,784	$22,306	$456	$—
Line of credit	5,278	5,278	—	—	—
Capital lease obligations	225	84	124	17	—
Operating lease obligations (2)	2,704	541	1,435	606	122
Preference shares obligations	2	2	—	—	—
Notes payable to the Founders	3,578	3,578	—	—	—
Non-convertible notes payable to the Sellers (3)	7,500	7,500	—	—	—
Convertible notes payable to the Sellers (4)	7,500	3,750	3,750	—	—
Other notes payable (5)	400	400
Debt for forward share purchase agreements (6)	31,530	31,530	—	—	—
Long-term payable (7)	2,700	—	2,700	—	—
Total	$87,963	$56,447	$30,315	$1,079	$122

(1)

Subsequent to March 31, 2020, Kaleyra S.p.A. received the approval from UniCredit, UBI Banca S.p.A. and Simest S.p.A. to postpone the payment of the amounts due under the existing loans for the next 6 to 9 months. See Note 19 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details.

(2)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(3)

Notes become due and payable no later than ten business days after Kaleyra receives, whether in a debt or equity financing event (which may include the receipt of cash from third parties with which Kaleyra has entered into Forward Share Purchase Agreements), cash proceeds in an amount not less than $11.5 million.

(4)

Fifty percent (50%) of the outstanding principal balance of the notes will be due and payable on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of the notes plus all accrued and unpaid interest and fees due under the notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date. In the event that Kaleyra receives, at any time while principal on the notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of the notes will be due and payable no later than ten business days after Kaleyra receives such Financing Proceeds. In the event of a Financing where at any time Kaleyra receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent of the remaining outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under the notes will be due and payable no later than ten business days after Kaleyra receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

(5)	In March 2020, the Company issued to Northland a promissory note for the principal amount of $400,000 due within the next 12 months.
(6)

Debts for forward share purchase agreements have been determined as the present value to be paid at settlement if the counterparties exercise their put option. As of March 31, 2020, the Company had restricted cash as collateral for obligations under the Forward Share Purchase Agreements with Glazer Capital and Yakira of $20.8 million.

(7)

On April 16, 2020, in connection with our previously consummated Business Combination, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and

(iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement” and, the common stock underlying the Warrant Agreement, the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount $2,700,000 to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2,295,000 issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note,” and together with the Cowen Note, the “Convertible Notes”), respectively. The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

Off-Balance Sheet Arrangements

As of March 31, 2020, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of March 31, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax benefit of $589,000 and an income tax expense $79,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $2.1 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $321,000 of tax expense.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for more information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of the material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($6.7 million at the March 31, 2020 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings.

The case has now been submitted to a panel of judges for review to determine if the claim can proceed in the Court of Milan or a suspension must be declared until the administrative proceeding is decided.

The claim is under review and both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019. There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such action cannot be determined at this time. Therefore no recognition of these actions has been made in the condensed consolidated financial statements.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of €8.3 million ($9.1 million at the March 31, 2020 exchange rate) for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

At the first hearing before the Court of Milan held for the appearance of the parties on December 11, 2019, the judge reserved the decision on the possible suspension of the civil case in consideration of the appeal brought by Telecom Italia S.p.A. and Telecom Italia Sparkle S.p.A. against the Italian Antitrust Authority’s decision of December 13, 2017 before the Administrative Court of Latium (namely, Tribunale Amministrativo Regionale del Lazio), which is currently pending.

By order issued on December 14, 2019, the judge released his reserve and referred the issue concerning the relation between the assessment of the pending administrative case and the one to be carried out in the civil case to a panel composed of three judges.

The case was therefore adjourned for a hearing on April 29, 2020 where the parties will have to file their final pleadings.

There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such civil action cannot be determined at this time. Therefore no recognition of these actions has been made in the condensed consolidated financial statements.

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

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.

In the three months ended March 31, 2020, Kaleyra’s 10 largest customers generated an aggregate of 49% of its revenue. In the three months ended March 31, 2019, Kaleyra’s 10 largest customers generated an aggregate of 54% of its revenue. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially. Kaleyra had approximately 260 employees as of March 31, 2020, as compared with 233 employees as of March 31, 2019.  This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

•effectively attracting, training, and integrating a large number of new employees, particularly technical personnel and members of Kaleyra’s management and sales teams;

•further improving Kaleyra’s key business systems, processes, and information technology infrastructure to support Kaleyra’s business needs;

•enhancing Kaleyra’s information and communication systems to ensure that Kaleyra’s employees are well-coordinated and can effectively communicate with each other and Kaleyra’s customers; and

•improving Kaleyra’s internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of Kaleyra’s operational and financial results.

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

In the three months ended March 31, 2020, and 2019, Kaleyra derived 69.8% and 77.9% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 6.1% in the three months ended March 31, 2019 to 12.8% in the three months ended March 31, 2020, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 13.0% in the three months ended March 31, 2019 to 7.7% in the three months ended March 31, 2020. Revenue deriving from customer accounts located in the rest of the world increased from 3.0% in the three months ended March 31, 2019 to 9.7% in the three months ended March 31, 2020. This is in line with the expansion strategy out of Italy and India identified by the Company. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2020, Kaleyra carried a net $25.0 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2020, on March 6, 2020, as consideration for financial advisory services provided by Northland Securities, Inc. (“Northland”) to Kaleyra S.p.A. in connection with the previously consummated business combination between Kaleyra Inc. (f/k/a GigCapital, Inc.) and Kaleyra S.p.A. (the “Business Combination”), we, as successor to Kaleyra S.p.A., agreed to pay to Northland, in full satisfaction of all amounts owned to Northland, the following amounts: (i) $100,000 in cash (the “Northland Cash Payment”), (ii) a promissory note for the principal amount of $400,000, together with all accrued but unpaid interest thereon (the “Northland Note”), and (iii) 140,000 shares of the Company’s common stock, par value $0.0001 per share (the “Northland Common Stock Payment”).

The Northland Common Stock Payment was issued to Northland in accordance with the terms of that certain Securities Issuance Agreement, dated March 6, 2020, by and between us and Northland (the “Securities Issuance Agreement”). The Securities Issuance Agreement contains customary representations and warranties. The 140,000 shares (the “Northland Shares”) issued to Northland pursuant to the Securities Issuance Agreement were not registered at the time of issuance under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements; provided, however, we agreed to provide certain registration rights with respect to the Northland Shares to the same extent, and on the same terms, as provided to certain of our stockholders pursuant to the Amended and Restated Registration Rights Agreement, dated as of November 25, 2019, between us and the stockholders party thereto, as previously filed by the Company with the SEC on its Current Report on Form 8-K on December 2, 2019.

Northland has agreed that neither it nor any person acting on its behalf pursuant to any understanding with Northland will allow the Northland Shares to be used to facilitate the engagement in short sales of the Company’s securities, including through the loaning of the Northland Shares to any third-party for the purpose of engaging in short sales of the Company’s securities.

The Company issued the Northland Shares in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption from registration based in part on the representations made by Northland, including the representations with respect to Northland’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and appropriate legends have been affixed to the certificates representing the Northland Shares.

On April 16, 2020, in connection with our previously consummated Business Combination, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement” and, the common stock underlying the Warrant Agreement, the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares shall be calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount $2,700,000 to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2,295,000 issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note,” and together with the Cowen Note, the “Convertible Notes”), respectively. The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

The Settlement Shares were not registered at the time of issuance under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements; provided, however, in connection with the Settlement Agreement, the Company has agreed pursuant to a registration rights agreement between the Company and Cowen Investments and Chardan dated May 1, 2020 (the “Registration Rights Agreement”) to provide certain registration rights with respect to the Settlement Shares and the maximum number of shares underlying the Convertible Notes.

The Company issued the Settlement Shares and the Convertible Notes in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption from registration based in part on the representations made by the Service Firms, including the representations with respect to the Service Firms’ status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act, and appropriate legends have been affixed to the certificates representing the Settlement Shares.

On May 4, 2020, we filed with the SEC a resale registration statement on Form S-1 (Registration No. 333-237992) to register, among other securities, the resale of the Northland Shares, Settlement Shares, Warrant Shares and the shares underlying the Convertible Notes. The resale registration statement was declared effective by the SEC on May 8, 2020.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2020 – January 31, 2020	—	$—	—	—
February 1, 2020 – February 29, 2020 (1)	235,169	$11.06	235,169	—
March 1, 2020 – March 31, 2020	—	$—	—	—
Total	235,169	$11.06	235,169	—
(1)	See Note 8 – Debt for Forward Share Purchase Agreements – Greenhaven for details regarding the Greenhaven Forward Share Purchase Agreement, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KALEYRA, INC.

Dated: May 15, 2020	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: May 15, 2020	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)