Form 10-Q/A
period 2020-03-31
Kaleyra, Inc.
filed 2020-05-19
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Kaleyra, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020 (the “Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Form 10-Q disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2020, and in accordance with the Securities and Exchange Commission Order Under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, SEC Release No. 34-88318, dated March 4, 2020 (the “Original Order”), as superseded by Securities and Exchange Commission Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, Release No. 34-88465, dated March 25, 2020 (the “Order”), extending and modifying the exemptions granted by the Original Order, the Company disclosed: (i) that it relied on the relief provided by the Order in connection with the filing of the Form 10-Q, (ii) as the Company is headquartered in Milan, Italy, the ongoing lockdown and quarantine imposed by the Italian government in response to the COVID-19 public health emergency impacted its ability working with third parties in Italy to obtain information necessary for the Company to complete the internal processes required for the preparation of the Company’s consolidated financial statements or the review of such consolidated financial statements by the Company’s independent registered public accounting firm in time to allow for, or to otherwise enable, the Company to approve and file the Form 10-Q on a timely basis, and (iii) the Company expected to file the Form 10-Q on or before May 15, 2020. The Company filed the Form 10-Q on May 15, 2020 which was within the stated timeframe.

This Amendment does not modify or update in any way the disclosures contained in the Form 10-Q other than as set forth above.

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

KALEYRA, INC.

Dated: May 19, 2020	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President
(Principal Executive Officer)

KALEYRA, INC.

Dated: May 19, 2020	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)