Form 10-Q
period 2020-06-30
Kaleyra, Inc.
filed 2020-08-10
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 28,475,081 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$37,221	$16,103
Restricted cash	27	20,894
Short-term investments	4,805	5,124
Trade receivables, net	38,069	39,509
Prepaid expenses	1,098	648
Other current assets	1,921	4,224
Total current assets	83,141	86,502
Property and equipment, net	4,750	3,393
Intangible assets, net	8,229	9,353
Goodwill	16,296	16,953
Other long-term assets	1,700	1,203
Total Assets	$114,116	$117,404
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$55,152	$63,320
Debt for forward share purchase agreements	7,525	34,013
Notes payable	—	1,667
Notes payable due to related parties	9,750	9,411
Lines of credit	4,995	3,627
Current portion of bank and other borrowings	8,082	7,564
Deferred revenue	1,500	1,397
Preference shares	1	683
Preference shares due to related parties	1	1,847
Payroll and payroll related accrued liabilities	5,267	1,038
Other current liabilities	1,687	1,379
Total current liabilities	93,960	125,946
Long-term portion of bank and other borrowings	18,755	16,134
Long-term portion of notes payable	2,700	—
Long-term portion of notes payable due to related parties	3,750	7,500
Long-term portion of employee benefit obligation	1,490	1,398
Deferred tax liabilities	1,304	2,045
Other long-term liabilities	1,147	3,155
Total Liabilities	123,106	156,178
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 30,258,223 shares issued and 27,999,713 shares outstanding as of June 30, 2020 and 19,977,113 shares issued and outstanding as of December 31, 2019	3	2
Additional paid-in capital	74,284	2,143
Treasury stock, at cost; 2,258,510 and 0 shares as of June 30, 2020 and December 31, 2019, respectively	(24,218)	—
Accumulated other comprehensive income (loss)	(1,115)	74
Accumulated deficit	(57,944)	(40,993)
Total stockholders’ equity (deficit)	(8,990)	(38,774)
Total liabilities and stockholders’ equity (deficit)	$114,116	$117,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$31,199	$30,871	$64,832	$58,596
Cost of revenue	26,846	24,848	55,748	47,324
Gross profit	4,353	6,023	9,084	11,272
Operating expenses:
Research and development	2,346	1,394	5,156	2,590
Sales and marketing	2,989	1,488	6,732	2,960
General and administrative	6,537	3,961	14,296	7,740
Total operating expenses	11,872	6,843	26,184	13,290
Loss from operations	(7,519)	(820)	(17,100)	(2,018)
Other income, net	11	13	53	95
Financial income (expense), net	(518)	(135)	(559)	(65)
Foreign currency income (loss)	(415)	112	(247)	(142)
Loss before income tax expense (benefit)	(8,441)	(830)	(17,853)	(2,130)
Income tax expense (benefit)	(313)	472	(902)	551
Net loss	$(8,128)	$(1,302)	$(16,951)	$(2,681)
Net loss per common share, basic and diluted (1)	$(0.39)	$(0.12)	$(0.84)	$(0.25)
Weighted-average shares used in computing net loss per common share, basic and diluted (1)	20,606,816	10,687,106	20,293,203	10,687,106

______________________________

(1)

Amounts for the three and six months ended June 30, 2019 were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and net loss per share, basic and diluted were retrospectively adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,128)	$(1,302)	$(16,951)	$(2,681)
Other comprehensive income (loss):
Foreign currency translation adjustments	(691)	(243)	(1,193)	318
Net unrealized gain on marketable securities, net of tax (1)	—	11	4	26
Total other comprehensive income (loss)	(691)	(232)	(1,189)	344
Total comprehensive loss	$(8,819)	$(1,534)	$(18,140)	$(2,337)

______________________________

(1)

The Company recorded $0 and $1,000 of tax expense on unrealized gain on marketable securities for the three and six months ended June 30, 2020, respectively and $3,000 and $8,000 of tax expense on unrealized gain on marketable securities for the three and six months ended June 30, 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2020	20,019,048	$2	$11,190	235,169	$(2,587)	$(424)	$(49,816)	$(41,635)
Common stock repurchased in connection with forward share purchase agreements	(2,023,341)	—	21,631	2,023,341	(21,631)	—	—	—
Change in forward share purchase agreement liability	—	—	1,942	—	—	—	—	1,942
Stock-based compensation (RSUs)	22,000	—	4,630	—	—	—	—	4,630
Proceeds from issuance of common stock in public offering, net of issuance costs	7,777,778	1	31,996	—	—	—	—	31,997
Common stock issued to sellers (Earn-out 2019)	1,763,633	—						—
Common stock issued to settle a payable (1)	440,595	—	2,895	—	—	—	—	2,895
Net loss	—	—	—	—	—	—	(8,128)	(8,128)
Other comprehensive loss	—	—	—	—	—	(691)	—	(691)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital(3)	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2019	10,687,106	$1	$10,186	—	$—	$607	$(6,671)	$4,123
Net loss	—	—	—	—	—	—	(1,302)	(1,302)
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)
Balance as of June 30, 2019	10,687,106	$1	$10,186	—	$—	$375	$(7,973)	$2,589

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,258,510)	—	24,218	2,258,510	(24,218)	—	—	—
Change in forward share purchase agreement liability	—	—	1,671	—	—	—	—	1,671
Stock-based compensation (RSUs)	159,104	—	10,834	—	—	—	—	10,834
Proceeds from issuance of common stock in public offering, net of issuance costs	7,777,778	1	31,996	—	—	—	—	31,997
Common stock issued to sellers (Earn-out 2019)	1,763,633	—						—
Common stock issued to settle a payable (1) (2)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(16,951)	(16,951)
Other comprehensive loss	—	—	—	—	—	(1,189)	—	(1,189)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital(3)	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018	10,687,106	$1	$10,186	—	$—	$31	$(5,292)	$4,926
Net loss	—	—	—	—	—	—	(2,681)	(2,681)
Other comprehensive income	—	—	—	—	—	344	—	344
Balance as of June 30, 2019	10,687,106	$1	$10,186	—	$—	$375	$(7,973)	$2,589

____________________

(1)

On May 1, 2020, the Company issued to Cowen Investments II LLC (“Cowen”) and Chardan Capital Markets, LLC (“Chardan”) an aggregate of 440,595 shares of the Company’s common stock (“Settlement Shares”), consisting of 374,506 Settlement Shares issued to Cowen, and 66,089 Settlement Shares issued to Chardan, as a partial settlement of the amounts owed to Cowen and Chardan for financial advisory services provided by Cowen and Chardan to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

(2)

On March 6, 2020, the Company issued to Northland Securities Inc. (“Northland”), 140,000 shares of the Company’s common stock as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

(3)

Amounts as of June 30, 2019 and before that date were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(16,951)	$(2,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,269	1,307
Stock-based compensation, preference share and unpaid bonuses	11,133	451
Non-cash settlement of preference share liability	(2,486)	—
Allowance for doubtful accounts	44	1
Employee benefit obligation	253	146
Non-cash interest expense, net	117	275
Deferred taxes	(636)	(488)
Change in operating assets and liabilities:
Trade receivables	793	(5,747)
Other current assets	1,938	(597)
Other long-term assets	(448)	(299)
Accounts payable	(5,375)	5,405
Other current liabilities	5,059	334
Deferred revenue	171	47
Long-term liabilities	698	374
Net cash used in operating activities	(4,421)	(1,472)
Cash Flows from Investing Activities:
Purchase of short-term investments	(4,920)	(2,912)
Sale of short-term investments	5,041	2,493
Purchase of property and equipment	(494)	(694)
Sale of property and equipment	16	—
Capitalized software development costs	(1,371)	—
Purchase of intangible assets	(6)	(8)
Net cash used in investing activities	(1,734)	(1,121)
Cash Flows from Financing Activities:
Change in line of credit	1,353	(376)
Borrowings on term loans	8,800	4,970
Repayments on term loans	(5,741)	(1,506)
Repayments on notes payable	(5,478)	—
Repurchase of common stock in connection with forward share purchase agreements	(24,218)	—
Payments related to forward share purchase agreements	(620)	—
Proceeds from issuance of stock in public offering, net of issuance costs	32,680	—
Net cash provided by financing activities	6,776	3,088
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(370)	32
Net increase in cash, cash equivalents and restricted cash	251	527
Cash, cash equivalents and restricted cash, beginning of period (1)	36,997	8,207
Cash, cash equivalents and restricted cash, end of period (1)	$37,248	$8,734
Supplemental disclosures of cash flow information:
Cash paid for interest	$448	$188
Cash paid for income taxes	$—	$432
Non-cash financing activities:
Change in value of forward share purchase agreements	$(1,671)	$—
Common stock issued to settle a payable	$3,123	$—
Issuance costs for public offering included in accounts payable	$683	$—
Note payable issued to settle a payable	$3,100	$—

____________________

(1)

As of June 30, 2020, includes $37.2 million of cash and cash equivalents and $27,000 of restricted cash; as of December 31, 2019, includes $16.1 million of cash and cash equivalents and $20.9 million of restricted cash.

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

On December 12, 2017, the Company completed the initial closing of its initial public offering (the “IPO”) whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. On January 9, 2018, the Company completed the second closing of the IPO with the exercise of the over-allotment option with the consummation of the sale of an additional 1,875,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, three-fourths (3/4) of one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-tenth (1/10) of one share of common stock upon consummation of a business combination (the “Rights”). Warrants will only be exercisable for whole shares at $11.50 per share. On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants were issued upon separation of the Units and only whole warrants will trade. Any Units that were not separated, prior to the consummation of the Company’s business combination, continued to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that were separated, prior to the consummation of the Company’s business combination, traded on the New York Stock Exchange under the symbols “GIG,” “GIG.WS” and “GIGr,” respectively.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Under this method of accounting, Kaleyra, Inc. has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination has been treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

As a result of the accounting for the Business Combination, the number of common shares authorized and outstanding during periods prior to the Business Combination, have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. The common stock and additional paid-in capital have also been retrospectively adjusted accordingly. Specifically, the number of common shares outstanding during periods prior to the Business Combination have been computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the Stock Purchase Agreement. Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. See Note 16 – Net Loss Per Share – for further details.

Upon the closing of the Business Combination, the Company’s rights and Units ceased trading, and the Company’s common stock began trading on the NYSE American stock exchange under the symbol “KLR”. Furthermore, on December 2, 2019, Kaleyra’s warrants began trading on the NYSE American stock exchange as “KLR WS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Kaleyra and our consolidated subsidiaries for all periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2020.

These condensed consolidated financial statements have been prepared in conformity with US GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides, among others, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these condensed consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities, and its current liabilities exceed its current assets as of June 30, 2020. The condensed consolidated balance sheet as of June 30, 2020 includes total current assets of $83.1 million and total current liabilities of $94.0 million, resulting in net liabilities due within the next 12 months of $10.8 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Forward Share Purchase Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of June 30, 2020, the Company still had the following obligations as a result of the Business Combination:

(i) $2.7 million of liabilities related to non recurring Business Combination transaction related costs;

(ii) $13.5 million of deferred consideration to sellers in the Business Combination transaction; and

(iii) $7.5 million of obligations under certain Forward Share Purchase Agreements entered into by GigCapital Inc. prior to the Business Combination.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock at the public offering price less underwriting discounts. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock.

Subsequent to June 30, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement, that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock by the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020 the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company. See Note 19 – Subsequent Events – for further details.

Considering the effects of the Offering described above and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Business seasonality

The Company’s results are affected by the business cycles of its customer base, which generally results in stronger revenue in the fourth quarter of the calendar year. We believe this variability is largely due to the market demand for our customers’ and/or business partners’ services due to higher levels of purchasing activity in the holiday season. As a result of our historically higher portion of sales in the fourth quarter of each year, our cost of revenue increases during such period relative to any increase in revenue. The increase in cost of revenue and other impacts of seasonality may affect profitability in a given quarter.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and trade receivables. The Company maintains cash and cash equivalents and short-term investments with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three months ended June 30, 2020 and 2019, there were one and three customers, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In the six months ended June 30, 2020 and 2019, there were zero and three customers, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In the three months ended June 30, 2020, revenues generated by that one customer accounted for $3.7 million. In the three months ended June 30, 2019, revenue generated by those three customers accounted for $4.9 million, $3.9 million and $3.2 million, respectively. In the six months ended June 30, 2019, revenue generated by those three customers accounted for $9.7 million, $7.3 million and 6.3 million, respectively. As of June 30, 2020 and December 31, 2019, no individual customer accounted for more than 10% of the Company’s consolidated total trade receivables.

Reclassifications

Certain reclassifications have been made to the 2019 presentation to conform to the current period’s presentation, none of which had an effect on total assets, total liabilities, stockholders’ equity (deficit), or net loss.

Recent Accounting Pronouncements

In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-05 “Revenue from contracts with customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities”, which provides a limited deferral of the effective dates of the following Updates (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective: i) Accounting Standards

Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Revenue); ii) Accounting Standards Update No. 2016-02, Leases (Topic 842) (Leases). In November 2019, the Board issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: Public business entities; not-for-profit entities that have issued or are conduit bond obligors for securities that are traded, listed, or quoted on an exchange or an over-the-counter market; and employee benefit plans that file or furnish financial statements with or to the SEC for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In Update 2019-10, the Board noted that challenges associated with transition to a major Update are often magnified for private companies, smaller public companies, and NFP entities. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason FASB issued the amendments in this ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category and public NFP entities that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

For Issue 1, 2, 4 and 5, for public business entities, the amendments are effective upon issuance of this final ASU. For all other entities, including emerging growth companies as defined in the JOBS Act, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early application is permitted. The Company adopted the amendments in the three-month period ended March 31, 2020, and the adoption did not have a material impact on its consolidated financial statements.

For Issue 3, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2019-04, for the guidance related to the amendments in ASU 2016-01. The effective date of ASU 2019-04 for the amendments to ASU 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the amendments in the three-month period ended March 31, 2020, and the adoption did not have a material impact on its consolidated financial statements.

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

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)”. This ASU applies to all registrants that are creditors in loan transactions that, individually or in the aggregate, have a material effect on the registrant’s financial condition. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. On November 15, 2019, the FASB delayed the effective date of ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for U.S. Securities and Exchange Commission (“SEC”) filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. In particular, the following disclosure were added: (i) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (ii) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the amendments in the three-month period ended March 31, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Hierarchy as of June 30, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Certificates of deposit (1)	$—	$4,805	$—	$4,805
Total Assets	$—	$4,805	$—	$4,805
Liabilities:
Interest Rate Swap (2)	$—	$124	$—	$124
Preference shares (3)	—	—	2	2
Debt for forward share purchase agreements (4)	—	7,525	—	7,525
Total Liabilities	$—	$7,649	$2	$7,651

(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(2)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
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
(3)

Based on the information available at the reporting date, the preference shares liability was estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ended March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represented management best estimates and was significantly above the targeted EBITDA. Changes in the liability during the period are due to (i) compensation expense accrued on a straight-line basis during period; (ii) accrued interest expense due to the fact that the obligation was to be settled in 2020; and (iii) exchange rate differences. No fair value changes were recognized during the period.

(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of June 30, 2020 and as of December 31, 2019 were as follows (in thousands):

	As of June 30, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$—	$—	$—	$—	$5,129	$1	$(6)	$5,124
Certificates of deposit	4,805	—	—	4,805	—	—	—	—

The following table presents changes during the three and six months ended June 30, 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Change in Scope of Consolidation	Gross Transfers In	Fair Value End of Period
Three and six months ended June 30, 2020
Liabilities:
Preference shares	$2,530	$(2,486)	$(42)	$—	$—	$—	$2

There were no transfers of liabilities into or out of Level 2 or Level 3 for the three and the six months ended June 30, 2020.

Net realized and unrealized (gains) and losses included in income related to Level 3 liabilities shown above are reported in the condensed consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial income (expense), net	Foreign currency Income (loss)	Total
Six months ended June 30, 2020
Liabilities:
Preference shares	$(941)	$(372)	$(756)	$(417)	$—	$(2,486)
Six months ended June 30, 2019
Liabilities:
Preference shares	178	71	144	122	—	515

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of June 30, 2020 and December 31, 2019, was €11.2 million ($12.6 million) and €6.3 million ($7.0 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2020	2019	2020	2019
Interest Rate Swap	Financial income (expense), net	$(51)	$(17)	$(44)	$(23)
Foreign Exchange Forward	Financial income (expense), net	—	10	—	249
Total		$(51)	$(7)	$(44)	$226

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

Derivatives Not Designed As Hedging Instruments	Line Items	As of June 30, 2020	As of December 31, 2019
Interest Rate Swap	Other long-term liabilities	$(124)	$(80)
Total		$(124)	$(80)

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

Balance as of December 31, 2019	$16,953
Effect of exchange rate	(657)
Balance as of June 30, 2020	$16,296

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of June 30, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$2,703	$1,232	$1,471	$2,775	$952	$1,823
Customer relationships	8,739	2,063	6,676	9,077	1,631	7,446
Patent	121	39	82	113	29	84
Total amortizable intangible assets	$11,563	$3,334	$8,229	$11,965	$2,612	$9,353

Amortization expense was $406,000 and $448,000 for the three months ended June 30, 2020 and 2019, respectively, and $828,000 and $897,000 for the six months ended June 30, 2020 and 2019, respectively.

Total estimated future amortization expense as of June 30, 2020 is as follows (in thousands):

As of June 30, 2020
2020 (remaining six months)	$807
2021	1,405
2022	1,135
2023	1,033
2024	832
2025 and thereafter	3,017
Total	$8,229

6. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
VAT receivables	$335	$3,136
Receivables from suppliers	816	398
Credit for tax other than income tax	474	358
Income tax assets	259	270
Other receivables	37	62
Total other current assets	$1,921	$4,224

Other long-term assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Non-current income tax credit (advances and tax reduced at sources)	$1,386	$1,029
Miscellaneous	314	174
Total other long-term assets	$1,700	$1,203

7. BANK AND OTHER BORROWINGS

Credit line facilities

As of June 30, 2020, the Company had credit line facilities granted for a total amount of $7.2 million, of which $5.0 million had been used, including a credit revolving facility denominated in US Dollars for $1.0 million granted to Buc Mobile in January 2020. As of December 31, 2019, the Company had available credit line facilities denominated in Euro for $5.6 million, of which $3.6 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on those credit line facilities outstanding as of June 30, 2020, was 1.30%.

As mentioned above, on January 23, 2020, Buc Mobile entered into a revolving facility with Intesa Sanpaolo S.p.A. for a total amount of $1.0 million to be used solely for the purpose of Buc Mobile general working capital needs. As of June 30, 2020, this credit revolving credit facility was drawn for $950,000. The average effective interest rate for the three months ended June 30, 2020 was 1.5%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest	As of June 30,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,288	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	154	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,004	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,551	2,787	February 2023	Euribor 3 months + 3.90%	3.48%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	851	988	January 2022	Euribor 3 months + 1.80%	1.38%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	3,925	4,183	January 2024	Euribor 3 months + 2.60%	2.18%	2.60%
UBI Banca S.p.A. (Line 1)	262	332	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,224	1,499	October 2021	Euribor 3 months +1.95%	1.53%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	412	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,237	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,153	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,662	—	March 2024	Euribor 3 months + 3.00%	2.58%	—
Simest 1	281	280	December 2023	0.50%	0.50%	0.50%
Simest 2	279	279	December 2023	0.50%	0.50%	0.50%
Simest 3	512	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	42	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	26,837	23,698
Less: current portion	8,082	7,564
Total long-term portion	$18,755	$16,134

All bank and other borrowings are unsecured borrowings of Kaleyra.

On March 11, 2020, Kaleyra S.p.A. entered into a 36-month (from first repayment date) unsecured loan agreement with Monte dei Paschi di Siena S.p.A. for $2.2 million (€2.0 million). The total amount of this new facility was drawn in full the same date. This facility bears interest at a fixed rate equal to 1.5%.

On March 20, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “BPM Loan Agreement”) with Banco BPM S.p.A. (formerly Banco Popolare di Milano S.p.A.) for a total of $6.5 million (€6.0 million). The BPM Loan Agreement included a new financing of $2.7 million with the remaining balance used to pay off the original loan dated July 23, 2019, by and between Kaleyra S.p.A. and Banco BPM S.p.A. The BPM Loan Agreement has a maturity of 45 months from the date of first repayment and bears interest at a variable rate equal to the three-month Euribor plus a spread of 3.00%. The BPM Loan Agreement is to be repaid in 15 quarterly installments. The total amount of the BPM Loan Agreement, less amounts related to commissions, fees and expenses, was drawn in full the same date as the BPM Loan Agreement.

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

On June 29, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing loans for an additional 3 months. As a result of this approval the Company will postpone the payments of approximately $404,000 beyond December 31, 2020.

Subsequent to June 30, 2020, Kaleyra S.p.A. entered into a general secured loan agreement (the “Intesa Loan Agreement) with Intesa Sanpaolo, S.p.A. for a total amount of $9.0 million. The Intesa Loan Agreement was disbursed in Euros for an amount of €7.9 million with an exchange rate equal to 0.87602 at the signing date of July 16, 2020. The Intesa Loan Agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period of 24 months. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID‑19 and Italian Government support for Italian businesses. Further, on July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement with Intesa Sanpaolo, S.p.A. of Italy for a total of $6.5 million (the loan was disbursed in Euros for an amount of €5.5 million at the July 29, 2020 exchange rate equal to 0.84801). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The unsecured loan agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is guaranteed by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement. See Note 19 – Subsequent Events – for further details.

As of June 30, 2020, all of the available long-term facilities were drawn in full.

Interest expense on bank and other borrowings was $199,000 for the three months ended June 30, 2020 and $103,000 for the three months ended June 30, 2019, and $417,000 for the six months ended June 30, 2020 and $193,000 for the six months ended June 30, 2019.

As of June 30, 2020, the Company is obliged to make payments as follows (in thousands):

As of June 30, 2020
2020 (remaining six months)	$3,122
2021	9,524
2022	7,956
2023	5,471
2024	764
Total	$26,837

8. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of June 30, 2020, the Company’s debt for forward share purchase agreements amounted to $7.5 million and accrued interest amounted to $358,000.

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

On January 23, 2020, the Company entered into Amendment No. 3 to the Greenhaven Forward Share Purchase Agreement (the “Greenhaven Amendment”). The Greenhaven Amendment provides that Greenhaven has the right to put its subject shares to the Company on the following dates and at the following purchase prices: (i) $11.00 per share for up to 248,963 shares to be sold to the Company on February 21, 2020; and (ii) $11.70 per share for the next 700,000 shares to be sold to the Company on August 30, 2020. Greenhaven may continue to sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On February 20, 2020, the Company repurchased an aggregate of 235,169 of its common stock for $2.6 million. In addition, the Company paid Greenhaven $152,000 for the 60,996 shares that Greenhaven sold on the open market representing the amount at which the $11.00 exceeded the selling price. On August 30, 2020, the Company shall pay Greenhaven an amount equal to (1) the number of shares (including any Additional Shares) sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per share. The Company understands that Greenhaven as of June 30, 2020 had sold 160,452 shares in the open market, for which the aggregate difference between the sale price per share and $11.70 totaled $832,000. In addition, the Company understands that Greenhaven as of June 30, 2020 owned 539,548 shares.

As a result, as of June 30, 2020, the Company’s debt in connection with the Greenhaven Purchase Agreement amounted to $7.0 million, in accordance with Greenhaven Amendment No. 4. Under the terms of Greenhaven Amendment No. 4, on July 21, 2020, Kaleyra paid Greenhaven the previously outstanding debt of $7.0 million in satisfaction of all obligations under Greenhaven Forward Share Purchase Agreement. See Note 19 – Subsequent Events – for further details.

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

Except as described below, Yakira also agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities of the Company and any short sales involving any of the Company’s securities) the Yakira Shares prior to the six-month anniversary of the Business Combination Date. Yakira further agreed to not redeem any of the Yakira Shares in conjunction with the Company’s stockholders’ approval of the Business Combination. Notwithstanding anything to the contrary herein, commencing on the day after the Business Combination Date, Yakira had the right to sell the Yakira Shares in the open market as long as the sales price is above $10.50 per Yakira Share.

Yakira had the right to sell the Yakira Shares between the four-month anniversary and six-month anniversary of the Business Combination Date to the Company for a per share price (the “Yakira Shares Purchase Price”) equal to (a) $10.5019, plus (b) $0.03 per share for each month (prorated for a partial month) following the Business Combination Date that Yakira has held the Yakira Shares. At the closing of the sale of the Yakira Shares to the Company, Yakira agreed to deliver the Yakira Shares to the Company against receipt of the aggregate Yakira Shares Purchase Price, which the Company agreed to pay by wire transfer of immediately available funds from the escrow account described below.

Following the Business Combination Date, the Company deposited into an escrow account with the Escrow Agent, subject to an escrow agreement, with a nationally chartered bank the amount of $11.6 million related to Yakira. The Company agreed that its purchase of the Yakira Shares would be made with funds from the escrow account attributed to the Yakira Shares.

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

In addition, on May 11, 2020, Yakira issued notice under the Yakira Purchase Agreement for Kaleyra to repurchase the 1,084,150 Yakira Shares at $10.6819 per share, for an aggregate purchase price of $11.6 million with such payment to be made with restricted cash previously placed in the escrow account described above, plus an additional $4,000. These shares were repurchased by Kaleyra on May 18, 2020 and are unrelated to the 43,930 Yakira Rights Shares discussed above. As a result of this repurchase, no cash remains in the escrow account in accordance with the terms of the Yakira Forward Share Purchase Agreement.

As of June 30, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $480,000.

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

On March 30, 2020, Kepos provided notice to the Company that it was exercising its option under the Forward Share Purchase Agreement to have 50,000 shares of common stock repurchased by the Company on April 7, 2020 at $10.92 per share, for an aggregate purchase price of $546,000.

On May 18, 2020, Kepos informed the Company that it sold in the open market at a price above $7.00 per share all shares that it had held that were subject to the Forward Share Purchase Agreement other than 25,098 shares, and it provided notice that it was exercising its option under the Forward Share Purchase Agreement to have these remaining 25,098 shares of common stock repurchased by the Company on May 20, 2020 at $10.92 per share, for an aggregate purchase price of $274,000. The May 18, 2020 notice also informed the Company that the amount due to Kepos for the sales that it had made in the open market above $7.00 per share was $431,000, which represented the difference in price between the amount for which these shares were sold by Kepos in the open market and the Kepos Share Purchase Price, as set forth above, for a total aggregate payment to be made by the Company to Kepos of $706,000.

Following the closing of the repurchase mentioned above, the Forward Share Purchase Agreement with Kepos has terminated pursuant to its terms, and as a result the Company has no further obligations under the Forward Share Purchase Agreement following the settlement of the repurchase.

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

Simultaneously with the closing of the Business Combination, the Company deposited $9.9 million which is the aggregate amount necessary to purchase the Glazer Shares, into an escrow account with Continental Stock Transfer and Trust Company (the “Escrow Agent”), subject to the terms of an escrow agreement. The Company’s purchase of the Glazer Shares will be made with funds from the escrow account attributed to the Glazer Shares. In the event that Glazer sells any Glazer Shares as provided for above, it shall provide notice to the Company within three business days of such sale, and Glazer shall instruct the Escrow Agent to release from the escrow account for the Company’s use without restriction an amount equal to the pro rata portion of the escrow attributed to the Glazer Shares which Glazer has sold. In the event that Glazer chooses not to sell to the Company any Glazer Shares that it owns as of the six-month anniversary of the Business Combination Date, Glazer shall instruct the Escrow Agent to release all remaining funds from the escrow account for the Company’s use without restriction.

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

On January 7, 2020, the Company entered into a Letter of Credit and Reimbursement agreement with EagleBank pursuant to which EagleBank issued a standby letter of credit in the initial stated amount of $9.3 million for the benefit of Glazer. The Letter of Credit expired on June 15, 2020. The Letter of Credit could be used to draw down by Glazer upon its sale of shares of common stock of the Company pursuant to the terms and conditions set forth in the Forward Share Purchase Agreement. The Letter of Credit was secured by cash in the amount of $9.3 million, which was held in a deposit account at EagleBank.

On May 15, 2020, Glazer provided notice that it was exercising its option under the Forward Share Purchase Agreement to have its remaining 864,093 shares of common stock repurchased by the Company on May 19, 2020 at $10.6819 per share, for an aggregate purchase price of $9.2 million, which is the full amount remaining under the Letter of Credit as of that date.

Following the repurchase mentioned above, both the Forward Share Purchase Agreement with Glazer and the Letter of Credit and Reimbursement Agreement with EagleBank have terminated pursuant to their respective terms, and as a result the Company has no further obligations under either respective agreement following the settlement of the repurchase.

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

The Confirmation provided that following the closing of the Business Combination, the Company transferred from the Trust Account an amount equal to (a) the aggregate number of the Subject Shares held by NGFP, multiplied by (b) the per share redemption price for shares of common stock out of the Trust Account (the “Forward Price”) (such actual aggregate cash amount, the “Prepayment Amount”), as a partial prepayment to NGFP of the amount to be paid to NGFP in settlement of the Forward Transaction upon the Valuation Date (as defined below) for the number of shares owned by NGFP at the closing of the Business Combination. The amount of the Prepayment Amount transferred to NGFP on November 25, 2019 was $17.0 million.

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

On June 4, 2020, the Company and NGFP entered into a letter agreement (the “NGFP Amendment”) to provide for the extension of the Original Valuation Date to the Extended Valuation Date such that the Valuation Date now is November 25, 2021. As a result, if NGFP sells Subject Shares to the Company, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to the Company, plus be paid the Accrual Percentage equal to 3.50% per annum, on November 25, 2021

For the three and six months ended June 30, 2020, financial expense amounted to $194,000 and to $311,000, respectively.

9. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019, the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”).

Convertible Notes

As of June 30, 2020, the amount outstanding for Convertible Notes was $7.5 million and accrued interest on Convertible Notes was $131,000.

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

In the event that the Company receives, at any time while principal on these Convertible Notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Notes Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of these Notes will be due and payable no later than ten business days after the Company receives such Notes Financing Proceeds. In the event of a Financing where at any time the Company receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent (100%) of the remaining outstanding principal balance of these Convertible Notes, plus all accrued and unpaid interest and fees due under the Notes will be due and payable no later than ten business days after the Company receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

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

Non-convertible Notes

As of June 30, 2020, the amount outstanding for the Non-convertible Note held by Esse Effe was $6.0 million and accrued interest on the Non-convertible Note was $105,000.

The Non-convertible Notes accrued interest at a fixed interest rate equal to LIBOR, which interest rate was one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. As used herein, “LIBOR” means the one-year US Dollar LIBOR interest rate published in The Wall Street Journal on the Business Combination Date. All interest was computed on the basis of a 365-day year and the actual number of days elapsed.

Under the terms of the Non-convertible Notes, the outstanding principal balance of the Non-convertible Notes, plus all accrued and unpaid interest and fees due under these notes, became due and payable, upon the receipt by the Company, in the equity financing event, namely the Offering mentioned above, of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), no later than ten (10) business days after the Company receives the Financing Proceeds. The principal amount of $1.5 million plus accrued interest of $26,000 for the Non-convertible Note held by Maya was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such note at quarter end. The principal amount of $6.0 million plus accrued interest of $105,000 for the Non-convertible Note held by Esse Effe was paid in full on July 2, 2020. See Note 19 – Subsequent Events – for further details.

Notes payable - Other

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, the Company and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after the Company receives the Financing Proceeds. On March 31, 2020, all of the other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes after the closing of the Business Combination.

Interest on the Amended Extension Notes and Amended Working Capital Notes accrued at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest was computed on the basis of a 365-day year and the actual number of days elapsed.

All principal and accrued interest for the Amended Extension Notes and Amended Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes.

On March 6, 2020, the Company issued to Northland, a promissory note for the principal amount of $400,000 as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination. This note bears interest at the rate of 8.0% per annum (subject to adjustment as described below) compounded annually commencing on March 1, 2020 and continues until the note is fully paid. The Northland note is payable in a single installment at maturity on December 31, 2020. In the event that the Northland note is prepaid in full prior to April 30, 2020, there is no interest due on the note, and if prepaid in full on or after April 30, 2020 and prior to December 31, 2020, the interest thereon is recalculated at the time of prepayment at the rate of 4% per annum. All principal and accrued interest for the Northland note was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such note.

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan, which resulted in $0.2 million loss on settlement on the issuance date of May 1, 2020; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

As of June 30, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $5,000. As of June 30, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $3,000.

10. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to $2,000 and $2.5 million as of June 30, 2020 and December 31, 2019, respectively, represent Kaleyra’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, Kaleyra signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the June 30, 2020 exchange rate) and paid in full on July 31, 2020. See Note 19 – Subsequent Events – for further details.

On January 31, 2020, Kaleyra  agreed to pay to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million (at the June 30, 2020 exchange rate), to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million (at the June 30, 2020 exchange rate), and evaluate the timeline for payment thereof at a later date.

On July 31, 2020, following the resolution of the Board of Directors of Solutions Infini, the payment of the previously outstanding performance bonus obligation with two of the eligible employees was approved to be paid on August 31, 2020 for $1.4 million (at the June 30, 2020 exchange rate). See Note 19 – Subsequent Events – for further details.

11. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Liabilities for tax other than income tax	$746	$583
Social security liabilities	280	256
Accrued financial interest	187	149
Other liabilities	474	391
Total other current liabilities	$1,687	$1,379

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Payable to supplier (1)	$—	$2,700
Derivative contract liabilities	124	80
Accrued financial interest	489	—
Other long-term liabilities	534	375
Total other long-term liabilities	$1,147	$3,155
(1)	This obligation was settled by issuance of a note payable on May 1, 2020, when the settlement agreement with the supplier was executed as described above in Note 10.

12. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Italy	$13,547	$14,463	$28,155	$27,871
India	6,224	9,122	15,117	17,293
United States	6,353	2,163	10,642	3,855
Europe (excluding Italy)	2,574	3,258	5,147	6,856
Rest of the world	2,501	1,865	5,771	2,721
Total	$31,199	$30,871	$64,832	$58,596

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Italy	43.4%	46.8%	43.4%	47.6%
India	19.9%	29.6%	23.4%	29.5%
United States	20.4%	7.0%	16.4%	6.6%
Europe (excluding Italy)	8.3%	10.6%	7.9%	11.7%
Rest of the world	8.0%	6.0%	8.9%	4.6%

The following table sets forth long-lived assets by geographic area as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Italy	$2,325	$1,772
India	1,193	1,162
United States	1,210	437
Rest of the world	22	22
Total	$4,750	$3,393

	As of June 30,	As of December 31,
	2020	2019
Italy	48.9%	52.2%
India	25.1%	34.2%
United States	25.5%	12.9%
Rest of the world	0.5%	0.7%

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $337,000 and $224,000 for the three months ended June 30, 2020 and 2019, respectively, and $646,000 and $420,000 for the six months ended June 30, 2020 and 2019, respectively.

Future minimum lease payments under operating leases as of June 30, 2020 are as follows (in thousands):

As of June 30, 2020
2020 (remaining six months)	$436
2021	673
2022	536
2023	463
2024	370
2025 and thereafter	436
Total Minimum Lease Payments	$2,914

Contingencies

As of June 30, 2020, the Company had contingent liabilities of $125,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

14. RESTRICTED STOCK UNITS (RSUs)

On March 24, 2020, the Board’s Compensation Committee approved the grant of 113,506 RSUs to a new manager of the Company. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

In May 2020, the Board approved the grant of 447,714 RSUs to three new managers and two new advisory board members of Kaleyra. These RSUs have no performance conditions and vest as follows:

• 435,714 RSUs under this vesting timeline: (i) 25% of the shares vest on May 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from August 1, 2021;

•8,000 RSUs vest on August 1, 2020 and 4,000 RSUs on November 1, 2020.

The following table sets forth the activity related to the number of outstanding RSUs for the six months ended June 30, 2020:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2019	3,336,095	$8.25
Vested	(159,104)	8.25
Granted	561,220	6.16
Cancelled	(132,897)	8.25
Non-vested as of June 30, 2020	3,605,314	$7.93

RSUs compensation expense for the three and six months ended June 30, 2020 was $4.6 million and $10.8 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,140	$—	$2,452	$—
Sales and marketing	1,100	—	2,153	—
General and administrative	2,390	—	6,229	—
Total	$4,630	$—	$10,834	$—

As of June 30, 2020, there was $18.1 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.4 years.

15. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded an income tax benefit of $313,000 and an income tax expense $472,000 for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $902,000 and an income tax expense of $551,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $2.1 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $319,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of June 30, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

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

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,128)	$(1,302)	$(16,951)	$(2,681)
Weighted-average shares used to compute net loss per common share, basic and diluted	20,606,816	10,687,106	20,293,203	10,687,106
Net loss per common share, basic and diluted	$(0.39)	$(0.12)	$(0.84)	$(0.25)

The Company generated a net loss for each of the three and six months ended June 30, 2020 and 2019. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three and six months ended June 30, 2020, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 16,881,691 and 17,377,360, respectively (zero for the three and six months ended June 30, 2019, respectively).

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

As of June 30, 2020, there were 11,154,938 warrants outstanding.

17. TRANSACTIONS WITH RELATED PARTIES

During the three and six months ended June 30, 2020 and 2019, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero, who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with Dr. Emilio Hirsch, a director of the Company. The outstanding amount due by the Company was $7.5 million plus $131,000 of accrued interest as of June 30, 2020 ($7.5 million plus $22,000 of accrued interest as of December 31, 2019). In addition, the previously outstanding unsecured non-convertible promissory note held by Maya was repaid on June 30, 2020, with a total of $1.5 million in principal and $26,000 in accrued interest being paid to Maya. The principal amount of $6 million plus $105,000 in accrued interest of the unsecured non-convertible promissory note held by Esse Effe remained outstanding as of June 30, 2020. See Note 9 – Notes Payable – for additional information;

ii.

Unsecured promissory notes issued by the Company to the Sponsor and GigFounders, LLC. On June 30, 2020, the Company repaid previously outstanding unsecured promissory notes held by the Sponsor and GigFounders, LLC, in the amount of $1.9 million and accrued interest on these promissory notes in the amount of $33,000. As of December 31, 2019, the outstanding amount of unsecured promissory notes was $1.9 million with $5,000 of accrued interest. See Note 9 – Notes Payable – for additional information;

iii.

Legal services rendered by a partner of Studio Legale Chiomenti, that is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $86,000 and $142,000 in the three and six months ended June 30, 2020 (zero in the three and six months ended June 30, 2019); and

iv.

As of June 30, 2020 and December 31, 2019, the outstanding obligation for preference shares due to executive managers was $1,000 and $1.8 million, respectively. As mentioned above, in the three months ended March 31, 2020, as a result of a modification of the 2018 Solutions Infini Purchase Agreement, a significant portion of the liability for preference shares was reversed to the statement of operations. See Note 10 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$—	$50	$—	$144
General and administrative	86	50	142	144
Financial expense, net	122	—	244	—

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

Platform access is considered a monthly service comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% and 98% of total revenue, for the three and the six months ended June 30, 2020, respectively (98% and 98% of total revenue for the three and six months ended June 30, 2019, respectively).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer.

Revenue from term-based fees represented 2% and 2% of total revenue for the three and the six months ended June 30, 2020, respectively (2% and 2% of total revenue for the three and six months ended June 30, 2019, respectively).

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of June 30, 2020 and December 31, 2019.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of June 30, 2020 and December 31, 2019, the Company recorded $1.5 million and $1.4 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and six months ended June 30, 2020, the Company recognized $297,000 and $944,000, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2019.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 12 – Geographic Information for details of revenue by geographic area.

19. SUBSEQUENT EVENTS

On July 2, 2020, the previously outstanding amount of the unsecured Non-convertible Note, held by Esse Effe was repaid in full, with a total of $6.0 million in principal and $105,000 in accrued interest being paid to Esse Effe.

On July 16, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement with Intesa Sanpaolo, S.p.A. of Italy for a total of $9.0 million (the loan was disbursed in Euros for an amount of €7.9 million at the July 16, 2020 exchange rate equal to 0.87602). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The unsecured loan agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period for principal payments for the first 24 months. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

On July 18, 2020, the Company entered into Amendment No. 4 to the Greenhaven Forward Share Purchase Agreement (the “Greenhaven Amendment No. 4”). The Greenhaven Amendment No. 4 provides that Greenhaven has the right to put the remaining 539,548 subject shares that Greenhaven holds to the Company at $11.70 per share minus $100,000 on July 21, 2020, or $6.2 million, which is a reduction of $100,000 to the amount that these shares should have otherwise been sold to the Company on August 30, 2020. As a result of the Greenhaven Amendment No. 4, on July 21, 2020, the Company paid Greenhaven the sum of $7.0 million in satisfaction of all obligations to Greenhaven under the Greenhaven Forward Share Purchase Agreement, including the $832,000 owed for the aggregate difference between the sale price per share and $11.70 relating to the 160,452 shares sold in the open market as of June 30, 2020. Furthermore, by satisfying these obligations to Greenhaven, substantially all the liabilities that the Company had upon the closing of the Company’s Business Combination with Kaleyra S.p.A. to make payments in the future pursuant to forward share purchase arrangements have either been pre-paid (as is primarily the case with the arrangement with Nomura Global Financial Products, Inc., which remains in place) or made, or otherwise discharged as a result of sales of shares into the market by counterparties to the forward share purchase arrangements.

On July 22, 2020, Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named within the previously consummated public offering of the Company’s common stock, issued notice under the terms of the Underwriting Agreement, that they were exercising their option to purchase an additional 984,916 shares of common stock at the public offering price less underwriting discounts. On the settlement date of July 24, 2020 the additional net proceeds of the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

On July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement with Intesa Sanpaolo, S.p.A. of Italy for a total of $6.5 million (the loan was disbursed in Euros for an amount of €5.5 million at the July 29, 2020 exchange rate equal to 0.84801). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The unsecured loan agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is guaranteed by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

On July 29, 2020, the German branch of Kaleyra S.p.A. was registered with the German Chamber Tax Authority of Commerce. Kaleyra’s branch in Germany, by far the most important country in Europe after Italy, was established to expand Kaleyra footprint in Central Europe and Nordic Countries by leveraging Kaleyra trusted business soundness.

On July 31, 2020, the previously outstanding preference shares obligation under the amended 2018 Solutions Infini Purchase Agreement was repaid in full for Indian Rupee 132,000 ($2,000 at the June 30, 2020 exchange rate), and as a result the Company has no further obligation under the 2018 Solutions Infini Purchase Agreement.

On July 31, 2020, following the resolution of the Board of Directors of Solutions Infini, the payment of the previously outstanding performance bonus obligation with two of the eligible employees was approved to be paid on August 31, 2020 for $1.4 million (at the June 30, 2020 exchange rate).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

On November 25, 2019, the Company (f/k/a GigCapital, Inc.) completed the acquisition of Kaleyra S.p.A., pursuant to the terms of a Stock Purchase Agreement (the “Business Combination”). In connection with the Closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc. GigCapital, Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kaleyra S.p.A. is a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and connectivity solutions in the API/Communication Platform as a Service market (“CPaaS”), headquartered in Milan, Italy and with operations in Italy, India, Dubai and the United States.

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

During the three and six months ended June 30, 2020, Kaleyra processed nearly 5.3 billion and 12.3 billion billable messages and 0.5 billion and 1.4 billion voice calls, respectively. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of almost 300 employees.

Kaleyra has more than 3,000 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation, with no single customer representing more than 15% of revenues. In the three months ended June 30, 2020 and 2019, Kaleyra had one and three customers which accounted for more than 10% of Kaleyra’s revenues, respectively. In the six months ended June 30, 2020 and 2019, Kaleyra had zero and three customers which accounted for more than 10% of Kaleyra’s revenues, respectively.

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

For the three and six months ended June 30, 2020 and 2019, all of Kaleyra’s revenue was derived from its messaging products in the CPaaS market.

Kaleyra’s revenue is primarily driven by the number of messages delivered to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended June 30, 2020, the number of messages delivered to customers decreased by 11.7% compared to the three months ended June 30, 2019.

Such decrease was mainly driven by the drop in volumes delivered in the Indian region due to COVID-19 pandemic. Volume decrease was the result of a reduction in SMS services related to enterprise market and voice services.

Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euros and Indian Rupees.

Kaleyra’s business partners in Italy mainly consist of banks and other credit card issuers that connect to their customers (end-user customers) sending highly secured and reliable messages through Kaleyra’s platform. Volume of messages delivered to these customers is in line with the same period of last year.

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

As consideration for the Business Combination, on November 25, 2019 (the “Business Combination Date”), Kaleyra issued, in the aggregate, 10,687,106 shares of common stock to the Sellers. Furthermore, on April 29, 2020, as additional consideration for the Business Combination as an earn-out, Kaleyra issued 1,763,633 shares of its common stock to the Sellers.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. We do not yet know the full extent of potential impacts on our revenues, business operations or overall financial condition. At this stage, revenues are expected to confirm their increasing trend once compared to the previous year, despite a foreseen negative impact in terms of gross marginality. The extent and duration of the pandemic is highly uncertain and difficult to predict. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Restricted Stock Units (“RSUs”)

In December 2019, RSUs were granted to certain employees, directors and advisory board members of Kaleyra for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25.

In March 2020, the Board’s Compensation Committee approved the grant of 113,506 RSUs to a new manager of Kaleyra.

In May 2020, the Board approved the grant of 447,714 RSUs to three new mangers and two new advisory board members of Kaleyra.

RSUs compensation expense for the three months ended June 30, 2020 was $4.6 million of which $1.1 million is recorded in research and development, $1.1 million in sales and marketing, and $2.4 million in general and administrative.

As of June 30, 2020, there was $18.1 million of unrecognized compensation cost related to non-vested RSUs.

Preference shares liabilities and accrued performance bonuses

Preference shares liabilities amounting to $2,000 and $2.5 million as of June 30, 2020 and December 31, 2019, respectively, represent Kaleyra’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, Kaleyra signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, effective on January 30, 2020, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the June 30, 2020 exchange rate) and paid in full on July 31, 2020.

On January 31, 2020, Kaleyra agreed to pay, to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million (at the June 30, 2020 exchange rate), to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million (at the June 30, 2020 exchange rate), and evaluate the timeline for payment thereof at a later date.

On July 31, 2020, following the resolution of the Board of Directors of Solutions Infini, the payment of the previously outstanding performance bonus obligation with two of the eligible employees was approved to be paid on August 31, 2020 for $1.4 million (at the June 30, 2020 exchange rate). See Note 19 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details.

As a result of the modification and agreements described above, $2.5 million of preference shares obligation was reversed to the statement of operations for the six months ended June 30, 2020 and $3.7 million of performance bonuses were recorded in the same period resulting in a $1.2 million net impact to the condensed consolidated statement of operations (before tax).

For the six months ended June 30, 2020 and 2019, the net impact of the preference shares amendment and the performance bonus agreements, on loss before income tax expense (benefit) was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Research and development	$524	$—
Sales and marketing	1,093	—
General and administrative	(30)	—
Financial income (expense), net	(417)	—
Total	$1,170	$—

In addition, the accrual of the performance bonuses mentioned above resulted in a $920,000 tax deduction for the six months ended June 30, 2020, as, unlike preference shares costs, performance bonus expenses are deductible for tax purposes.

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

Research and Development Expense

Research and development expense consist primarily of personnel costs, including stock-based compensation, the costs of the technology platform used for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs (other than those related to the technology platform) and an allocation of general overhead expenses. Kaleyra capitalizes the portion of its software development costs that meet the criteria for capitalization.

Sales and Marketing Expense

Sales and marketing expense is comprised of compensation, variable incentive compensation, benefits related to Kaleyra’s sales personnel, along with travel expenses, other employee related costs including stock-based compensation, and expenses related to advertising, marketing programs and events.

General and Administrative Expense

General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, and other administrative costs such as facilities expenses, professional fees, and travel expenses.

Results of Operations

Three and six months ended June 30, 2020 compared with three and six months ended June 30, 2019

Comparison of the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$31,199	$30,871	$64,832	$58,596
Cost of revenue (1)	26,846	24,848	55,748	47,324
Gross profit	4,353	6,023	9,084	11,272
Operating expenses:
Research and development (2)	2,346	1,394	5,156	2,590
Sales and marketing (1)(2)	2,989	1,488	6,732	2,960
General and administrative (2)	6,537	3,961	14,296	7,740
Total operating expenses	11,872	6,843	26,184	13,290
Loss from operations	(7,519)	(820)	(17,100)	(2,018)
Other income, net	11	13	53	95
Financial income (expense), net	(518)	(135)	(559)	(65)
Foreign currency income (loss)	(415)	112	(247)	(142)
Loss before income tax expense (benefit)	(8,441)	(830)	(17,853)	(2,130)
Income tax expense (benefit)	(313)	472	(902)	551
Net loss	$(8,128)	$(1,302)	$(16,951)	$(2,681)

(1)	For the three and six months ended June 30, 2020 and 2019, the expense includes amortization of intangible assets acquired in a business combination as noted in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$156	$164	$316	$327
Sales and marketing	245	279	502	560
Total	$401	$443	$818	$887

(2)	For the three and six months ended June 30, 2020 and 2019, operating expenses include stock-based compensation related to RSUs as noted in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,140	$—	$2,452	$—
Sales and marketing	1,100	—	2,153	—
General and administrative	2,390	—	6,229	—
Total	$4,630	$—	$10,834	$—

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$31,199	$30,871	$328	1%
Cost of revenue	26,846	24,848	1,998	8%
Gross profit	4,353	6,023	(1,670)	(28%)
Operating expenses:
Research and development	2,346	1,394	952	68%
Sales and marketing	2,989	1,488	1,501	101%
General and administrative	6,537	3,961	2,576	65%
Total operating expenses	11,872	6,843	5,029	73%
Loss from operations	(7,519)	(820)	6,699	NM
Other income, net	11	13	(2)	(15%)
Financial income (expense), net	(518)	(135)	383	NM
Foreign currency income (loss)	(415)	112	527	NM
Loss before income tax expense (benefit)	(8,441)	(830)	7,611	NM
Income tax expense (benefit)	(313)	472	(785)	NM
Net loss	$(8,128)	$(1,302)	$6,826	NM

NM = Not meaningful

Revenue

In the three months ended June 30, 2020, revenue increased by $328,000, or 1%, compared to the three months ended June 30, 2019. This increase was mainly driven by a change in the business mix with a shift towards services with lower prices, specifically relating to the increase in connectivity business volumes against a decrease in SMS services related to enterprise market and voice services.

Cost of Revenue and Gross Profit

In the three months ended June 30, 2020, cost of revenue increased by $2.0 million, or 8%, compared to the three months ended June 30, 2019. The increase in cost of revenue was primarily attributable to the increase in message activities and to the increase of average connectivity costs. In the three months ended June 30, 2020, gross profit decreased by 28% compared to the three months ended June 30, 2019, mainly as a result of the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the three months ended June 30, 2020.

Operating Expenses

In the three months ended June 30, 2020, research and development expenses increased by $952,000, compared to the three months ended June 30, 2019. Research and development expenses included $1.1 million of stock-based compensation, compared to zero in the three months ended June 30, 2019. Excluding such costs and the $619,000 capitalized software development costs, compared to zero capitalized costs in the three months ended June 30, 2019, research and development expenses would have increased by $430,000 mainly due to an increase in the headcount compared to same period last year.

In the three months ended June 30, 2020, sales and marketing expenses increased by $1.5 million compared to the three months ended June 30, 2019. Sales and marketing expenses included $1.1 million of stock-based compensation, compared to zero in the three months ended June 30, 2019. Excluding such costs, sales and marketing expense would have increased by $401,000. Such increase was primarily driven by an increase in headcount compared to same period last year.

In the three months ended June 30, 2020, general and administrative expenses increased by $2.6 million compared to the three months ended June 30, 2019. General and administrative expenses included $2.4 million of stock-based compensation in the three months ended June 30, 2020, compared to zero in the three months ended June 30, 2019. Excluding such costs, general and administrative expenses would have been substantially in line compared to the same period last year.

Other Income, Net

Other income, net amounting to $11,000 and $13,000 in the three months ended June 30, 2020 and 2019, respectively was substantially unchanged.

Financial Income (Expense), Net

In the three months ended June 30, 2020, financial expense, net increased by $383,000, compared to the same period last year, from a financial expense of $135,000 to a financial expense of $518,000 mainly driven by an increase in interest expense in the three months ended June 30, 2020 compared to same period last year, due to more bank and other borrowings, debt for forward share purchase agreements and notes payable compared to the same period last year.

Foreign Currency Income (Loss)

In the three months ended June 30, 2020, foreign currency income (loss) decreased by $527,000, compared to three months ended June 30, 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the three months ended June 30, 2020, income tax expense (benefit) decreased by $785,000 from an income tax expense of $472,000 to an income tax benefit of $313,000 mainly due to deferred tax assets recognized on tax loss carry-forwards

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$64,832	$58,596	$6,236	11%
Cost of revenue	55,748	47,324	8,424	18%
Gross profit	9,084	11,272	(2,188)	(19%)
Operating expenses:
Research and development	5,156	2,590	2,566	99%
Sales and marketing	6,732	2,960	3,772	127%
General and administrative	14,296	7,740	6,556	85%
Total operating expenses	26,184	13,290	12,894	97%
Loss from operations	(17,100)	(2,018)	15,082	NM
Other income, net	53	95	(42)	(44%)
Financial income (expense), net	(559)	(65)	494	NM
Foreign currency income (loss)	(247)	(142)	105	74%
Loss before income tax expense (benefit)	(17,853)	(2,130)	15,723	NM
Income tax expense (benefit)	(902)	551	(1,453)	NM
Net loss	$(16,951)	$(2,681)	$14,270	NM

NM = Not meaningful

Revenue

In the six months ended June 30, 2020, revenue increased by $6.2 million, or 11%, compared to the six months ended June 30, 2019. This increase was mainly driven by a change in the business mix with a shift towards services with lower prices, specifically relating to the increase in connectivity business volumes against a decrease in SMS services related to enterprise market and voice services.

Cost of Revenue and Gross Profit

In the six months ended June 30, 2020, cost of revenue increased by $8.4 million, or 18%, compared to the six months ended June 30, 2019. The increase in cost of revenue was primarily attributable to the increase in message activities and to the increase of average connectivity costs. In the six months ended June 30, 2020, gross profit decreased by 19% compared to the six months ended June 30, 2019, mainly as a result of the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the six months ended June 30, 2020.

Operating Expenses

In the six months ended June 30, 2020, research and development expenses increased by $2.6 million, compared to the six months ended June 30, 2019. Research and development expenses included $2.5 million of stock-based compensation and a net impact of $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the six months ended June 30, 2020, compared to zero for both items, in the six months ended June 30, 2019. Excluding such costs and the $1.3 million capitalized software development costs, compared to zero capitalized costs in the six months ended June 30, 2019, research and development expenses would have increased by $922,000 mainly due to an increase in the headcount compared to same period last year.

In the six months ended June 30, 2020, sales and marketing expenses increased by $3.8 million compared to the six months ended June 30, 2019. Sales and marketing expenses included $2.2 million of stock-based compensation and a net impact of $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the six months ended June 30, 2020, compared to zero for both items, in the six months ended June 30, 2019. Excluding such costs, sales and marketing expense would have increased by $526,000. Such increase was primarily driven by a increase in headcount compared to same period last year.

In the six months ended June 30, 2020, general and administrative expenses increased by $6.6 million compared to the six months ended June 30, 2019. General and administrative expenses included (i) $6.2 million of stock-based compensation in the six months ended June 30, 2020, compared to zero in the six months ended June 30, 2019; and (ii) $2.6 million transaction costs, special performance bonus costs and costs pertaining to initial public company compliance in the six months ended June 30, 2020 as compared to $2.4 million transaction costs and costs pertaining to initial public company compliance in the six months ended June 30, 2019. Excluding such costs, general and administrative expenses would have been substantially in line compared to the same period last year.

Other Income, Net

In the six-month period ended June 30, 2020, other income, net decreased by $42,000, compared to six months ended June 30, 2019. Such decrease is mainly attributable to the fact that in the six months ended June 30, 2019 this item included certain government incentives received by Kaleyra in connection with research and development activities which were significantly reduced in the six-month period ended June 30, 2020.

Financial Income (Expense), Net

In the six months ended June 30, 2020, financial expense, net increased by $494,000, compared to the same period last year, from a financial expense of $65,000 to a financial expense of $559,000, mainly driven by an increase in interest expense in the six months ended June 30, 2020 compared to same period last year, due to more bank and other borrowings, debt for forward share purchase agreements and notes payable compared to the same period last year. The increase in interest expense was partially offset by the reversal of interest expense previously accrued on the Solutions Infini preference share obligations related to the amendment signed in January 2020. Excluding such non-recurring preference share interest reversal of $417,000, financial expense, net would have increased by $911,000 in the six months ended June 30, 2020 compared to the same period last year.

Foreign Currency Income (Loss)

In the six months ended June 30, 2020, foreign currency income (loss) increased by $105,000, compared to six months ended June 30, 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the six months ended June 30, 2020, income tax expense (benefit) decreased by $1.5 million from an income tax expense of $551,000 to an income tax benefit of $902,000 mainly due to deferred tax assets recognized on Solution Infini performance bonuses and tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, Kaleyra had $37.2 million of cash and cash equivalents and $4.8 million of short-term investments with maturity terms between 4 and 12 months held in India. As of December 31, 2019, the Company had $16.1 million of cash and cash equivalents, $20.9 million of restricted cash and $5.1 million of short-term investments. Restricted cash as of December 31, 2019 was held in the Unites States and consisted of cash deposited into savings or escrow accounts with two financial institutions as collateral for Kaleyra’s respective obligations under each of the Forward Share Purchase Agreements with Glazer Capital and Yakira Capital Management, Inc. Such obligations were satisfied in May 2020, and as a result, Kaleyra no longer has any restricted cash.

The condensed consolidated balance sheet as of June 30, 2020 includes total current assets of $83.1 and total current liabilities of $94.0 million, resulting in net liabilities due within the next 12 months of $10.8 million.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company. Subsequent to June 30, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

On June 30, 2020, following the Offering described above, the Company used approximately $5.5 million of the net proceeds to repay debt, consisting of: (i) the previously outstanding promissory note in the amount of $400,000 issued to Northland Securities, Inc., (ii) the previously outstanding promissory notes issued to the Founders and certain of their affiliates in the aggregate amount of $3.6 million, and (iii) the previously outstanding promissory note issued to the former holder of capital stock of Kaleyra S.p.A., Maya Investments Limited, in the amount of $1.5 million. In July 2020, the Company also used the Offering proceeds to pay the previously outstanding promissory note issued to the former holder of capital stock of Kaleyra S.p.A., Esse Effe, in the amount of $6.0 million.

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

Kaleyra may also pursue strategic acquisition opportunities that may impact its future cash requirements. There are a number of factors that may negatively impact its available sources of funds in the future including the ability to generate cash from operations, obtain additional financing or refinance existing short-term debt obligations, including those related to acquisitions completed in prior periods. The amount of cash generated from operations is dependent upon factors such as the successful execution of Kaleyra’s business strategies and worldwide economic conditions. The amount of debt available under future financings is dependent on Kaleyra’s ability to maintain adequate cash flow for debt service and sufficient collateral, and general financial conditions in Kaleyra’s market.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of June 30, 2020, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $31.8 million ($27.3 million as of December 31, 2019).

Kaleyra has credit line facilities of $7.2 million as of June 30, 2020, of which $5.0 million has been used. As of December 31, 2019, Kaleyra had credit line facilities of $5.6 million, of which $3.6 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Promissory Note payable to suppliers

On March 6, 2020, Kaleyra issued to Northland Securities Inc. (“Northland”), a promissory note for the principal amount of $400,000 as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra

S.p.A. in connection with the previously consummated Business Combination. All principal and accrued interest for the Northland note was paid in full by Kaleyra on June 30, 2020, and no amount remains outstanding for such note.

On April 16, 2020, in connection with the Business Combination, Kaleyra entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of Kaleyra immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of Kaleyra, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of Kaleyra, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

As of June 30, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $5,000. As of June 30, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $3,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured non-convertible promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). Interest on the Notes Payable to the Sellers will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum. The principal amount of $1.5 million plus accrued interest of $26,000 for the unsecured non-convertible promissory note held by Maya was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such note. On July 2, 2020, the previously outstanding amount of the unsecured Non-convertible Note held by Esse Effe was repaid in full, with a total of $6.0 million in principal and $105,000 in accrued interest being paid to Esse Effe.

Notes Payable to the Founders

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates (collectively, the “Founders”) various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, Kaleyra and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by Kaleyra , whether in a debt or equity financing event by Kaleyra (which may include the receipt of cash from third parties with which Kaleyra has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after Kaleyra receives the Financing Proceeds. The other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes after the closing of the Business Combination. Interest on the Amended Extension Notes and Amended Working Capital Notes accrued at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest was computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes will be convertible into securities of Kaleyra. All principal and accrued interest for the Amended Extension Notes and Amended Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes.

Forward Share Purchase Agreements obligations

In 2019, Kaleyra entered into certain Forward Share Purchase Agreements or similar arrangements with third parties including: Greenhaven, Yakira, Kepos Alpha Fund L.P, (“KAF”), Glazer Capital and NGFP. In connection with such Forward Share Purchase Agreements or similar arrangements, Kaleyra assumed the obligations to repurchase its own shares at a fixed price subject to certain condition described in the agreements. See Note 8 of the condensed consolidated financial statements for the three months ended June 30, 2020 for a description of the Forward Share Purchase Agreements.

As of June 30, 2020, Kaleyra’s debt for Forward Share Purchase Agreements amounted to $7.5 million. Pursuant to the terms of the Confirmation, as amended, Kaleyra had prepaid $17.0 million for its potential forward repurchase of the Nomura Shares from NGFP, but would owe, in the event of a forward repurchase, an amount equal to the product of (x) $10.5019, (y) the Accrual Percentage (as defined below), and (z) the number of shares being repurchased from NGFP. The “Accrual Percentage” is 3.50% per annum, ending on November 25, 2021.

On January 23, 2020, Kaleyra entered into Amendment No. 3 to the Greenhaven Purchase Agreement (the “Greenhaven Amendment”). The Greenhaven Amendment provides that Greenhaven has the right to put its subject shares to Kaleyra on the following dates and at the following purchase prices: (i) $11.00 per share for up to 248,963 shares to be sold to Kaleyra on February 21, 2020; and (ii) $11.70 per share for the next 700,000 shares to be sold to Kaleyra on August 30, 2020. Greenhaven may continue to sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On February 20, 2020, Kaleyra repurchased an aggregate of 235,169 shares of its common stock for $2.6 million. In addition, Kaleyra paid Greenhaven $152,000 for the 60,996 shares that Greenhaven sold on the open market representing the amount at which the $11.00 exceeded the selling price. On August 30, 2020, Kaleyra shall pay Greenhaven an amount equal to (1) the number of shares (including any additional shares) sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per share. Kaleyra understands that Greenhaven as of June 30, 2020 had sold 160,452 shares in the open market, for which the aggregate difference between the sale price per share and $11.70 totaled $832,000. In addition, the Company understands that Greenhaven as of June 30, 2020 owned 539,548 shares.

As a result, as of June 30, 2020, Kaleyra’s debt in connection with the Greenhaven Purchase Agreement amounted to $7.0 million, in accordance with Greenhaven Amendment No. 4. Under the terms of Greenhaven Amendment No. 4, on July 21, 2020, Kaleyra paid Greenhaven the previously outstanding debt of $7.0 million in satisfaction of all obligations under Greenhaven Forward Share Purchase Agreement (see discussion below regarding Greenhaven Amendment No. 4).

On January 23, 2020, Kaleyra entered into Amendment No. 3 to the KAF Forward Share Purchase Agreement and on April 7, 2020, Kaleyra entered into Amendment No. 4 (the “KAF Amendments”). On April 9, 2020, KAF sold 50,000 shares to Kaleyra at the price of $10.92 per share. According to the last amendment, KAF had the right to put its subject shares to Kaleyra on May 7, 2020 at a purchase price of: (i) $10.92 per share for the first 46,137 shares sold to Kaleyra; and (ii) $10.82 per share for the next 93,676 shares sold to Kaleyra (collectively, the “KAF Share Purchase Price”). In the event the closing occurred after May 7, 2020, the KAF Share Purchase Price would increase for the 93,676 shares sold to Kaleyra by 1% per full month until the closing date. KAF had the right to elect, in its sole and absolute discretion, to extend the date on which it exercised its put right to a date that was provided upon 10 calendar days’ written notice. The KAF Amendments further provided that KAF had the right to sell its subject shares in the open market, at its sole discretion, as long as the sales price was above $7.00 per share. In the event that KAF sold any shares at a sale price of less than $10.92 per share for the first 46,137 shares and $10.82 per share for the next 93,676 shares, Kaleyra was to pay KAF an amount equal to (A) the number of shares sold multiplied by (B) the amount by which $10.92 or $10.82, as applicable, exceeded the sale price per share. If Kaleyra failed to make this payment, Kaleyra would, without prejudice or limitation to any other remedies available to KAF in law or equity, pay a penalty on such amount due at the rate of 18% per annum from the due date until the date of payment in full.

On March 30, 2020, Kepos provided notice to the Company that it was exercising its option under the Forward Share Purchase Agreement to have 50,000 shares of common stock repurchased by the Company on April 7, 2020 at $10.92 per share, for an aggregate purchase price of $546,000.

On May 18, 2020, KAF informed Kaleyra that it sold in the open market at a price above $7.00 per share all shares that it had held that were subject to the KAF Forward Share Purchase Agreement other than 25,098 shares, and it provided notice that it was exercising its option under the KAF Forward Share Purchase Agreement to have these remaining 25,098 shares of common stock repurchased by Kaleyra on May 20, 2020 at $10.92 per share, for an aggregate purchase price of $274,000. The May 18, 2020 notice also informed Kaleyra that the amount due to KAF for the sales that it had made in the open market above $7.00 per share was $432,000, which represented the difference in price between the amount for which these shares were sold by KAF in the open market and the KAF Share Purchase Price, as set forth above, for a total aggregate payment to be made by Kaleyra to KAF of $706,000. Following the closing of the repurchase, the Forward Share Purchase Agreement with KAF terminated pursuant to its terms, and as a result Kaleyra has no further obligations under the KAF Forward Share Purchase Agreement.

On February 7, 2020, the Yakira Purchase Agreement was amended (the “First Yakira Amendment”). The First Yakira Amendment provides that Kaleyra may be obligated to purchase some or all of 43,930 shares that resulted from the conversion of rights if Yakira exercises an option to sell such shares to Kaleyra at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six-month anniversary of the Business Combination Date. On May 9, 2020, Kaleyra entered into a second amendment to the forward share purchase agreement with Yakira (the “Second Yakira Amendment”). The Second Yakira Amendment provides that Kaleyra will purchase from Yakira these 43,930 shares as soon as practicable on or after (but no later than the fifth business day after) December 31, 2020.

In addition, on May 11, 2020, Yakira issued notice under the Yakira Purchase Agreement for Kaleyra to repurchase 1,084,150 shares of common stock at $10.6819 per share, for an aggregate purchase price of $11.6 million, with such payment to be made with restricted cash previously placed in an escrow account with an escrow agent pursuant to the terms of the Yakira Purchase Agreement, plus an additional $4,000. These shares were repurchased by Kaleyra on May 18, 2020 and are unrelated to the 43,930 shares discussed above. As a result of this repurchase, no cash remains in the escrow account in accordance with the terms of the Yakira Purchase Agreement.

On May 15, 2020, Glazer Capital provided notice that it was exercising its option under the Glazer Capital Forward Share Purchase Agreement to have its remaining 864,093 shares of common stock repurchased by Kaleyra on May 19, 2020 at $10.6819 per share, for an aggregate purchase price of $9.2 million. Following the repurchase, both the Forward Share Purchase Agreement with Glazer Capital and a Letter of Credit and Reimbursement Agreement with EagleBank that guaranteed Kaleyra’s obligations to Glazer Capital under the Glazer Capital Forward Share Purchase Agreement were terminated pursuant to their respective terms, and as a result Kaleyra has no further obligations under either respective agreement.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest	As of June 30,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,288	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	154	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,004	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,551	2,787	February 2023	Euribor 3 months + 3.90%	3.48%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	851	988	January 2022	Euribor 3 months + 1.80%	1.38%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	3,925	4,183	January 2024	Euribor 3 months + 2.60%	2.18%	2.60%
UBI Banca S.p.A. (Line 1)	262	332	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,224	1,499	October 2021	Euribor 3 months +1.95%	1.53%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	412	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,237	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,153	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,662	—	March 2024	Euribor 3 months + 3.00%	2.58%	—
Simest 1	281	280	December 2023	0.50%	0.50%	0.50%
Simest 2	279	279	December 2023	0.50%	0.50%	0.50%
Simest 3	512	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	42	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	26,837	23,698
Less: current portion	8,082	7,564
Total long-term portion	$18,755	$16,134

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(4,421)	$(1,472)
Net cash used in investing activities	(1,734)	(1,121)
Net cash provided by financing activities	6,776	3,088
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(370)	32
Net increase in cash, cash equivalents and restricted cash	$251	$527

In the six months ended June 30, 2020, cash used in operating activities was $4.4 million, primarily consisting of net loss of $17.0 million partially offset by $9.7 million of non-cash items and net cumulative changes in operating assets and liabilities of $2.8 million. Non-cash items consisted primarily of $11.1 million of stock-based compensation and $1.3 million of depreciation and amortization expense partially offset by $2.5 million settlement on the preference share liability and $636,000 change in deferred tax assets.

In the six months ended June 30, 2019, cash used in operating activities was $1.5 million, primarily consisting of net loss of $2.7 million and net cumulative changes in operating assets and liabilities of $483,000, partially offset by $1.7 million of non-cash items. Non-cash items consist primarily of $1.3 million of depreciation and amortization expense, $451,000 of non-cash compensation expense for preference shares, net of a $488,000 non-cash tax benefit.

In the six months ended June 30, 2020, cash used in investing activities was $1.7 million, primarily consisting of $4.9 million of purchases of short-term investments and $1.4 million to fund the cost of internally developed software, partially offset by $5.0 million of proceeds from sale of short-term investments.

In the six months ended June 30, 2019, cash used by investing activities was $1.1 million, primarily consisting of $2.9 million of purchase of marketable securities and $694,000 of purchase of property and equipment partially offset by $2.5 million of proceeds from sale of short-term investments.

In the six months ended June 30, 2020, cash provided by financing activities was $6.8 million, primarily consisting of $32.7 million in net proceeds from the public offering of the Company’s common stock, $8.8 million in proceeds from borrowings on term loans and net drawings of $1.4 million on the available lines of credit, partially offset by $5.7 million of repayments on term loans, $24.2 million of repurchases of common stock related to forward share purchase agreements and $5.5 million of repayments on notes.

In the six months ended June 30, 2019, cash provided by financing activities was $3.1 million, primarily consisting of $5.0 million in net proceeds from borrowings on term loans, partially offset by $1.5 million of repayments on term loans and net payments of $376,000 in the line of credit balance.

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of June 30, 2020, as derived from the unaudited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after June 30, 2020 (in thousands).

	Payment due by period
	Total	2020 (remaining six months)	2021-2023	2024-2025	Thereafter
Bank and other borrowings (1)	$26,837	$3,122	$22,951	$764	$—
Line of credit	4,995	4,995	—	—	—
Capital lease obligations	385	61	242	82	—
Operating lease obligations (2)	2,914	436	1,672	681	125
Preference shares obligations	2	2	—	—	—
Non-convertible notes payable to the Sellers (3)	6,000	6,000	—	—	—
Convertible notes payable to the Sellers (4)	7,500	3,750	3,750	—	—
Other notes payable (5)	2,700	—	2,700
Debt for forward share purchase agreements (6)	7,525	7,525	—	—	—
Total	$58,858	$25,891	$31,315	$1,527	$125

(1)

Subsequent to June 30, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement with Intesa Sanpaolo, S.p.A. of Italy for a total of $9.0 million (the loan was disbursed in Euros for an amount of €7.9 million at the July 16, 2020 exchange rate equal to 0.87602). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The unsecured loan agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period for principal payments for the first 24 months. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement. Further, on July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement with Intesa Sanpaolo, S.p.A. of Italy for a total of $6.5 million (the loan was disbursed in Euros for an amount of €5.5 million at the July 29, 2020 exchange rate equal to 0.84801). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The unsecured loan agreement has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is guaranteed by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian

Government’s support for Italian businesses. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement. See Note 19 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details

(2)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(3)

Subsequent to June 30, 2020, the previously outstanding amount of the unsecured non-convertible promissory note held by Esse Effe was repaid in full, with a total of $6.0 million in principal and $105,000 in accrued interest being paid to Esse Effe on July 21, 2020. See Note 19 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details.

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

(5)

On May 1, 2020, the Company issued to Cowen Investments II LLC (“Cowen”) and Chardan Capital Markets, LLC (“Chardan”) convertible promissory notes in the aggregate principal amount of $2.7 million with a maturity date three years after issuance consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”), as a partial settlement of the amounts owed to Cowen and Chardan for financial advisory services provided by Cowen and Chardan to Kaleyra S.p.A. in connection with the previously consummated Business Combination. The unpaid principal of the Cowen Note is convertible at the option of Cowen into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction.

(6)

Subsequent to June 30, 2020, the Company entered into Amendment No. 4 to the Greenhaven Forward Share Purchase Agreement (the “Greenhaven Amendment No. 4”).   The Greenhaven Amendment No. 4 provides that Greenhaven has the right to put the remaining 539,548 subject shares that Greenhaven holds to the Company at $11.70 per share minus $100,000 on July 21, 2020, or $6.2 million, which is a reduction of $100,000 to the amount that these shares should have otherwise been sold to the Company on August 30, 2020. As a result of the Greenhaven Amendment No. 4, on July 21, 2020, the Company paid Greenhaven the sum of $7.0 million in satisfaction of all obligations to Greenhaven under the Greenhaven Forward Share Purchase Agreement, including the $832,000 owed for the aggregate difference between the sale price per share and $11.70 relating to the 160,452 shares sold in the open market as of June 30, 2020. Furthermore, by satisfying these obligations to Greenhaven, substantially all the liabilities that the Company had upon the closing of the Company’s Business Combination with Kaleyra S.p.A. to make payments in the future pursuant to forward share purchase arrangements have either been pre-paid (as is primarily the case with the arrangement with Nomura Global Financial Products, Inc., which remains in place) or made, or otherwise discharged as a result of sales of shares into the market by counterparties to the forward share purchase arrangements.

Off-Balance Sheet Arrangements

As of June 30, 2020, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Seasonality

Kaleyra’s results are affected by the business cycles of its customer base, which generally results in stronger revenue in the fourth quarter of the calendar year. Kaleyra believes this variability is largely due to the market’s demand for its customers’ and/or business partners’ services due to higher levels of purchasing activity in the holiday season. As a result of our historically higher portion of sales in the fourth quarter of each year, our cost of revenue increases during such period relative to any increase in revenue. The increase in cost of revenue and other impacts of seasonality may affect profitability in a given quarter.

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of June 30, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax benefit of $313,000 and an income tax expense of $472,000 for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $902,000 and an income tax expense $551,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $2.1 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $319,000 of tax expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of the material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($6.8 million at the June 30, 2020 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019.

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority will be concluded with a definitive judgment. In this regard, Kaleyra will shortly file a request to expedite the proceeding before the Italian Regional Administrative Court. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in any of the financial statements of the Company.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of €8.3 million ($9.3 million at the June 30, 2020 exchange rate) for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

At the first hearing before the Court of Milan held for the appearance of the parties on December 11, 2019, the judge reserved the decision on the possible suspension of the case in consideration of the appeal brought by Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. against the Italian Antitrust Authority’s decision of December 13, 2017 before the Regional Administrative Court, which is currently pending.

By order issued on December 14, 2019, the judge released his reserve and referred the issue concerning the relation between the assessment of the pending administrative case and the one to be carried out in the civil case to a panel composed of three judges. The case was therefore adjourned for a hearing on April 29, 2020 where the parties had to file their final pleadings.

On April 9, 2020, following the measures taken by the Italian legislator for the Covid-19 emergency, the above-mentioned hearing has been postponed to October 7, 2020.

There is no certainty that the claim will be approved to proceed in the Court of Milan, rather than suspended, and the outcome of such civil action cannot be determined at this time. Therefore, no recognition of these actions has been made in any of the financial statements of the Company.

In addition to the above, Kaleyra has appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning the request for the annual contribution to AGCom for years 2016, 2017, 2018, 2019 and 2020.

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for Kaleyra and the Italian Regional Administrative Court annulled the resolutions Kaleyra had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The hearing on AGCom’s appeal will take place on September 17, 2020.

All the other proceedings are currently pending before the Italian Regional Administrative Court and no hearing has been scheduled yet. However, the European Court of Justice (“ECJ”) has already delivered its decision on the request for a preliminary ruling submitted by the Council of State on the relevant EU law (case C-399/18). Such decision was delivered on April 29, 2020, in accordance with a simplified procedure due to the previous issuance by the ECJ of a number of judgements on the matter.

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Unfavorable global economic conditions could adversely affect Kaleyra’s business, financial condition or results of operations.

Kaleyra’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, could result in a variety of risks to Kaleyra’s business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Any of the foregoing could harm its business and Kaleyra cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact its business.

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact Kaleyra’s business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which Kaleyra sells its products and services and conducts its business operations. Kaleyra also has its headquarters in Milan, Italy, which has been severely affected by COVID-19 and the resulting government lockdowns to attempt to contain the spread of COVID-19. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for its products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict its sales operations and marketing efforts, and (3) disrupt other important business activities in its various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events that Kaleyra sponsors or at which Kaleyra presents and certain customer events have been canceled, postponed or moved to virtual-only experiences; Kaleyra is encouraging all of its employees to work remotely; and Kaleyra may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, Kaleyra may see its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, Kaleyra expects the COVID-19 pandemic to potentially have a negative impact on its sales and its results of operations in those areas adversely affected by COVID-19, the size and duration of which Kaleyra is currently unable to predict. In addition, Kaleyra’s implementation of business continuity plans in a fast-moving public health emergency could have an adverse effect on its internal controls (potentially giving rise to significant discrepancies or material weaknesses) and increase its vulnerability to information technology and other systems discrepancies. Furthermore, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact Kaleyra’s stock price and its ability to access capital.

Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.

In the six months ended June 30, 2020 and 2019, Kaleyra’s 10 largest customers generated an aggregate of 52.0% and 48.5% of its revenue, respectively. The churn rate, calculated as the annual rate at which Kaleyra’s existing customers stopped subscribing for its services, was equal to zero in the six-month period ended June 30, 2020. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

For the six-month period ended June 30, 2020, 73.4% of revenues came from customers of Kaleyra which have been on the Platform for at least one year. Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers; is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner; does not develop new large enterprise customers; or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

Kaleyra has limited experience with respect to determining the optimal prices for its product.

Kaleyra charges its customers based on their use of its products. Kaleyra expects that it may need to change its pricing from time to time. In the past Kaleyra has sometimes reduced their prices either for individual customers in connection with long-term agreements or for a particular product. One of the challenges to Kaleyra’s pricing is that the fees that they pay to network service providers over whose networks Kaleyra transmits communications can vary daily or weekly and are affected by volume and other factors that may be outside of Kaleyra’s control and difficult to predict. This can result in Kaleyra incurring increased costs that Kaleyra may be unable or unwilling to pass through to its customers, which could harm Kaleyra’s business. Kaleyra is seeking to expand its business in the United States as Kaleyra believes that doing so will result in termination fees (which are the pass-through charge to access the network or carrier) that are significantly lower than the termination fees Kaleyra is subject to in the other countries where it operates, which Kaleyra expects would result in higher gross margins, especially with its enterprise customers. However, there are no assurances that Kaleyra will be successful in this expansion or achieving the related termination fee gross margin improvement. Further, as competitors introduce new products or services that compete with Kaleyra’s or reduce their prices, Kaleyra may be unable to attract new customers or retain existing customers based on Kaleyra’s historical pricing. As Kaleyra expands internationally, Kaleyra also must determine the appropriate price to enable Kaleyra to compete effectively internationally. Moreover, enterprises, which are a primary focus for Kaleyra’s direct sales efforts, may demand substantial price concessions. In addition, if the mix of products sold changes, including for a shift to Internet protocol (“IP”) based products, then Kaleyra may need to, or choose to, revise its pricing. As a result, in the future Kaleyra may be required or choose to reduce its prices or change its pricing model, which could harm Kaleyra’s business.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially. Kaleyra had almost 300 employees as of June 30, 2020, as compared with 238 employees as of June 30, 2019. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

In the six months ended June 30, 2020, and 2019, Kaleyra derived 66.7% and 77.1% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 6.6% in the six months ended June 30, 2019 to 16.4% in the six months ended June 30, 2020, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 11.7% in the six months ended June 30, 2019 to 7.9% in the six months ended June 30, 2020. Revenue derived from customer accounts located in the rest of the world increased from 4.6% in the six months ended June 30, 2019 to 8.9% in the six months ended June 30, 2020. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2020, Kaleyra carried a net $24.5 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had federal, state and foreign net operating loss (“NOL”) carryforwards totaling $11.6 million, $11.7 million and $1.6 million, respectively. However, our ability to utilize these NOLs to offset taxable income may be limited in the future. A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. In addition, NOLs incurred in one state generally are not available to offset income earned in a different state and there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Kaleyra’s structure may be inefficient from a tax perspective.

Kaleyra S.p.A. is a controlled foreign corporation of Kaleyra for U.S. federal income tax purposes. This means that a substantial part of the net income, if any, of Kaleyra S.p.A. and its non-U.S. subsidiaries will be taxable to Kaleyra without regard to whether a dividend is paid to Kaleyra, subject to available foreign tax credits and a special deduction. Moreover, because Kaleyra S.p.A. has a U.S. subsidiary, the resulting structure (sometimes referred to as a “sandwich structure”) would be subject to multiple levels of tax. Generally speaking, it is difficult to simplify a sandwich structure without incurring taxes in one or more jurisdictions.

Kaleyra’s second amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware be the sole and exclusive forum for certain stockholder litigation matters, which could limit Kaleyra’s stockholders’ ability to obtain a favorable judicial forum for disputes with Kaleyra or its directors, officers, employees or stockholders.

Kaleyra’s second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in Kaleyra’s name, actions against its directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of Kaleyra’s capital stock shall be deemed to have notice of and consented to the forum provisions in its second amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Kaleyra or any of its directors, officers, or employees which may discourage lawsuits with respect to such claims, although Kaleyra’s stockholders will not be deemed to have waived Kaleyra’s compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in Kaleyra’s second amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, Kaleyra may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Kalerya’s second amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Kaleyra may be required to purchase up to 1,666,930 shares of common stock pursuant to forward share purchase agreements, thereby reducing cash available to Kaleyra for other purposes.

Kaleyra prior to the consummation of the Business Combination entered into the Forward Share Purchase Agreement with Yakira Capital Management, Inc. (“Yakira”), as well as the Confirmation with NGFP for the Forward Transaction.

The Yakira Purchase Agreement, as amended, pertains to shares issued to Yakira upon the conversion of the rights it held prior to the closing of the Business Combination and provides that Kaleyra may be obligated to purchase the shares if Yakira exercises an option to sell such shares to Kaleyra. The number of shares held by Yakira covered by such Forward Share Purchase Agreement is 43,930 shares. If Yakira exercises its respective option, Kaleyra will have to expend funds to purchase those shares, which will reduce the cash available to Kaleyra for other purposes. The price at which Kaleyra would have to purchase such shares is $10.93 per share. Yakira has the right to put to Kaleyra its shares as soon as practicable on or after (but no later than the fifth business day after) December 31, 2020.

Kaleyra has also entered into the Confirmation with NGFP with regard to the Nomura Shares, which shares NGFP held at the closing of the Business Combination. The Confirmation confirms the terms and conditions of the Forward Transaction entered into between Kaleyra and NGFP. Pursuant to the terms of the Confirmation, as amended, NGFP agreed to waive any redemption right that would have required the redemption of the Nomura Shares at the closing of the Business Combination at a price of $10.5019 per share. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares through November 25, 2021, at which time Kaleyra will be required to purchase from NGFP, and NGFP will be required to sell to the us, any such shares not otherwise previously sold by NGFP. The Confirmation provided that Kaleyra transfer an amount of cash equal to (a) the aggregate number of shares held by NGFP multiplied by (b) $10.5019. As a result, these amounts transferred to NGFP will not be available to Kaleyra unless and until NGFP sell such shares in the market. Furthermore, if NGFP sells shares to Kaleyra, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to Kaleyra, plus an accrual amount equal to 3.50% per annum, on November 25, 2021. If NGFP sells shares to it, Kaleyra will have to expend funds to purchase shares from NGFP, which will reduce the cash available to it for other purposes.

There may be a limited public market for the shares of common stock of Kaleyra, and the ability of the stockholders of Kaleyra to dispose of their common stock may be limited.

Kaleyra’s common stock is traded on the NYSE American stock exchange. Kaleyra cannot foresee the degree of liquidity that will be associated with its common stock. A holder of the common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for the common stock may fluctuate in the future, and such volatility may bear no relation to Kaleyra’s performance.

Kaleyra has never paid dividends on its common stock, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Kaleyra has never declared or paid cash dividends on its common stock. Kaleyra does not anticipate paying any cash dividends on its common stock in the foreseeable future. Kaleyra currently intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of Kaleyra’s common stock will be stockholders’ sole source of gain for the foreseeable future.

Kaleyra qualifies as an emerging growth company, and Kaleyra’s decision to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Kaleyra is an “emerging growth company,” and, for as long as Kaleyra continues to be an emerging growth company, Kaleyra currently intends to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have its independent registered public accounting firm audit Kaleyra’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its registration statements, periodic reports and proxy statements (including the registration statement of which this prospectus forms a part) and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Kaleyra will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after its annual gross revenue is $1.07 billion or more; (iii) the date on which Kaleyra has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of its common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Kaleyra cannot predict whether investors will find its common stock less attractive if Kaleyra chooses to rely on these exemptions while Kaleyra is an emerging growth company. If some investors find its common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for its common stock and the price of its common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Kaleyra has availed itself of this exemption from new or revised accounting standards and, therefore, Kaleyra may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2020, in connection with our previously consummated Business Combination, the Company entered into the Settlement Agreement with its financial advisory service firms, Cowen and Chardan , pursuant to which it agreed to pay Cowen Investments and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate as follows: (i) $2.7 million in the aggregate in common stock of the Company as the Settlement Shares to be issued the business day prior to the filing of the Resale Registration Statement, (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to the Warrant Agreement. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar VWAP on the business day immediately prior to the date on which the Company files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount $2.7 million to Cowen Investments and Chardan, consisting of the Cowen Note in the principal amount of $2.3 million issued to Cowen Investments and the Chardan Note in the principal amount of $405,000 issued to Chardan. The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

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

On May 4, 2020, we filed with the SEC a resale registration statement on Form S-1 (Registration No. 333-237992) to register, among other securities, the resale of the Settlement Shares, Warrant Shares and the shares underlying the Convertible Notes. The resale registration statement was declared effective by the SEC on May 8, 2020.

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2020 – April 30, 2020 (1)	50,000	$10.92	50,000	—
May 1, 2020 – May 31, 2020 (1)	1,973,341	$10.76	1,973,341	—
June 1, 2020 – June 30, 2020	—	$—	—	—
Total	2,023,341	$10.80	2,023,341	—

(1)	See Note 8 – Debt for Forward Share Purchase Agreements – for details.

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

KALEYRA, INC.

Dated: August 10, 2020	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: August 10, 2020	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)