Form 10-Q
period 2020-09-30
Kaleyra, Inc.
filed 2020-11-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 29,325,581 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,514	$16,103
Restricted cash	-	20,894
Short-term investments	5,138	5,124
Trade receivables, net	40,006	39,509
Prepaid expenses	1,227	648
Other current assets	1,774	4,224
Total current assets	79,659	86,502
Property and equipment, net	5,825	3,393
Intangible assets, net	7,937	9,353
Goodwill	16,558	16,953
Other long-term assets	1,783	1,203
Total Assets	$111,762	$117,404
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$48,076	$63,320
Debt for forward share purchase agreements	480	34,013
Notes payable	—	1,667
Notes payable due to related parties	3,750	9,411
Lines of credit	4,567	3,627
Current portion of bank and other borrowings	9,675	7,564
Deferred revenue	1,519	1,397
Preference shares	—	683
Preference shares due to related parties	—	1,847
Payroll and payroll related accrued liabilities	3,819	1,038
Other current liabilities	1,759	1,379
Total current liabilities	73,645	125,946
Long-term portion of bank and other borrowings	33,462	16,134
Long-term portion of notes payable	2,700	—
Long-term portion of notes payable due to related parties	3,750	7,500
Long-term portion of employee benefit obligation	1,641	1,398
Deferred tax liabilities	1,093	2,045
Other long-term liabilities	1,335	3,155
Total Liabilities	117,626	156,178
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 31,273,139 shares issued and 28,475,081 shares outstanding as of September 30, 2020 and 19,977,113 shares issued and outstanding as of December 31, 2019	3	2
Additional paid-in capital	89,574	2,143
Treasury stock, at cost; 2,798,058 and 0 shares as of September 30, 2020 and December 31, 2019, respectively	(30,431)	—
Accumulated other comprehensive income (loss)	(1,733)	74
Accumulated deficit	(63,277)	(40,993)
Total stockholders’ equity (deficit)	(5,864)	(38,774)
Total liabilities and stockholders’ equity (deficit)	$111,762	$117,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$38,268	$35,329	$103,100	$93,925
Cost of revenue	30,763	28,321	86,511	75,645
Gross profit	7,505	7,008	16,589	18,280
Operating expenses:
Research and development	2,259	1,279	7,415	3,869
Sales and marketing	3,423	1,432	10,155	4,392
General and administrative	6,441	2,927	20,737	10,667
Total operating expenses	12,123	5,638	38,307	18,928
Income (loss) from operations	(4,618)	1,370	(21,718)	(648)
Other income, net	38	11	91	106
Financial income (expense), net	(468)	(141)	(1,027)	(206)
Foreign currency income (loss)	(548)	(260)	(795)	(402)
Loss before income tax expense (benefit)	(5,596)	980	(23,449)	(1,150)
Income tax expense (benefit)	(263)	168	(1,165)	719
Net income (loss)	$(5,333)	$812	$(22,284)	$(1,869)
Net income (loss) per common share, basic and diluted (1)	$(0.19)	$0.08	$(0.97)	$(0.17)
Weighted-average shares used in computing net income (loss) per common share, basic and diluted (1)	28,330,869	10,687,106	22,972,425	10,687,106

______________________________

(1)

Amounts for the three and nine months ended September 30, 2019 were retrospectively adjusted as a result of the accounting for the Business Combination (as defined below in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and net loss per common share, basic and diluted, were retrospectively adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(5,333)	$812	$(22,284)	$(1,869)
Other comprehensive income (loss):
Foreign currency translation adjustments	(619)	634	(1,812)	952
Net unrealized gain on marketable securities, net of tax (1)	1	9	5	35
Total other comprehensive income (loss)	(618)	643	(1,807)	987
Total comprehensive income (loss)	$(5,951)	$1,455	$(24,091)	$(882)

______________________________

(1)

The Company recorded $1,000 and $2,000 of tax expense on unrealized gain on marketable securities for the three and nine months ended September 30, 2020, respectively and $3,000 and $11,000 of tax expense on unrealized gain on marketable securities for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)
Common stock repurchased in connection with forward share purchase agreements	(539,548)	—	6,213	539,548	(6,213)	—	—	—
Stock-based compensation (RSUs)	30,000	—	4,922	—	—	—	—	4,922
Proceeds from issuance of common stock in public offering, net of issuance costs	984,916	—	4,155	—	—	—	—	4,155
Net loss	—	—	—	—	—	—	(5,333)	(5,333)
Other comprehensive loss	—	—	—	—	—	(618)	—	(618)
Balance as of September 30, 2020	28,475,081	$3	$89,574	2,798,058	$(30,431)	$(1,733)	$(63,277)	$(5,864)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital(3)	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of June 30, 2019	10,687,106	$1	$10,186	—	$—	$375	$(7,973)	$2,589
Net income	—	—	—	—	—	—	812	812
Other comprehensive income	—	—	—	—	—	643	—	643
Balance as of September 30, 2019 (3)	10,687,106	$1	$10,186	—	$—	$1,018	$(7,161)	$4,044

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,798,058)	—	30,431	2,798,058	(30,431)	—	—	—
Change in forward share purchase agreement liability	—	—	1,671	—	—	—	—	1,671
Stock-based compensation (RSUs)	189,104	—	15,756	—	—	—	—	15,756
Proceeds from issuance of common stock in public offering, net of issuance costs	8,762,694	1	36,151	—	—	—	—	36,152
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (1) (2)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(22,284)	(22,284)
Other comprehensive loss	—	—	—	—	—	(1,807)	—	(1,807)
Balance as of September 30, 2020	28,475,081	$3	$89,574	2,798,058	$(30,431)	$(1,733)	$(63,277)	$(5,864)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital(3)	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018	10,687,106	$1	$10,186	—	$—	$31	$(5,292)	$4,926
Net loss	—	—	—	—	—	—	(1,869)	(1,869)
Other comprehensive income	—	—	—	—	—	987	—	987
Balance as of September 30, 2019 (3)	10,687,106	$1	$10,186	—	$—	$1,018	$(7,161)	$4,044

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

(3)

Amounts as of September 30, 2019 and before that date were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the notes). Specifically, the number of common shares outstanding during periods before the Business Combination are computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement. Common stock and additional paid-in capital were adjusted accordingly.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(22,284)	$(1,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,907	1,980
Stock-based compensation, preference share and unpaid bonuses	16,055	446
Non-cash settlement of preference share liability	(2,486)	—
Allowance for doubtful accounts	144	75
Employee benefit obligation	376	228
Non-cash interest expense, net	151	437
Deferred taxes	(898)	(724)
Change in operating assets and liabilities:
Trade receivables	921	(12,224)
Other current assets	1,884	(896)
Other long-term assets	(487)	(514)
Accounts payable	(13,727)	13,605
Other current liabilities	3,463	2,520
Deferred revenue	152	89
Long-term liabilities	815	(2,065)
Net cash provided by (used in) operating activities	(14,014)	1,088
Cash Flows from Investing Activities:
Purchase of short-term investments	(7,917)	(4,328)
Sale of short-term investments	7,815	2,493
Purchase of property and equipment	(969)	(1,307)
Sale of property and equipment	16	—
Capitalized software development costs	(2,074)	—
Purchase of intangible assets	(6)	(14)
Net cash used in investing activities	(3,135)	(3,156)
Cash Flows from Financing Activities:
Payment of deferred consideration for the acquisition of Buc Mobile	—	(4,000)
Payment of deferred consideration for the acquisition of Solutions Infini	—	(5,097)
Change in line of credit	749	20
Borrowings on term loans	24,437	16,670
Repayments on term loans	(6,344)	(2,684)
Repayments on notes payable	(11,478)	—
Repurchase of common stock in connection with forward share purchase agreements	(30,431)	—
Payments related to forward share purchase agreements	(1,452)	—
Proceeds from issuance of stock in public offering, net of issuance costs	36,152	—
Net cash provided by financing activities	11,633	4,909
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(346)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,483)	2,495
Cash, cash equivalents and restricted cash, beginning of period (1)	36,997	8,207
Cash, cash equivalents and restricted cash, end of period (1)	$31,514	$10,702
Supplemental disclosures of cash flow information:
Cash paid for interest	$737	$296
Cash paid for income taxes	$—	$432
Non-cash financing activities:
Change in value of forward share purchase agreements	$(1,671)	$—
Common stock issued to settle a payable	$3,123	$—
Note payable issued to settle a payable	$3,100	$—

____________________

(1)

As of September 30, 2020, includes $31.5 million of cash and cash equivalents and zero of restricted cash; as of December 31, 2019, includes $16.1 million of cash and cash equivalents and $20.9 million of restricted cash.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Kaleyra and our consolidated subsidiaries for all periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2020.

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

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities as of September 30, 2020. The condensed consolidated balance sheet as of September 30, 2020 includes total current assets of $79.7 million and total current liabilities of $73.6 million, resulting in net assets of $6.0 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain forward share purchase agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of September 30, 2020, the Company still had the following obligations as a result of the Business Combination:

(i) $2.7 million of liabilities related to non-recurring Business Combination transaction related costs;

(ii) $7.5 million of deferred consideration to sellers in the Business Combination transaction; and

(iii) $480,000 of obligations under certain forward share purchase agreements entered into by GigCapital Inc. prior to the Business Combination.

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

On July 22, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement, that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both the three months ended September 30, 2020 and 2019, there was one customer that individually accounted for more than 10% of the Company’s consolidated total revenues. In both the nine months ended September 30, 2020 and 2019, there was one customer that individually accounted for more than 10% of the Company’s consolidated total revenues. In the three months ended September 30, 2020, revenues generated by that one customer accounted for $4.9 million. In the three months ended September 30, 2019, revenues generated by that one customer accounted for $3.5 million. In the nine months ended September 30, 2020, revenues generated by that one customer accounted for $10.5 million. In the nine months ended September 30, 2019, revenues generated by that one customer accounted for $9.7 million. As of September 30, 2020 and December 31, 2019, no individual customer accounted for more than 10% of the Company’s consolidated total trade receivables.

Reclassifications

Certain reclassifications have been made to the 2019 presentation to conform to the current period’s presentation, none of which had an effect on total assets, total liabilities, stockholders’ equity (deficit), or net loss.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, with the purpose to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt - Debt with Conversion and Other Options, for convertible instruments. Under the amendments in this update, embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the amendments in this update to the derivatives scope exception for contracts in an entity’s own equity change the population of contracts that are recognized as assets or liabilities. For a freestanding instrument, if the instrument qualifies for the derivatives scope exception under the amendments, an entity should record the instrument in equity. For an embedded feature, if the feature qualifies for the derivatives scope exception under the amendments, an entity should no longer bifurcate the feature and account for it separately. The amendments in this update are effective for public business entities that meet the definition of a SEC filer, excluding emerging growth companies and entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-05 “Revenue from contracts with customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities”, which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Revenue); ii) Accounting Standards Update No. 2016-02, Leases (Topic 842) (Leases). In November 2019, the Board issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In Update 2019-10, the Board noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason FASB issued the amendments in this ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

For Issue 6 and 7, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have not adopted the amendments in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13 which for an emerging growth company is in 2023. Early adoption is permitted in any interim period as long as the entity has adopted the amendments in ASU 2016-13. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)”. This ASU applies to all registrants that are creditors in loan transactions that, individually or in the aggregate, have a material effect on the registrant’s financial condition. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. On November 15, 2019, the FASB delayed the effective date of ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for U.S. Securities and Exchange Commission (“SEC”) filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, including emerging growth companies as defined in the JOBS Act, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Hierarchy as of September 30, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$579	$—	$—	$579
Certificates of deposit (2)	—	4,559	—	4,559
Total Assets	$579	$4,559	$—	$5,138
Liabilities:
Interest Rate Swap (3)	$—	$121	$—	$121
Debt for forward share purchase agreements (4)	—	480	—	480
Total Liabilities	$—	$601	$—	$601

(1)	Included in the condensed consolidated balance sheets line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheets line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheets line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

	Fair Value Hierarchy as of December 31, 2019			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$5,124	$—	$—	$5,124
Total Assets	$5,124	$—	$—	$5,124
Liabilities
Interest Rate Swap (2)	$—	$80	$—	$80
Preference shares (3)	—	—	2,530	2,530
Debt for forward share purchase agreements (4)	—	34,013	—	34,013
Total Liabilities	$—	$34,093	$2,530	$36,623

(1)	Included in the condensed consolidated balance sheets line item “Short-term investments”.

(2)	Included in the condensed consolidated balance sheets line item “Other long-term liabilities”.
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

The values of short-term investments as of September 30, 2020 and as of December 31, 2019 were as follows (in thousands):

	As of September 30, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$578	$1	$—	$579	$5,129	$1	$(6)	$5,124
Certificates of deposit	4,559	—	—	4,559	—	—	—	—

The following table presents changes during the three and nine months ended September 30, 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Change in Scope of Consolidation	Gross Transfers In	Fair Value End of Period
Three and nine months ended September 30, 2020
Liabilities:
Preference shares	$2,530	$(2,486)	$(42)	$(2)	$—	$—	$—

There were no transfers of liabilities into or out of Level 2 or Level 3 for the three and the nine months ended September 30, 2020.

Net realized and unrealized (gains) and losses included in income related to Level 3 liabilities shown above are reported in the condensed consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial income (expense), net	Foreign currency Income (loss)	Total
Nine months ended September 30, 2020
Liabilities:
Preference shares	$(941)	$(372)	$(756)	$(417)	$—	$(2,486)
Nine months ended September 30, 2019
Liabilities:
Preference shares	203	80	163	189	—	635

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of September 30, 2020 and December 31, 2019, was €10.3 million ($12.1 million) and €6.3 million ($7.0 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2020	2019	2020	2019
Interest Rate Swap	Financial income (expense), net	$9	$4	$(35)	$(19)
Foreign Exchange Forward	Financial income (expense), net	—	113	—	362
Total		$9	$117	$(35)	$343

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

Derivatives Not Designed As Hedging Instruments	Line Items	As of September 30, 2020	As of December 31, 2019
Interest Rate Swap	Other long-term liabilities	$(121)	$(80)
Total		$(121)	$(80)

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

Balance as of December 31, 2019	$16,953
Effect of exchange rate	(395)
Balance as of September 30, 2020	$16,558

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of September 30, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$2,731	$1,408	$1,323	$2,775	$952	$1,823
Customer relationships	8,873	2,341	6,532	9,077	1,631	7,446
Patent	126	44	82	113	29	84
Total amortizable intangible assets	$11,730	$3,793	$7,937	$11,965	$2,612	$9,353

Amortization expense was $406,000 and $440,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Total estimated future amortization expense as of September 30, 2020 is as follows (in thousands):

As of September 30, 2020
2020 (remaining three months)	$417
2021	1,425
2022	1,149
2023	1,044
2024	842
2025 and thereafter	3,060
Total	$7,937

6. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
VAT receivables	$1,013	$3,136
Receivables from suppliers	112	398
Credit for tax other than income tax	341	358
Income tax receivables	268	270
Other receivables	40	62
Total other current assets	$1,774	$4,224

Other long-term assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Non-current income tax credit (advances and tax reduced at sources)	$1,461	$1,029
Miscellaneous	322	174
Total other long-term assets	$1,783	$1,203

7. BANK AND OTHER BORROWINGS

Credit line facilities

As of September 30, 2020, the Company had credit line facilities granted for a total amount of $7.4 million, of which $4.6 million had been used, including a credit revolving facility denominated in US Dollars for $1.0 million granted to Buc Mobile in January 2020. As of December 31, 2019, the Company had available credit line facilities denominated in Euro for $5.6 million, of which $3.6 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on those credit line facilities outstanding as of September 30, 2020, was 1.21%.

As mentioned above, on January 23, 2020, Buc Mobile entered into a revolving facility with Intesa Sanpaolo S.p.A. for a total amount of $1.0 million to be used solely for the purpose of Buc Mobile general working capital needs. As of September 30, 2020, this credit revolving facility was drawn for $954,000. The average effective interest rate for the three months ended September 30, 2020 was 1.5%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest	As of September 30,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,435	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	161	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,137	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,665	2,787	February 2023	Euribor 3 months + 3.90%	3.40%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	889	988	April 2022	Euribor 3 months + 1.80%	1.30%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	4,102	4,183	April 2024	Euribor 3 months + 2.60%	2.10%	2.60%
Intesa Sanpaolo S.p.A. (Line 3)	9,263	—	June 2026	Euribor 3 months + 1.65%	1.15%	—
Intesa Sanpaolo S.p.A. (Line 4)	6,437	—	July 2026	Euribor 3 months + 1.70%	1.20%	—
UBI Banca S.p.A. (Line 1)	274	332	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,279	1,499	October 2021	Euribor 3 months +1.95%	1.45%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	372	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,337	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,107	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,517	—	March 2024	Euribor 3 months + 3.00%	2.50%	—
Simest 1	293	280	December 2023	0.50%	0.50%	0.50%
Simest 2	291	279	December 2023	0.50%	0.50%	0.50%
Simest 3	535	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	43	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	43,137	23,698
Less: current portion	9,675	7,564
Total long-term portion	$33,462	$16,134

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

On March 31, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for the following 3 months. As a result of this approval the Company has postponed the payments of approximately $404,000 beyond December 31, 2020.

On April 7, 2020, Kaleyra S.p.A. received the approval by UBI Banca S.p.A. to postpone the amounts due under the existing loans for the following 6 months. As a result of this approval, the Company has postponed the payments of approximately $694,000 beyond the following 6 months.

On April 9, 2020, Kaleyra S.p.A. received the approval by UniCredit to postpone the amounts due under the existing loans for the following 6 months. As a result of this approval, the Company has postponed the payments of approximately $1.6 million beyond the following 6 months.

On April 24, 2020, Kaleyra S.p.A. received the approval by Simest S.p.A. to postpone the amounts due under the existing loans in 2020. As a result of this approval, the Company has postponed the payments of approximately $350,000 beyond December 31, 2020.

On June 29, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for an additional 3 months. As a result of this approval the Company has postponed the payments of approximately $404,000 beyond December 31, 2020.

On July 16, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement – Line 3”) with Intesa Sanpaolo S.p.A. for a total amount of $9.0 million. The Intesa Loan Agreement – Line 3 was disbursed in Euros for an amount of €7.9 million with an exchange rate equal to 0.87602 at the signing date of July 16, 2020. The Intesa Loan Agreement – Line 3 has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period for principal payments for the first 24 months. The loan is subject to financial covenants, in accordance with the terms and conditions set forth within the Intesa Loan Agreement – Line 3. The loan is guaranteed up to ninety percent of its principal amount by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID‑19 and the Italian Government’s support for Italian businesses, as stated within Article 1 of the Decree Law 23/2020 (the “Decree”) and conversion Law 40/2020. In consideration of the facilitated nature of the guarantee that secures this loan, and pursuant to the general conditions of the SACE guarantee, Kaleyra S.p.A. undertakes to comply with a number of obligations and representations, including the payment of the guarantee annual fee (SACE guarantee remuneration), pursuant to Article 1 of the Decree. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

Further, on July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement – Line 4”) with Intesa Sanpaolo S.p.A. for a total of $6.5 million (the loan was disbursed in Euros for an amount of €5.5 million at the July 29, 2020 exchange rate equal to 0.84801). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The Intesa Loan Agreement – Line 4 has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is subject to financial covenants, in accordance with the terms and conditions set forth within the Intesa Loan Agreement – Line 4. The loan is guaranteed up to ninety percent of its principal amount by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses, as stated within Article 13 of the Decree Law 23/2020 and conversion Law 40/2020, and obligations and representations included therein. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

On October 7, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for an additional 3 months. As a result of this approval the Company will postpone the payments of approximately $404,000 beyond December 31, 2020. See Note 19 – Subsequent Events – for further details.

As of September 30, 2020, all of the available long-term facilities were drawn in full.

Interest expense on bank and other borrowings was $206,000 for the three months ended September 30, 2020 and $173,000 for the three months ended September 30, 2019, and $623,000 for the nine months ended September 30, 2020 and $366,000 for the nine months ended September 30, 2019.

As of September 30, 2020, the Company is obliged to make payments as follows (in thousands):

As of September 30, 2020
2020 (remaining three months)	$2,247
2021	10,245
2022	10,866
2023	9,298
2024	4,706
2025 and thereafter	5,775
Total	$43,137

8. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of September 30, 2020, the Company’s debt for forward share purchase agreements amounted to $480,000 and accrued interest amounted to $508,000.

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

On January 23, 2020, the Company entered into Amendment No. 3 to the Greenhaven Purchase Agreement (the “Greenhaven Amendment No. 3”). The Greenhaven Amendment No. 3 provided that Greenhaven had the right to put its subject shares to the Company on the following dates and at the following purchase prices: (i) $11.00 per share for up to 248,963 shares to be sold to the Company on February 21, 2020; and (ii) $11.70 per share for the next 700,000 shares to be sold to the Company on August 30, 2020. Greenhaven Amendment No. 3 also provided that Greenhaven may continue to sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On February 20, 2020, the Company repurchased an aggregate of 235,169 of its common stock for $2.6 million. In addition, the Company paid Greenhaven $152,000 for the 60,996 shares that Greenhaven sold on the open market representing the amount at which the $11.00 exceeded the selling price. Pursuant to Greenhaven Amendment No. 3, on August 30, 2020, the Company was to pay Greenhaven an amount equal to (1) the number of shares (including any Additional Shares) sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per share. The Company understands that Greenhaven as of June 30, 2020 had sold 160,452 shares in the open market, for which the aggregate difference between the sale price per share and $11.70 totaled $832,000. In addition, the Company understands that Greenhaven as of June 30, 2020 owned 539,548 shares.

On July 18, 2020, the Company entered into Amendment No. 4 to the Greenhaven Purchase Agreement (the “Greenhaven Amendment No. 4”). The Greenhaven Amendment No. 4 provided that Greenhaven had the right to put the remaining 539,548 subject shares that Greenhaven held to the Company at $11.70 per share minus $100,000 on July 21, 2020, or $6.2 million, which was a reduction of $100,000 to the amount for which these shares could otherwise have been sold to the Company on August 30, 2020. As a result of the Greenhaven Amendment No. 4, the Company owed Greenhaven the sum of $832,000 plus $6.2 million, or $7.0 million. Under the terms of the Greenhaven Amendment No. 4, on July 21, 2020, Kaleyra paid Greenhaven this outstanding debt of $7.0 million in satisfaction of all obligations under the Greenhaven Purchase Agreement. As of September 30, 2020, there was no longer any amount owed to Greenhaven.

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

As of September 30, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $480,000.

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

On June 4, 2020, the Company and NGFP entered into a letter agreement (the “NGFP Amendment”) to provide for the extension of the Original Valuation Date to the Extended Valuation Date such that the Valuation Date now is November 25, 2021. As a result, if NGFP sells Subject Shares to the Company, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to the Company, plus be paid the Accrual Percentage equal to 3.50% per annum, on November 25, 2021

For the three and nine months ended September 30, 2020, financial expense amounted to $150,000 and $461,000, respectively. Accrued interest payable of $508,000 is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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

Convertible Notes

As of September 30, 2020, the amount outstanding for Convertible Notes was $7.5 million and accrued interest on Convertible Notes was $186,000. For the convertible notes payable, $3.75 million is classified  as “Notes payable due to related parties” and $3.75 million is classified as “Long-term portion of notes payable due to related parties” in the accompanying condensed consolidated balance sheets. The accrued interest payable is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2020, no amount remained outstanding for the Non-convertible Notes.

Notes payable - Other

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

As of September 30, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $34,000. As of September 30, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $8,000. These notes payable totaling $2.7 million are included in “Long-term portion of notes payable” and the accrued interest payables are included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

10. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero and $2.5 million as of September 30, 2020 and December 31, 2019, respectively, represent Kaleyra’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, Kaleyra signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the July 31, 2020 exchange rate) and paid in full on July 31, 2020.

On January 31, 2020, Kaleyra agreed to pay to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million, to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million, and evaluate the timeline for payment thereof at a later date.

On July 31, 2020, following the resolution of the Board of Directors of Solutions Infini, the payment of the previously outstanding performance bonus obligation with two of the eligible employees was paid on August 31, 2020 for $1.4 million (at the August 31, 2020 exchange rate).

As of September 30, 2020, the outstanding performance bonus obligation payable to the other eligible employees amounted to $2.1 million. This amount is included in the condensed consolidated balance sheets line item “Payroll and payroll related accrued liabilities”.

11. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Liabilities for tax other than income tax	$809	$583
Social security liabilities	233	256
Accrued financial interest	64	149
Other liabilities	653	391
Total other current liabilities	$1,759	$1,379

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Payable to supplier (1)	$—	$2,700
Interest rate swaps	121	80
Accrued financial interest	694	—
Other long-term liabilities	520	375
Total other long-term liabilities	$1,335	$3,155

(1)	This obligation was settled by issuance of a note payable on May 1, 2020, when the settlement agreement with the supplier was executed as described above in Note 9.

12. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Italy	$15,943	$15,587	$44,098	$43,458
India	8,893	9,146	24,010	26,439
United States	7,969	2,118	18,611	5,973
Europe (excluding Italy)	1,876	5,099	7,023	11,955
Rest of the world	3,587	3,379	9,358	6,100
Total	$38,268	$35,329	$103,100	$93,925

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Italy	41.7%	44.1%	42.7%	46.3%
India	23.2%	25.9%	23.3%	28.1%
United States	20.8%	6.0%	18.1%	6.4%
Europe (excluding Italy)	4.9%	14.4%	6.8%	12.7%
Rest of the world	9.4%	9.6%	9.1%	6.5%

The following table sets forth long-lived assets by geographic area as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Italy	$2,515	$1,772
India	1,337	1,162
United States	1,951	437
Rest of the world	22	22
Total	$5,825	$3,393

	As of September 30,	As of December 31,
	2020	2019
Italy	43.2%	52.2%
India	23.0%	34.2%
United States	33.4%	12.9%
Rest of the world	0.4%	0.7%

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $362,000 and $259,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $679,000 for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments under operating leases as of September 30, 2020 are as follows (in thousands):

As of September 30, 2020
2020 (remaining three months)	$177
2021	678
2022	546
2023	486
2024	396
2025 and thereafter	456
Total	$2,739

Contingencies

As of September 30, 2020, the Company had contingent liabilities of $128,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

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

In May 2020, the Board approved the grant of 447,714 RSUs to three new managers and two new advisory board members of Kaleyra. These RSUs have no performance conditions and vest as follows:

• 435,714 RSUs under this vesting timeline: (i) 25% of the shares vest on May 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from May 1, 2021;

•8,000 RSUs vest on August 1, 2020 and 4,000 RSUs on November 1, 2020.

On August 6, 2020, the Board’s Compensation Committee approved the grant of 500,200 RSUs to sixty-nine employees of the Company as part of Kaleyra’s retention plan. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on August 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from August 1, 2021.

The following table sets forth the activity related to the number of outstanding RSUs for the nine months ended September 30, 2020:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2019	3,336,095	$8.25
Vested	(189,104)	8.20
Granted	1,061,420	5.93
Cancelled	(132,897)	8.25
Non-vested as of September 30, 2020	4,075,514	$7.65

RSUs compensation expense for the three and nine months ended September 30, 2020 was $4.9 million and $15.8 million, (zero in the three and nine months ended September 30, 2019), respectively, which was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,161	$—	$3,613	$—
Sales and marketing	1,281	—	3,434	—
General and administrative	2,480	—	8,709	—
Total	$4,922	$—	$15,756	$—

As of September 30, 2020, there was $16.0 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.28 years.

15. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded an income tax benefit of $263,000 and an income tax expense of $168,000 for the three months ended September 30, 2020 and 2019, respectively, and an income tax benefit of $1.2 million and an income tax expense of $719,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had $2.2 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $326,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of September 30, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

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

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(5,333)	$812	$(22,284)	$(1,869)
Weighted-average shares used to compute net income (loss) per common share, basic and diluted	28,330,869	10,687,106	22,972,425	10,687,106
Net income (loss) per common share, basic	$(0.19)	$0.08	$(0.97)	$(0.17)
Net income (loss) per common share, diluted	$(0.19)	$0.08	$(0.97)	$(0.17)

The Company generated a net loss for the three and nine months ended September 30, 2020 and generated a net income and a net loss for the three and nine months ended September 30, 2019, respectively. Accordingly, the effect of dilutive securities is not considered in the net loss per share for the periods in which a net loss was generated because their effect would be anti-dilutive on the net loss per share.

For the three and nine months ended September 30, 2020, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 16,803,358 and 17,184,630, respectively (zero for the three and nine months ended September 30, 2019, respectively).

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

On September 30, 2020, Kaleyra entered into a Warrant Exchange Agreement with Riverview Group LLC (“Riverview”) (the “Riverview Agreement”). Riverview previously acquired warrants to purchase an aggregate of 3,780,000 shares of the Company’s common stock, par value $0.0001 per share, initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Riverview Agreement, on October 2, 2020, Riverview surrendered the warrant shares and the Company issued an aggregate of 850,500 shares of common stock to Riverview in exchange for the warrants. There was no incremental value incurred in this exchange transaction. See Note 19 – Subsequent Events – for further details.

As of September 30, 2020, there were 11,154,938 warrants outstanding.

Subsequent to September 30, 2020, pursuant to the effects of the Riverview Agreement, the total number of outstanding warrants was reduced to 7,374,938 outstanding warrants from the 11,154,938 previously outstanding warrants. See Note 19 – Subsequent Events – for further details.

17. TRANSACTIONS WITH RELATED PARTIES

During the three and nine months ended September 30, 2020 and 2019, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero, who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with Dr. Emilio Hirsch, a director of the Company. The outstanding amount due by the Company was $7.5 million plus $186,000 of accrued interest as of September 30, 2020 ($7.5 million plus $22,000 of accrued interest as of December 31, 2019). In addition, an unsecured non-convertible promissory note in the principal amount of $6 million plus $105,000 in accrued interest held by Esse Effe was repaid in full on July 2, 2020. See Note 9 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, that is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $107,000 and $249,000 in the three and nine months ended September 30, 2020 (zero in the three and nine months ended September 30, 2019); and

iii.

As of September 30, 2020 and December 31, 2019, the outstanding obligation for preference shares due to executive managers was zero and $1.8 million, respectively. As mentioned above, in the three months ended March 31, 2020, as a result of a modification of the 2018 Solutions Infini Purchase Agreement, a significant portion of the liability for preference shares was reversed to the statement of operations. See Note 10 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$—	$19	$—	$163
General and administrative	107	19	249	163
Financial expense, net	55	—	299	—

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

Platform access is considered a monthly service comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% and 98% of total revenue, for the three and the nine months ended September 30, 2020, respectively (98% and 98% of total revenue for the three and nine months ended September 30, 2019, respectively).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer.

Revenue from term-based fees represented 2% and 2% of total revenue for the three and the nine months ended September 30, 2020, respectively (2% and 2% of total revenue for the three and nine months ended September 30, 2019, respectively).

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of September 30, 2020 and December 31, 2019.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of September 30, 2020 and December 31, 2019, the Company recorded $1.5 million and $1.4 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and nine months ended September 30, 2020, the Company recognized $80,000 and $1.0 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2019.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 12 – Geographic Information for details of revenue by geographic area.

19. SUBSEQUENT EVENTS

On September 30, 2020, Kaleyra entered into a Warrant Exchange Agreement with Riverview Group LLC (the “Riverview agreement”). Riverview previously acquired warrants to purchase an aggregate of 3,780,000 shares of the Company’s common stock, par value $0.0001 per share, initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Riverview Agreement, on October 2, 2020, Riverview surrendered the warrant shares and the Company issued an aggregate of 850,500 shares of common stock to Riverview in exchange for the warrants. There was no incremental value incurred in this exchange transaction. On October 2, 2020, pursuant to the effects of the Riverview Agreement, the total number of outstanding warrants was reduced to 7,374,938 outstanding warrants from the 11,154,938 previously outstanding warrants.

On October 7, 2020, Kaleyra S.p.A. received the approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for an additional 3 months. As a result of this approval, the Company will postpone the payments of approximately $404,000 beyond December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

During the three and nine months ended September 30, 2020, Kaleyra processed nearly 6.3 billion and 18.6 billion billable messages and 1.1 billion and 2.5 billion voice calls, respectively. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of more than 300 employees.

Kaleyra has more than 3,500 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation, with no single customer representing more than 15% of revenues. In both the three months ended September 30, 2020 and 2019, Kaleyra had one customer which accounted for more than 10% of Kaleyra’s revenues. In both the nine months ended September 30, 2020 and 2019, Kaleyra had one customer which accounted for more than 10% of Kaleyra’s revenues.

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

For the three and nine months ended September 30, 2020 and 2019, all of Kaleyra’s revenue was derived from its messaging products in the CPaaS market.

Kaleyra’s revenue is primarily driven by the number of messages delivered to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended September 30, 2020, the number of messages delivered to customers increased by 22.2% in voice services compared to the three months ended September 30, 2019.

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

On August 6, 2020, the Board’s Compensation Committee approved the grant of 500,200 RSUs to sixty-nine employees of the Company as part of Kaleyra’s retention plan.

RSUs compensation expense for the three months ended September 30, 2020 was $4.9 million of which $1.2 million is recorded in research and development, $1.3 million in sales and marketing, and $2.5 million in general and administrative.

As of September 30, 2020, there was $16.0 million of unrecognized compensation cost related to non-vested RSUs.

Preference shares liabilities and accrued performance bonuses

Preference shares liabilities amounting to zero and $2.5 million as of September 30, 2020 and December 31, 2019, respectively, represent Kaleyra’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On March 9, 2020, Kaleyra signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, effective on January 30, 2020, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the July 31, 2020 exchange rate) and paid in full on July 31, 2020.

On January 31, 2020, Kaleyra agreed to pay, to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million, to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million, and evaluate the timeline for payment thereof at a later date.

On July 31, 2020, following the resolution of the Board of Directors of Solutions Infini, the payment of the previously outstanding performance bonus obligation with two of the eligible employees was paid on August 31, 2020 for $1.4 million (at the August 31, 2020 exchange rate).

As of September 30, 2020, the outstanding performance bonus obligation payable to the eligible employees amounted to $2.1 million.

As a result of the modification and agreements described above, $2.5 million of preference shares obligation was reversed to the statement of operations for the nine months ended September 30, 2020 and $3.7 million of performance bonuses were recorded in the same period resulting in a $1.2 million net impact to the condensed consolidated statement of operations (before tax).

For the nine months ended September 30, 2020 and 2019, the net impact of the preference shares amendment and the performance bonus agreements, on loss before income tax expense (benefit) was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Research and development	$524	$—
Sales and marketing	1,093	—
General and administrative	(30)	—
Financial income (expense), net	(417)	—
Total	$1,170	$—

In addition, the accrual of the performance bonuses mentioned above resulted in a $920,000 tax deduction for the nine months ended September 30, 2020, as, unlike preference shares costs, performance bonus expenses are deductible for tax purposes.

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

Results of Operations

Three and nine months ended September 30, 2020 compared with three and nine months ended September 30, 2019

Comparison of the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$38,268	$35,329	$103,100	$93,925
Cost of revenue (1)	30,763	28,321	86,511	75,645
Gross profit	7,505	7,008	16,589	18,280
Operating expenses:
Research and development (2)	2,259	1,279	7,415	3,869
Sales and marketing (1)(2)	3,423	1,432	10,155	4,392
General and administrative (2)	6,441	2,927	20,737	10,667
Total operating expenses	12,123	5,638	38,307	18,928
Income (loss) from operations	(4,618)	1,370	(21,718)	(648)
Other income, net	38	11	91	106
Financial income (expense), net	(468)	(141)	(1,027)	(206)
Foreign currency income (loss)	(548)	(260)	(795)	(402)
Loss before income tax expense (benefit)	(5,596)	980	(23,449)	(1,150)
Income tax expense (benefit)	(263)	168	(1,165)	719
Net income (loss)	$(5,333)	$812	$(22,284)	$(1,869)

(1)	For the three and nine months ended September 30, 2020 and 2019, the expense includes amortization of intangible assets acquired in a business combination as noted in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$158	$163	$474	$490
Sales and marketing	244	272	746	832
Total	$402	$435	$1,220	$1,322

(2)	For the three and nine months ended September 30, 2020 and 2019, operating expenses include stock-based compensation related to RSUs as noted in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,161	$—	$3,613	$—
Sales and marketing	1,281	—	3,434	—
General and administrative	2,480	—	8,709	—
Total	$4,922	$—	$15,756	$—

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$38,268	$35,329	$2,939	8%
Cost of revenue	30,763	28,321	2,442	9%
Gross profit	7,505	7,008	497	7%
Operating expenses:
Research and development	2,259	1,279	980	77%
Sales and marketing	3,423	1,432	1,991	NM
General and administrative	6,441	2,927	3,514	NM
Total operating expenses	12,123	5,638	6,485	NM
Income (loss) from operations	(4,618)	1,370	(5,988)	NM
Other income, net	38	11	27	NM
Financial income (expense), net	(468)	(141)	(327)	NM
Foreign currency income (loss)	(548)	(260)	(288)	NM
Loss before income tax expense (benefit)	(5,596)	980	(6,576)	NM
Income tax expense (benefit)	(263)	168	(431)	NM
Net income (loss)	$(5,333)	$812	$(6,145)	NM

NM = Not meaningful

Revenue

In the three months ended September 30, 2020, revenue increased by $2.9 million, or 8%, compared to the three months ended September 30, 2019. This increase was mainly driven by a general increase in volumes, in particular in voice services.

Cost of Revenue and Gross Profit

In the three months ended September 30, 2020, cost of revenue increased by $2.4 million, or 9%, compared to the three months ended September 30, 2019. The increase in cost of revenue was primarily attributable to the increase in voice activities, partially offset by the effects of the renegotiation of agreements in premium services. In the three months ended September 30, 2020, gross profit increased by 7% compared to the three months ended September 30, 2019, mainly as a result of the above described effects in premium services, partially offset by the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the three months ended September 30, 2020.

Operating Expenses

In the three months ended September 30, 2020, research and development expenses increased by $980,000, compared to the three months ended September 30, 2019. Research and development expenses included $1.2 million of stock-based compensation, compared to zero in the three months ended September 30, 2019. Excluding such costs and the $697,000 capitalized software development costs, compared to zero capitalized costs in the three months ended September 30, 2019, research and development expenses would have increased by $516,000 mainly due to an increase in the headcount compared to same period last year.

In the three months ended September 30, 2020, sales and marketing expenses increased by $2.0 million compared to the three months ended September 30, 2019. Sales and marketing expenses included $1.3 million of stock-based compensation, compared to zero in the three months ended September 30, 2019. Excluding such costs, sales and marketing expense would have increased by $710,000. Such increase was primarily driven by an increase in headcount compared to same period last year.

In the three months ended September 30, 2020, general and administrative expenses increased by $3.5 million compared to the three months ended September 30, 2019. General and administrative expenses included $2.5 million of stock-based compensation in the three months ended September 30, 2020, compared to zero in the three months ended September 30, 2019. Excluding such costs, general and administrative expenses would have increased by $1.0 million mainly due to an increase in the headcount compared to same period last year.

Other Income, Net

Other income, net amounting to $38,000 and $11,000 in the three months ended September 30, 2020 and 2019, respectively was substantially unchanged.

Financial Income (Expense), Net

In the three months ended September 30, 2020, financial expense, net increased by $327,000, compared to the same period last year, from a financial expense of $141,000 to a financial expense of $468,000 mainly driven by an increase in interest expense in the three months ended September 30, 2020 compared to same period last year, due to more bank and other borrowings, debt for forward share purchase agreements and notes payable compared to the same period last year.

Foreign Currency Income (Loss)

In the three months ended September 30, 2020, foreign currency loss increased by $288,000, compared to three months ended September 30, 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the three months ended September 30, 2020, income tax expense (benefit) decreased by $431,000 from an income tax expense of $168,000 to an income tax benefit of $263,000 mainly due to deferred tax assets recognized on tax loss carry-forwards.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$103,100	$93,925	$9,175	10%
Cost of revenue	86,511	75,645	10,866	14%
Gross profit	16,589	18,280	(1,691)	(9%)
Operating expenses:
Research and development	7,415	3,869	3,546	92%
Sales and marketing	10,155	4,392	5,763	NM
General and administrative	20,737	10,667	10,070	94%
Total operating expenses	38,307	18,928	19,379	NM
Loss from operations	(21,718)	(648)	(21,070)	NM
Other income, net	91	106	(15)	(14%)
Financial income (expense), net	(1,027)	(206)	(821)	NM
Foreign currency income (loss)	(795)	(402)	(393)	(98%)
Loss before income tax expense (benefit)	(23,449)	(1,150)	(22,299)	NM
Income tax expense (benefit)	(1,165)	719	(1,884)	NM
Net loss	$(22,284)	$(1,869)	$(20,415)	NM

NM = Not meaningful

Revenue

In the nine months ended September 30, 2020, revenue increased by $9.2 million, or 10%, compared to the nine months ended September 30, 2019. This increase was mainly driven by a general increase in volumes, in particular in voice services.

Cost of Revenue and Gross Profit

In the nine months ended September 30, 2020, cost of revenue increased by $10.9 million, or 14%, compared to the nine months ended September 30, 2019. The increase in cost of revenue was primarily attributable to the increase in voice activities, partially offset by the effects of the renegotiation of agreements in premium services. In the nine months ended September 30, 2020, gross profit decreased by 9% compared to the nine months ended September 30, 2019, mainly as a result of the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the nine months ended September 30, 2020, partially offset by the above described effects in premium services.

Operating Expenses

In the nine months ended September 30, 2020, research and development expenses increased by $3.5 million, compared to the nine months ended September 30, 2019. Research and development expenses included $3.6 million of stock-based compensation and a net impact of $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the nine months ended September 30, 2020, compared to zero for both items, in the nine months ended September 30, 2019. Excluding such costs and the $2.1 million capitalized software development costs, compared to zero capitalized costs in the nine months ended September 30, 2019, research and development expenses would have increased by $1.5 million mainly due to an increase in the headcount compared to same period last year and the pro-rata 2020 MBO bonus accruals.

In the nine months ended September 30, 2020, sales and marketing expenses increased by $5.8 million compared to the nine months ended September 30, 2019. Sales and marketing expenses included $3.4 million of stock-based compensation and a net impact of $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the nine months ended September 30, 2020, compared to zero for both items, in the nine months ended September 30, 2019. Excluding such costs, sales and marketing expense would have increased by $1.2 million. Such increase was primarily driven by an increase in headcount compared to same period last year and the pro-rata 2020 MBO bonus accruals.

In the nine months ended September 30, 2020, general and administrative expenses increased by $10.1 million compared to the nine months ended September 30, 2019. General and administrative expenses included (i) $8.7 million of stock-based compensation in the nine months ended September 30, 2020, compared to zero in the nine months ended September 30, 2019; and (ii) $3.5 million transaction costs, special performance bonus costs and costs pertaining to initial public company compliance in the nine months ended September 30, 2020 as compared to $3.8 million transaction costs and costs pertaining to initial public company compliance in the nine months ended September 30, 2019. Excluding such costs, general and administrative expenses would have increased by $1.0 million. Such increase was primarily driven by an increase in headcount compared to same period last year and the pro-rata 2020 MBO bonus accruals.

Other Income, Net

In the nine-month period ended September 30, 2020, other income, net decreased by $15,000, compared to nine months ended September 30, 2019. Such decrease is mainly attributable to the fact that in the nine months ended September 30, 2019 this item included certain government incentives received by Kaleyra in connection with research and development activities which were significantly reduced in the nine-month period ended September 30, 2020.

Financial Income (Expense), Net

In the nine months ended September 30, 2020, financial expense, net increased by $821,000, compared to the same period last year, from a financial expense of $206,000 to a financial expense of $1.0 million, mainly driven by an increase in interest expense in the nine months ended September 30, 2020 compared to same period last year, due to more bank and other borrowings, debt for forward share purchase agreements and notes payable compared to the same period last year. The increase in interest expense was partially offset by the reversal of interest expense previously accrued on the Solutions Infini preference share obligations related to the amendment signed in January 2020. Excluding such non-recurring preference share interest reversal of $417,000, financial expense, net would have increased by $1.2 million in the nine months ended September 30, 2020 compared to the same period last year.

Foreign Currency Income (Loss)

In the nine months ended September 30, 2020, foreign currency loss increased by $393,000, compared to nine months ended September 30, 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the nine months ended September 30, 2020, income tax expense (benefit) decreased by $1.9 million from an income tax expense of $719,000 to an income tax benefit of $1.2 million mainly due to deferred tax assets recognized on Solution Infini performance bonuses and tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, Kaleyra had $31.5 million of cash and cash equivalents and $5.1 million of short-term investments with maturity terms between 4 and 12 months held in India. As of December 31, 2019, the Company had $16.1 million of cash and cash equivalents, $20.9 million of restricted cash and $5.1 million of short-term investments. Restricted cash as of December 31, 2019 was held in the Unites States and consisted of cash deposited into savings or escrow accounts with two financial institutions as collateral for Kaleyra’s respective obligations under each of the forward share purchase agreements with Glazer Capital and Yakira Capital Management, Inc. Such obligations were satisfied in May 2020, and as a result, Kaleyra no longer has any restricted cash.

The condensed consolidated balance sheet as of September 30, 2020 includes total current assets of $79.7 million and total current liabilities of $73.6 million, resulting in net assets of $6.0 million.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company. On July 22, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of September 30, 2020, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $47.7 million ($27.3 million as of December 31, 2019).

Kaleyra has credit line facilities of $7.4 million as of September 30, 2020, of which $4.6 million has been used. As of December 31, 2019, Kaleyra had credit line facilities of $5.6 million, of which $3.6 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

As of September 30, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $34,000. As of September 30, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $8,000.

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

Forward Share Purchase Agreements obligations

In 2019, Kaleyra entered into certain forward share purchase agreements or similar arrangements with third parties including: Greenhaven, Yakira, Kepos Alpha Fund L.P, (“KAF”), Glazer Capital and Nomura Global Financial Products, Inc. (“NGFP”). In connection with such forward share purchase agreements or similar arrangements, Kaleyra assumed the obligations to repurchase its own shares at a fixed price subject to certain condition described in the agreements. See Note 8 of the condensed consolidated financial statements for the three months ended September 30, 2020 for a description of the forward share purchase agreements.

As of September 30, 2020, Kaleyra’s debt for forward share purchase agreements amounted to $480,000. Pursuant to the terms of the Confirmation, as amended, Kaleyra had prepaid $17.0 million for its potential forward repurchase of the Nomura Shares from NGFP, but would owe, in the event of a forward repurchase, an amount equal to the product of (x) $10.5019, (y) the Accrual Percentage (as defined below), and (z) the number of shares being repurchased from NGFP. The “Accrual Percentage” is 3.50% per annum, ending on November 25, 2021.

On January 23, 2020, Kaleyra entered into Amendment No. 3 to the Greenhaven Purchase Agreement (the “Greenhaven Amendment No. 3”). The Greenhaven Amendment No. 3 provided that Greenhaven had the right to put its subject shares to Kaleyra on the following dates and at the following purchase prices: (i) $11.00 per share for up to 248,963 shares to be sold to Kaleyra on February 21, 2020; and (ii) $11.70 per share for the next 700,000 shares to be sold to Kaleyra on August 30, 2020. Greenhaven Amendment No. 3 also provided that Greenhaven may continue to sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $8.50 per share. On February 20, 2020, Kaleyra repurchased an aggregate of 235,169 of its common stock for $2.6 million. In addition, Kaleyra paid Greenhaven $152,000 for the 60,996 shares that Greenhaven sold on the open market representing the amount at which the $11.00 exceeded the selling price. Pursuant to Greenhaven Amendment No. 3, on August 30, 2020, Kaleyra was to pay Greenhaven an amount equal to (1) the number of shares (including any Additional Shares) sold by Greenhaven in the open market between February 21, 2020 and August 30, 2020 multiplied by (2) the amount by which $11.70 exceeds the sale price per share. Kaleyra understands that Greenhaven as of June 30, 2020 had sold 160,452 shares in the open market, for which the aggregate difference between the sale price per share and $11.70 totaled $832,000. In addition, the Company understands that Greenhaven as of June 30, 2020 owned 539,548 shares.

On July 18, 2020, the Company entered into Amendment No. 4 to the Greenhaven Purchase Agreement (the “Greenhaven Amendment No. 4”). The Greenhaven Amendment No. 4 provided that Greenhaven had the right to put the remaining 539,548 subject shares that Greenhaven held to the Company at $11.70 per share minus $100,000 on July 21, 2020, or $6.2 million, which was a reduction of $100,000 to the amount for which these shares could otherwise have been sold to the Company on August 30, 2020. As a result of the Greenhaven Amendment No. 4, the Company owed Greenhaven the sum of $832,000 plus $6.2 million, or $7.0 million. Under the terms of the Greenhaven Amendment No. 4, on July 21, 2020, Kaleyra paid Greenhaven this outstanding debt of $7.0 million in satisfaction of all obligations under the Greenhaven Purchase Agreement. As of September 30, 2020, there was no longer any amount owed to Greenhaven.

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

As of September 30, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $480,000.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest	As of September 30,	As of December 31,
	2020	2019	Maturity	Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,435	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	161	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,137	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,665	2,787	February 2023	Euribor 3 months + 3.90%	3.40%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	889	988	April 2022	Euribor 3 months + 1.80%	1.30%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	4,102	4,183	April 2024	Euribor 3 months + 2.60%	2.10%	2.60%
Intesa Sanpaolo S.p.A. (Line 3)	9,263	—	June 2026	Euribor 3 months + 1.65%	1.15%	—
Intesa Sanpaolo S.p.A. (Line 4)	6,437	—	July 2026	Euribor 3 months + 1.70%	1.20%	—
UBI Banca S.p.A. (Line 1)	274	332	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,279	1,499	October 2021	Euribor 3 months +1.95%	1.45%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	372	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,337	—	June 2023	1.50%	1.50%	—
Banco Popolare di Milano S.p.A. (Line 1)	1,107	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco Popolare di Milano S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco Popolare di Milano S.p.A. (Line 3)	6,517	—	March 2024	Euribor 3 months + 3.00%	2.50%	—
Simest 1	293	280	December 2023	0.50%	0.50%	0.50%
Simest 2	291	279	December 2023	0.50%	0.50%	0.50%
Simest 3	535	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	43	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	43,137	23,698
Less: current portion	9,675	7,564
Total long-term portion	$33,462	$16,134

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided (used) in operating activities	$(14,014)	$1,088
Net cash used in investing activities	(3,135)	(3,156)
Net cash provided by financing activities	11,633	4,909
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(346)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,483)	$2,495

In the nine months ended September 30, 2020, cash used in operating activities was $14.0 million, primarily consisting of the net loss of $22.3 million and net cumulative changes in operating assets and liabilities of $7.0 million, partially offset by $15.2 million of non-cash items. Non-cash items consisted primarily of $16.1 million of stock-based compensation and $1.9 million of depreciation and amortization expense partially offset by $2.5 million settlement on the preference share liability and $898,000 change in deferred tax assets.

In the nine months ended September 30, 2019, cash provided by operating activities was $1.1 million, primarily consisting of the net loss of $1.9 million more than offset by net cumulative changes in operating assets and liabilities of $515,000 and $2.4 million of non-cash items. Non-cash items consist primarily of $2.0 million of depreciation and amortization expense, $446,000 of non-cash compensation expense for preference shares, $437,000 of non-cash interest expense, net, partially offset by a $724,000 change in deferred tax assets.

In the nine months ended September 30, 2020, cash used in investing activities was $3.1 million, primarily consisting of $7.9 million of purchases of short-term investments, $1.0 million of purchases of property and equipment, and $2.1 million to fund the cost of internally developed software, partially offset by $7.8 million of proceeds from sale of short-term investments.

In the nine months ended September 30, 2019, cash used by investing activities was $3.2 million, primarily consisting of $4.3 million of purchases of marketable securities and $1.3 million of purchases of property and equipment, partially offset by $2.5 million of proceeds from sale of short-term investments.

In the nine months ended September 30, 2020, cash provided by financing activities was $11.6 million, primarily consisting of $36.2 million in net proceeds from the public offering of the Company’s common stock, $24.4 million in proceeds from borrowings on term loans and net drawings of $749,000 on the available lines of credit, partially offset by $6.3 million of repayments on term loans, $30.4 million of repurchases of common stock related to forward share purchase agreements, $1.5 million of payments related to aggregate sale price differences under the forward share purchase agreements, and $11.5 million of repayments on notes payable.

In the nine months ended September 30, 2019, cash provided by financing activities was $4.9 million, primarily consisting of $16.7 million in proceeds from borrowings on term loans, partially offset by $2.7 million of repayments on term loans, and $4.0 million and $5.1 million of payments for deferred consideration for the acquisition of Buc Mobile and Solutions Infini, respectively.

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of September 30, 2020, as derived from the unaudited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after September 30, 2020 (in thousands).

	Payment due by period
	Total	2020 (remaining three months)	2021-2023	2024-2025	Thereafter
Bank and other borrowings (1)	$43,137	$2,247	$30,409	$4,706	$5,775
Line of credit	4,567	4,567	—	—	—
Capital lease obligations	370	32	253	85	—
Operating lease obligations (2)	2,739	177	1,710	722	130
Convertible notes payable to the Sellers (3)	7,500	3,750	3,750	—	—
Other notes payable (4)	2,700	—	2,700
Debt for forward share purchase agreements (5)	480	480	—	—	—
Total	$61,493	$11,253	$38,822	$5,513	$5,905

(1)

On July 16, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement - Line 3”) with Intesa Sanpaolo S.p.A. for a total amount of $9.0 million. The Intesa Loan Agreement – Line 3 was disbursed in Euros for an amount of €7.9 million with an exchange rate equal to 0.87602 at the signing date of July 16, 2020. The Intesa Loan Agreement – Line 3 has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period for principal payments for the first 24 months. The loan is guaranteed up to ninety percent of its principal amount by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID 19 and the Italian Government’s support for Italian businesses, as stated within Article 1 of the Decree Law 23/2020 (the “Decree”) and conversion Law 40/2020. In consideration of the facilitated nature of the guarantee that secures this loan, and pursuant to the general conditions of the SACE guarantee, Kaleyra S.p.A. undertakes to comply with a number of obligations and representations, including the payment of the guarantee annual fee (SACE guarantee remuneration), pursuant to Article 1 of the Decree. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

Further, on July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement - Line 4”) with Intesa Sanpaolo S.p.A. for a total of $6.5 million (the loan was disbursed in Euros for an amount of €5.5 million at the July 29, 2020 exchange rate equal to 0.84801). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The Intesa Loan Agreement – Line 4 has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is guaranteed up to ninety percent of its principal amount by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses, as stated within Article 13 of the Decree Law 23/2020 and conversion Law 40/2020, and obligations and representations included therein. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

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

(4)

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

(5)

Pursuant to the second amendment to the forward share purchase agreement with Yakira (the “Second Yakira Amendment”) dated May 9, 2020 Kaleyra shall purchase from Yakira the remaining 43,930 subject shares as soon as practicable on or after (but no later than the fifth business day after) December 31, 2020. As a result, as of September 30, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $480,000.

Off-Balance Sheet Arrangements

As of September 30, 2020, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of September 30, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax benefit of $263,000 and an income tax expense of $168,000 for the three months ended September 30, 2020 and 2019, respectively, and an income tax benefit of $1.2 million and an income tax expense $719,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had $2.2 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $326,000 of tax expense.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for information on new accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, because of the material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority will be concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing will take place on February 24, 2021. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in any of the financial statements of the Company.

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

On April 9, 2020, following the measures taken by the Italian legislator for the Covid-19 emergency, the above-mentioned hearing has been postponed to and then held on October 7, 2020; the parties have been assigned the December 28, 2020 due date to file their final pleadings. Afterwards the Court will decide the case. Such decision is expected to be issued in approximately ithe first quarter of 2021.

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

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for Kaleyra and the Italian Regional Administrative Court annulled the resolutions Kaleyra had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The appeal has been regularly discussed at the hearing of September 17, 2020 and the Council of State issued its decision number 6175/2020 on October 13, 2020, overruling in part the Regional Court Decision.  AGCom will have to recalculate the annual contribution due from Kaleyra for year 2016. However, the annual contribution is not considered material to Kaleyra’s condensed consolidated financial statements.

For the annual contribution to AGCom relating the years 2017, 2018, 2019 and 2020 the legal proceedings are currently pending before the Italian Regional Administrative Court and no hearing has been scheduled yet. However, the European Court of Justice (“ECJ”) has already delivered its decision on the request for a preliminary ruling submitted by the Council of State on the relevant EU law (case C-399/18). Such decision was delivered on April 29, 2020, in accordance with a simplified procedure due to the previous issuance by the ECJ of a number of judgements on the matter.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which Kaleyra sells its products and services and conducts its business operations. Kaleyra also has its headquarters in Milan, Italy, which has been severely affected by the first wave of COVID-19 and the resulting government lockdowns to attempt to contain the spread of COVID-19. A second wave of COVID-19 pandemic is currently affecting a large number of countries across the globe, and additional government restrictions are expected to reduce the resurgence in the pandemic infections. The magnitude and duration of the resulting decline in business activity cannot be estimated with any degree of certainty and threatens to (1) negatively impact the demand for its products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict its sales operations and marketing efforts, and (3) disrupt other important business activities in its various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events that Kaleyra sponsors or at which Kaleyra presents and certain customer events have been canceled, postponed or moved to virtual-only experiences; Kaleyra is encouraging all of its employees to work remotely; and Kaleyra may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, Kaleyra may see its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, Kaleyra expects the COVID-19 pandemic to potentially have a negative impact on its sales and its results of operations in those areas adversely affected by COVID-19, the size and duration of which Kaleyra is currently unable to predict. In addition, Kaleyra’s implementation of business continuity plans in a fast-moving public health emergency could have an adverse effect on its internal controls (potentially giving rise to significant discrepancies or material weaknesses) and increase its vulnerability to information technology and other systems discrepancies. Furthermore, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact Kaleyra’s stock price and its ability to access capital.

Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.

In the nine months ended September 30, 2020 and 2019, Kaleyra’s 10 largest customers generated an aggregate of 53.1% and 48.9% of its revenue, respectively. The churn rate, calculated as the annual rate at which Kaleyra’s existing customers stopped subscribing for its services, was equal to zero in the nine-month period ended September 30, 2020. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

For the nine-month period ended September 30, 2020, 75.5% of revenues came from customers of Kaleyra which have been on the Platform for at least one year. Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers; is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner; does not develop new large enterprise customers; or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

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

Kaleyra’s headcount and operations have grown substantially. Kaleyra had more than 300 employees as of September 30, 2020, as compared with 258 employees as of September 30, 2019. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

In the nine months ended September 30, 2020, and 2019, Kaleyra derived 66.1% and 74.4% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 6.4% in the nine months ended September 30, 2019 to 18.1% in the nine months ended September 30, 2020, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 12.7% in the nine months ended September 30, 2019 to 6.8% in the nine months ended September 30, 2020. Revenue derived from customer accounts located in the rest of the world increased from 6.5% in the nine months ended September 30, 2019 to 9.1% in the nine months ended September 30, 2020. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2020, Kaleyra carried a net $24.5 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2020 – July 31, 2020 (1)	539,548	$11.70	539,548	—
August 1, 2020 – August 31, 2020	—	$—	—	—
September 1, 2020 – September 30, 2020	—	$—	—	—
Total	539,548	$11.70	539,548	—

(1)	See Note 8 – Debt for Forward Share Purchase Agreements – for details.

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

KALEYRA, INC.

Dated: November 9, 2020	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: November 9, 2020	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)