Form 10-K
period 2020-12-31
Kaleyra, Inc.
filed 2021-03-16
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NYSE Stock Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $45,462,274.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2021 was 31,150,254.

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

Business Overview

Our Vision

Kaleyra provides its customers and business partners with a trusted cloud communications platform (the “Platform”) that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first interactive end-user customer communications. This complements new workflows that Kaleyra’s customers have developed which are driven by software and artificial intelligence to automate certain end-user customer-facing processes before, during and after transactions. These communications are increasingly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. Kaleyra’s Platform couples a “Software as a Service” or SaaS business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS.

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

Kaleyra Today

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then sought to expand its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India in 2017 and Buc Mobile of Vienna, Virginia in 2018. It was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company is collectively engaged in the operation of the Platform on behalf of Kaleyra’s customers.

On April 23, 2020, Kaleyra strengthened its commitment to delivering solutions for the financial services industry with the launch by Buc Mobile of k-lab, a dedicated innovation lab for new product development to support enterprise mobile communications. This innovation lab is the center of excellence dedicated to supporting Kaleyra in developing new solutions to enhance customer experiences, and in particular, for the financial service companies to be served by Kaleyra in the U.S. markets.

On July 29, 2020, Kaleyra registered a German branch of Kaleyra S.p.A. with the German Chamber Tax Authority of Commerce. Kaleyra established its branch in Germany, by far the most important country in Europe to Kaleyra after Italy, to expand Kaleyra’s footprint in Central Europe and the Nordic countries and allow it to leverage Kaleyra’s trusted business solutions for customers in additional jurisdictions.

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of the fiscal year 2020, ending up with its first revenue contracts in the second half of the year.

On February 18, 2021, Kaleyra executed an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 18, 2021, by and among Kaleyra, its wholly-owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial Inc. (“Vivial”) and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative (“Stockholder Representative”), for the acquisition of the business owned by Vivial known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”). Kaleyra will acquire mGage for a total purchase price of approximately $215 million, subject to adjustments. The consideration to mGage shareholders will consist of cash in the amount of $195 million and 1,600,000 shares of Kaleyra common stock. The Merger is expected to be consummated in the second fiscal quarter of 2021. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), each dated February 18, 2021, with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares (the “PIPE Shares”) of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”), each dated February 18, 2021, with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”). The issuance of the Merger Convertible Notes, together with the issuance of the PIPE Shares, constitutes the “Financing”.

Kaleyra has more than 3,500 customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation, with no single customer representing more than 10% of revenues for the year ended December 31, 2020. Kaleyra’s customers are located in regions throughout the world including Europe, Asia Pacific and North America. Kaleyra’s revenue by country for the year ended December 31, 2020 is as follows: Italy (42.4%), India (24.5%) and the U.S. (17.3%). The remainder of the revenue is primarily generated in Europe and Asia in countries other than Italy and India (15.8%).

For the fiscal year ended December 31, 2020, 93% of revenues came from customers of Kaleyra which have been on the Platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments to strengthen its product portfolio, expand its global presence, and in particular into the Americas and Asia-Pacific markets following the acquisitions of Buc Mobile and Solutions Infini, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s underlying technology used in the Platform is the same across all of its communication services which can generally be described as “omnichannel mobile-first interactive notifications via a public or private cloud implementation”. These services include programmable voice/Interactive Voice Response (“IVR”) configurations, inbound/outbound short message service (“SMS”) capabilities, hosted telephone numbers, conversational marketing solutions, and other types of IP communications services such as e-mail, push notifications, and WhatsApp®.

Customers

Kaleyra’s customers are enterprises which use digital mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing a single simple user interface for programmable communication services and carefully-documented Application Programming Interfaces (“APIs”). The type of available deployments of the Platform makes Kaleyra able to undertake as necessary to make upgrades in its service offerings to account for new end-user consumer behavior changes and progress (such as adding new instant messaging communication channels). Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platform value the Platform’s network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra has been listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, 14 October 2020) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees.

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse businesses and regions. Kaleyra’s business is generated by providing data to the telecommunications provider and transmitting message data from its customers and business partners. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-user customers. With each relationship, Kaleyra is the link between the financial institutions and their end-user customers. In linking these two parties, Kaleyra’s Platform leverages the end-user telecommunications provider to transmit critical message data to these end-user customers.

For example, banks and financial institutions deploy Kaleyra’s services that include omnichannel mobile-first password reset, account access, two-factor authentications (“2FA”), transaction notifications, dispute resolution, decline mitigation, anti-fraud alerts, among other services, via a cloud implementation that meets their strict requirements for security and compliance. Kaleyra’s Platform has facilitated compliant communications for its existing financial institution customer base in Europe. European Central Bank (“ECB”) regulations have begun to mandate additional customer protection regulations, such as those requiring strong customer authentications for all payment transactions over 30 euros, causing both traditional banks and new entrants to undergo a digital transformation. In the financial sector, security and compliance are generally top of mind and the sales process relies on a dedicated local sales team focused on strong integration capabilities with the full suite of services needed to satisfy customer requirements.

Other enterprise customers of Kaleyra use Kaleyra’s cloud communications services as packaged offerings that are easy to configure and manage around key end-user customer touchpoints. Although these enterprise customers require a lesser level of system integration than do financial institution customers, they still demand a sufficiently flexible system such as that which a cloud solution can provide to facilitate rapid communications system modification to accommodate changes in end-user customer behaviors. Furthermore, there are other enterprise customers for which connectivity to their end-user customers is their primary requirement, and these customers are using the Platform to gain access to mobile network operators worldwide. This additional volume, which is expected to continue to grow as the transformation from e-mail-based communications to messaging-based communications is being enhanced, allows Kaleyra to leverage relationships to sell and resell network connectivity on a more cost-effective basis.

In 2020 and 2019, there were zero and one customer, Telecom Italia S.p.A., which individually accounted for more than 10% of Kaleyra’s consolidated total revenues, respectively.

Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A. accounting for more than 10% of Kaleyra’s business volume in 2020 and 2019.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses toward fourth calendar quarter, during which the Company usually registers the higher revenues in messaging and notification services. This patterned revenue generation behavior takes place due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in the increase in notifications of electronic payments, credit card transactions and e-commerce.

The Market for Kaleyra’s Products

The CPaaS market is evolving and is expanding in several directions as enterprise adoption of cloud-based communications occurs. The need for enterprises to provide enhanced omnichannel end-user customer experiences is driving adoption by enterprises of embedded, real-time messaging communications for enhanced end-user customer-interfacing interactions. CPaaS market is expected to reach $25.9 billion in 2025 from $7.2 billion in 20201. The size of the global A2P messaging market will grow from $61B in 2019 to $78B in 20222. The volume of chatbot usage is expected to grow by 84% globally (2018 – 2023). In the U.S., access to chatbots will grow YoY by 160%, in India by 342%, in Western Europe 170%3. Kaleyra’s products and services available through the Platform address all the above-mentioned markets.

Kaleyra’s Key Products

The Platform

Kaleyra operates its core technology, the Platform, in the public cloud and as private clouds, and in hybrid situations. The Platform has a high-volume infrastructure that has been designed to easily scale and support large volumes of data. The Platform consists of two separate types of interfaces; one for connectivity to mobile network operators and the other, a set of APIs that provide convenient and user-friendly tools that enable Kaleyra’s customers to engage in communications with their end-user customers. The Platform’s underlying software code base contains communication protocols that allow connectivity with mobile network operators around the globe.

Also the Platform’s APIs, which sit on top of the underlying connectivity stack, enable the creation of specific applications (including messaging or voice-over-IP calls) or workflows (e.g. 2FA or password resets). These applications can be designed by Kaleyra, Kaleyra’s customers’ information technologies personnel, business users, and/or third-party developers. The open Platform’s architecture enables Kaleyra’s customers and business partners to accomplish all of their communication needs from one simple interface that connects into a broad range of their systems. The relationship with Kaleyra’s customers is strengthened by providing its customers with a broad and flexible platform. Retention of Kaleyra’s customers is also enhanced as a result of the switching costs that Kaleyra’s customers would incur to transition to alternate platforms.

[1]	Source: Juniper Research, CPaaS-2020-2025-Deep-Dive-Data-and-Forecasting.
[2]	Source: Statista estimates, Credence Research (2020).
[3]	Source: Juniper Research (July 2020)

Communications Services

The following graphic summarizes the capabilities of Kaleyra’s suite of communications services:

This suite of services is further described below. During the year ended December 31, 2020, Kaleyra processed nearly 26 billion billable SMS messages and 4 billion voice calls on behalf of Kaleyra’s customers. In 2021, not including any impact of the Merger and acquisition of mGage, this is expected to exceed 30 billion billable SMS messages and 4 billion voice calls.

Messaging

The Platform’s APIs include software and infrastructure that process and manage SMS, Multimedia Messaging Service (“MMS”) and Rich Communications Service (“RCS”), with network connectivity to mobile network operators around the world. The Platform is currently designed to process five thousand messages per second, with the capability to increase the throughput with additional server power and speed. The Platform supports 87 languages and is capable of stitching together concatenated messages of up to 4,000 characters. The Platform is also designed to manage automated opt-in and opt-out procedures per mobile network operator requirements and best practices. As noted above, in 2020 the Platform processed nearly 26 billion SMS messages.

Kaleyra’s offering includes instant messaging such as WhatsApp® for Business, offering its customers the possibility to interact with their end-users for customer care and transactional communications. Communications can be handled by human agents, using Kaleyra’s conversational interface, or by automated AI-powered chatbots using NLP/NLU and integrating with the third-party systems in use by the customers.

Voice

The Platform’s APIs includes software and infrastructure that process and manage voice calls, including IVR and conferencing bridge capabilities. The Platform offers features such as call masking, visual configurations of call routing, click to call, and allows Nature Language Processing (“NLP”) integrations. In 2020, the Platform processed nearly 4 billion voice calls.

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

Flowbuilder

Kaleyra has developed and released to the public a visual “drag-and-drop” builder user interface for use by both developers and non-developers that reduces the complexity of implementing cloud communications services.

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

Products in Development

Kaleyra has several new communications services in its organic development pipeline. For example, it is currently developing WebRTC and Video Authentication / Video Verification Applications to address the needs of multiple sectors, including healthcare. Kaleyra has a growing team of software developers in Bangalore, India and Milan, Italy engaged in research and development of additional product features based on customer feedback and market research. Furthermore, besides the acquisition of mGage, Kaleyra is looking at additional possible acquisitions that can enhance its product portfolio.

Research and Development

As of December 31, 2020, 184 employees serve in Kaleyra’s research and development and engineering departments representing about 53% of its workforce, focused on maintaining and enhancing the Platform and the communications service offerings, as well as developing new communications services and engaging with Kaleyra’s customers in this development.

Sales and Marketing

Kaleyra has multiple methods for engaging with its customers, depending upon the specific service offerings that a customer uses on the Platform. 32% of Kaleyra’s employee base are dedicated to sales of communications services to Kaleyra’s customers or business partners. The go-to-market strategy utilizes a mixture of direct sales, self-service purchases and channel development, such as engaging third-party developers and system integrators that develop communications solutions for multiple customers. Kaleyra also actively participates in trade shows, industry and academic meetings on a global basis for lead generation and building of brand awareness.

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

Experienced Management Team

Kaleyra has a proven management team with many decades of combined experience at industry-relevant companies.

Existing Customers and Relationships

Kaleyra believes its deep customer relationships provide it with the opportunity to expand deployment of the Platform and the opportunity to quickly deploy new communications service offerings.

Growth Strategy

Kaleyra’s organic growth focuses on three core areas:

•

Exploiting cross-sale opportunities among Kaleyra’s recent and pending acquisitions in this area, Kaleyra focuses on growing existing product teams, accelerating joint product management and growing key technology integrations with industry-leading independent software vendors;

•	Product evolution—in this area, Kaleyra works to enhance and expand features such as RCS and video applications; and
•	Geographic expansion—in this area, Kaleyra focuses on entering new markets such as South East Asia and Latin America.

Furthermore, as can be seen with the Merger and planned acquisition of mGage, mergers and acquisitions remain a key component of Kaleyra’s growth strategy. As it has in the past with its acquisitions of Solutions Infini and Buc Mobile, Kaleyra has continuously explored the global market intending to evaluate and acquire additional companies that are adding significant value from technology and product perspectives, and are accretive in terms of revenue, net income and capitalization. Kaleyra intends to execute acquisitions in the least dilutive and most cost-effective manner, using cash from its balance sheet or other sources, equity or a combination of both.

Competition

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include: completeness of offering, credibility with developers and business users, global reach, ease of integration, product features, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•	Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc., (that recently announced the acquisition of IMIMobile) and SAP SE;
•	Direct competitors, such as CLX Communications AB (d/b/a Sinch), Twilio Inc., and Vonage Holdings Corp.;
•	Smaller software companies that compete with certain portions of Kaleyra’s communications services offerings; and

•	SaaS companies that offer prepackaged applications for a narrow set of use cases.

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

Employees

As of December 31, 2020, Kaleyra has 350 employees, of which 184 were in research and development, 113 were in sales, marketing and business development and 53 were in general and administrative. None of Kaleyra’s employees is currently covered under any collective bargaining agreements. Kaleyra believes its relations with its employees are good and it has never experienced a material work stoppage.

Facilities

Kaleyra leases 13 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Vienna, Virginia; New York, New York; Palo Alto, California; Bengaluru, India; Chennai, India; Cochin, India; Delhi, India; Kolkata, India; Mumbai, India; Singapore; Dubai, United Arab Emirates; and Munich, Germany. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 29 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running the Kaleyra platform and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Intellectual Property

Kaleyra relies on a combination of patent, copyright, trademark and trade secret laws in the U. S. and other jurisdictions, as well as license agreements and other contractual protections, to protect Kaleyra’s proprietary technology. In addition, Kaleyra protects intellectual property rights by implementing a policy that requires its employees and independent contractors involved in the development of intellectual property on its behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on its behalf are Kaleyra’s property, and assigning to Kaleyra any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

•	Kaleyra, as of December 31, 2020, has been issued 2 patents in the U.S.
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

Regulatory

Kaleyra is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to its business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, general telecommunications laws or other subjects. Many of the laws and regulations to which Kaleyra is subject are still evolving and being tested in courts and could be interpreted in ways that could harm its business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which Kaleyra operates. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that it or its communications services or the Platform may not be, or may not have been, compliant with each such applicable law or regulation.

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

For example, in April 2016 the EU adopted General Data Protection Regulation (“GDPR”), which took full effect on May 25, 2018. GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of Kaleyra’s technology and systems currently in use against the requirements of GDPR. Kaleyra has furthermore appointed an external global Data Protection Officer to further assure and maintain its compliance with the GDPR, where applicable. There are also additional EU laws and regulations (and member states’ implementations thereof) which govern the protection of consumers and of electronic communications.

Furthermore, outside of the EU, Kaleyra continues to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Kaleyra is subject to individual or joint jurisdiction of the Federal Communicatoins Commission (“FCC”), the Federal Trade Commission, state attorneys general as well as the Italian Data Protection Authority (“DPA”) (as the relevant EU National DPA) with respect to privacy and data security obligations. If Kaleyra was to suffer or if one of Kaleyra’s customers were to suffer a breach, Kaleyra may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions, state attorneys general as well as of the Italian DPA. Kaleyra may have to comply with a variety of data breach laws at the federal, state and EU levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end-users of certain customers to which Kaleyra provides services. Kaleyra could also be subject to fines, forfeitures and other penalties that may adversely impact Kaleyra’s business.

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation or country-specific rules imposed by local carriers with whom Kaleyra has a direct contractual relationship, and related actions that have increased and may continue to increase Kaleyra’s costs or impact its products and platform or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries.

For example, in Italy, Kaleyra holds a license to be a fixed-line operator and is subject to the Electronic Communications Code, or the ECC, which has been enacted with Legislative Decree no. 259/2003, as amended, which transposed a package of European Directives adopted in 2002 and amended in 2009; the National Numbering Plan, issued with AGCom’s resolution no. 8/15/CIR as amended, which governs the usage of national numbers for the provision of electronic communications services as a whole; resolutions on the use of alphanumeric indications for the identification of the calling subject in SMS (so-called Alias), that are periodically issued by AGCom, starting from AGCom’s resolution no. 42/13/CIR; and the GDPR (EU Regulation 2016/679) as well as the Italian Privacy Code (Legislative Decree no. 196/2003 as amended, following the applicability of the GDPR, by the Legislative Decree no. 101/2018).

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

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) establishes certain requirements for commercial messages and transactional messages and specifies penalties for the transmission of messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial messages to provide recipients with the ability to “opt-out” of receiving future commercial communications from the sender. In addition, some states have passed laws regulating commercial communication practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of communication messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to message addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions, such as Australia, Canada, and the EU, have enacted laws that regulate sending messages, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of messages unless the recipient has provided the sender advance consent to receipt of such messages, or in other words has “opted-in” to receiving such communication. If Kaleyra were found to be in violation of the CAN-SPAM Act, applicable state laws governing messages not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of messages, whether as a result of violations by Kaleyra’s customers or its own acts or omissions, Kaleyra could be required to pay large penalties, which would adversely affect its financial condition, significantly harm Kaleyra’s business, injure Kaleyra’s reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against Kaleyra in connection with any of the foregoing laws may also require Kaleyra to change one or more aspects of the way Kaleyra operates its business, which could impair Kaleyra’s ability to attract and retain customers or could increase its operating costs.

In addition, in order to provide services to consumer telephone numbers from the EU or certain other regions, Kaleyra may be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of sender identity and numbers that are eligible for provisioning services to end-user on behalf of Kaleyra’s customers. Kaleyra has registered and is in the process of registering in various countries in which Kaleyra does business, but in some countries, the regulatory regime around provisioning of services to consumer telephone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as Kaleyra’s products and services, are still evolving and Kaleyra may be unable to maintain compliance with applicable regulations, or enforce compliance by Kaleyra’s customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.
•	Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.
•

Customers that use many of the features of Kaleyra’s services or use Kaleyra’s services to support or enable core functionality for their applications may have difficulty or find it impractical to replace Kaleyra’s services with a competitor’s services, while customers that use only limited functionality may be able to more easily replace Kaleyra’s services with competitive offerings.

•	The market in which Kaleyra participates is highly competitive, and if Kaleyra does not compete effectively, its business, results of operations and financial condition could be harmed.
•

The length and unpredictability of the sales cycle for Kaleyra’s technology offerings and services could delay new sales and cause Kaleyra’s revenue and cash flows for any given quarter to fail to meet Kaleyra’s projections or market expectations.

•

The market for Kaleyra’s products and Platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt its Platform and use its products.

•	Kaleyra’s future success depends in part on its ability to drive the adoption of its products by international customers.
•	Kaleyra is in the process of expanding its international operations, which exposes Kaleyra to significant risks.
•

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

•	Certain of Kaleyra’s products are subject to telecommunications-related regulations, and future legislative or regulatory actions could harm Kaleyra’s business.
•	The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of Kaleyra’s common stock.
•	Kaleyra has limited experience with respect to determining the optimal prices for its product.
•

Breaches of Kaleyra’s networks or systems, or those of Amazon Web Services (“AWS”) or Kaleyra’s other service providers, could compromise the integrity of its products, Platform and data, result in significant data losses and otherwise harm its business.

•	If Kaleyra loses any of its key personnel or is unable to attract and retain the talent required for its business, Kaleyra’s business could be disrupted, and its financial performance could suffer.
•

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods and further growth through the intended acquisition of mGage. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

•

If the benefits of the proposed Merger and the acquisition of mGage do not meet the expectations of investors or securities analysts, the potential for the market price of Kaleyra’s securities may decline.

•	The proposed Merger may disrupt Kaleyra’s current plans and operations as a result of its announcement and consummation.
•

If Kaleyra causes disruptions in its customers’ businesses or provides inadequate service, Kaleyra’s customers may have claims for substantial damages against Kaleyra, which could cause Kaleyra to lose customers, have a negative effect on Kaleyra’s reputation, and adversely affect its results of operations.

•	If Kaleyra is unable to protect its intellectual property rights from unauthorized use or infringement by third parties, its business could be adversely affected.
•	Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact Kaleyra’s business operations, financial performance, results of operations and stock price.

•	Kaleyra’s ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
•

Any failure to deliver and maintain high-quality customer support may adversely affect Kaleyra’s relationships with its customers and prospective customers and could adversely affect Kaleyra’s reputation, business, results of operations and financial condition.

•	Defects or errors in Kaleyra’s services could diminish demand for Kaleyra’s services, harm Kaleyra’s business and subject Kaleyra to liability.
•

Anti-takeover provisions in Kaleyra’s second amended and restated certificate of incorporation might discourage, delay or prevent a change of control of Kaleyra or changes in its management and, therefore, depress the trading price of its securities.

•

Kaleyra has never paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in Kaleyra’s common stock will depend on whether the price of Kaleyra’s common stock increases.

•

If Kaleyra is unable to protect its information systems against service interruption or failure, misappropriation of data or breaches of security, its operations could be disrupted, it could be subject to costly government enforcement actions and private litigation and its reputation may be damaged.

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

Risks Related to Kaleyra’s Financial Condition and Operations

The market in which Kaleyra participates is highly competitive, and if Kaleyra does not compete effectively, its business, results of operations and financial condition could be harmed.

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include: completeness of offering, credibility with developers and business users, global reach, ease of integration, product features, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc. (that recently announced the acquisition of IMIMobile), and SAP SE;

Direct competitors, such as CLX Communications AB (d/b/a Sinch), Twilio Inc., and Vonage Holdings Corp.;

Smaller software companies that compete with certain portions of Kaleyra’s communications services offerings; and

SaaS companies that offer prepackaged applications for a narrow set of use cases.

Some competitors have greater financial, technical and other resources, greater name and brand recognition, larger sales and marketing efforts and larger portfolios of intellectual property. As a result, certain competitors may be able to respond more quickly to new or changing technologies, opportunities, standards or customer needs and requests. With the introduction of new products and services and new market entrants, Kaleyra expects competition to intensify in the future. Furthermore, as Kaleyra continues to expand the scope of its platform, it may face additional competition. Kaleyra is also addressing enterprises that have developed over the years “in-house” products for which Kaleyra can offer a more cost-effective, robust and richer set of products to enhance the total cost of ownership and return on investment for such customers. Kaleyra’s current and potential competitors may develop and market new services with comparable functionality to Kaleyra’s services, and this could lead to Kaleyra having to decrease prices to remain competitive. If Kaleyra is unable to maintain Kaleyra’s current pricing due to the competitive pressures, its margins will be reduced and Kaleyra’s business, results of operations and financial condition would be adversely affected.

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

In the years ended December 31, 2020 and 2019, Kaleyra’s 10 largest customers generated an aggregate of 52% and 50% of its revenue, respectively, and there was a churn rate (the annual rate at which Kaleyra’s existing customers stopped subscribing for its services) of 0.0%. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

Approximately 81% of Kaleyra’s growth in fiscal year 2020 came from its existing customer base, predominantly through increased traffic volume. Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers; is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner; does not develop new large enterprise customers; or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

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

Kaleyra is seeking to expand its business in the U.S. as Kaleyra believes that doing so will result in termination fees (which are the pass-through charge to access the network or carrier) that are significantly lower than the termination fees Kaleyra is subject to in the other countries where it operates, which Kaleyra expects would result in higher gross margins, especially with its enterprise customers. However, there are no assurances that Kaleyra will be successful in this expansion or achieving the related termination fee gross margin improvement.

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

At times, some network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase Kaleyra network costs. For example, in 2018 Kaleyra was subject to a pricing increase of more than 10% from certain mobile network service providers for delivered messages. While Kaleyra has historically responded to these types of fee increases through a combination of further negotiating efforts with Kaleyra’s network service providers, absorbing the increased costs or changing Kaleyra’s prices to customers, here Kaleyra identified a unique strategy that allowed it to change its customers prices without affecting Kaleyra’s business. There is no guarantee that Kaleyra will continue to be able to use the same strategy in the future without a material negative impact to Kaleyra business. Additionally, Kaleyra’s ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by Kaleyra customers, or if the market conditions limit Kaleyra ability to increase the price Kaleyra charges its customers.

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

Kaleyra S.p.A. was founded in 1999. Kaleyra and its subsidiaries have been developing its Platform to enable developers and organizations to integrate voice, messaging and other communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. Kaleyra believes that its revenue currently constitutes a portion of the total revenue in this market, and therefore, Kaleyra believes that its future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, Kaleyra products and Platform. Moreover, if they do not recognize the need for and benefits of Kaleyra products and Platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs.

In order to grow Kaleyra’s business and extend Kaleyra market position, Kaleyra intend to focus on educating developers and other potential customers about the benefits of Kaleyra products and Platform, expanding the functionality of Kaleyra products and bringing new technologies to market to increase market acceptance and use of Kaleyra’s Platform. Kaleyra’s ability to expand the market that Kaleyra products and Platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and Platform. The market for Kaleyra’s products and Platform could fail to grow significantly or there could be a reduction in demand for Kaleyra products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If Kaleyra’s market does not experience significant growth or demand for Kaleyra products decreases, then Kaleyra’s business and operations could be harmed.

Kaleyra’s Platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and its need to continuously modify and enhance Kaleyra’s products and Platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers may develop new applications or functions intended to filter spam and unwanted phone calls, messages or other communications. Similarly, Kaleyra’s network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from Kaleyra’s customers. If cell-phone operating system providers, network service providers, Kaleyra’s customers or their end-users adopt new software platforms or infrastructure, Kaleyra may be required to develop new versions of its products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect Kaleyra’s business, results of operations and financial condition. Any failure of Kaleyra’s products and Platform to operate effectively with evolving or new platforms and technologies could reduce the demand for Kaleyra’s products. If Kaleyra is unable to respond to market changes in a cost-effective manner, Kaleyra’s products may become less marketable and less competitive or obsolete.

Kaleyra’s future success depends in part on its ability to drive the adoption of its products by international customers.

In the years ended December 31, 2020 and 2019, Kaleyra derived 66.9% and 73.6% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the U.S. increased from 7.3% in 2019 to 17.3% in 2020, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 12.1% in the year ended December 31, 2019 to 6.7% in the year ended December 31, 2020. Revenue derived from customer accounts located in the rest of the world increased from 7.1% in 2019 to 9.1% in 2020. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

Kaleyra’s global operations are subject to complex risks, some of which might be beyond its control.

Kaleyra is headquartered in Milan, Italy, has a sizable presence in India, and operates in other countries throughout the world. In addition, Kaleyra’s customers have operations throughout the world, and Kaleyra derives a substantial part of its revenue internationally. As a result, Kaleyra may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas, and other barriers, potential difficulties in collecting trade receivables, international hostilities, terrorism, and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. Kaleyra may also face difficulties integrating any new facilities in different countries into its existing operations, as well as integrating employees that it hires in different countries into its existing corporate culture. If Kaleyra is unable to manage the risks of its global operations, its business could be harmed.

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

•	Kaleyra’s ability to effectively price its products in competitive international markets;
•	new and different sources of competition;
•	Kaleyra’s ability to comply with EU GDPR, which went into effect on May 25, 2018;
•	potentially greater difficulty collecting trade receivables and longer payment cycles;
•	higher or more variable network service provider fees outside of the U.S.;
•	the need to adapt and localize Kaleyra’s products for specific countries;
•	the need to offer customer support in various languages;
•	difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;
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

U.S. federal legislation and international laws impose certain obligations on the senders of commercial communications, which could minimize the effectiveness of Kaleyra’s Platform, and establish financial penalties for non-compliance, which could increase the costs of Kaleyra’s business.

The CAN-SPAM Act establishes certain requirements for commercial messages and transactional messages and specifies penalties for the transmission of messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial messages to provide recipients with the ability to “opt-out” of receiving future commercial communications from the sender. In addition, some U.S. states have passed laws regulating commercial communication practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of communication messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to message addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions, such as Australia, Canada, and the EU, have enacted laws that regulate sending messages, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of messages unless the recipient has provided the sender advance consent to receipt of such messages, or in other words has “opted-in” to receiving such communications. If Kaleyra were found to be in violation of the CAN-SPAM Act, applicable state laws governing messages not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of messages, whether as a result of violations by Kaleyra’s customers or its own acts or omissions, Kaleyra could be required to pay large penalties, which would adversely affect its financial condition, significantly harm Kaleyra’s business, injure Kaleyra’s reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against Kaleyra in connection with any of the foregoing laws may also require Kaleyra to change one or more aspects of the way Kaleyra operates its business, which could impair Kaleyra’s ability to attract and retain customers or could increase its operating costs.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for Kaleyra’s products.

The future success of Kaleyra’s business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. U.S. federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require Kaleyra to modify its products and Platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as Kaleyra’s products and Platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for Kaleyra’s products could decline, which could impair Kaleyra’s business and reduce its financial results.

Certain of Kaleyra’s products are subject to telecommunications-related regulations, and future legislative or regulatory actions could harm Kaleyra’s business.

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. For example, in Italy, Kaleyra holds a license to be a fixed-line operator and is subject to (1) the Electronic Communications Code, or the ECC, which has been enacted with Legislative Decree no. 259/2003, as amended, which transposed a package of European Directives adopted in 2002 and amended in 2009; (2) the National Numbering Plan, issued with AGCom’s resolution no. 8/15/CIR as amended, which governs the usage of national numbers for the provision of electronic communications services as a whole; (3) resolutions on the use of alphanumeric indications for the identification of the calling subject in SMS (so-called Alias), that are periodically issued by AGCom, starting from AGCom’s resolution no. 42/13/CIR; and (4) GDPR.

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

Kaleyra’s future success depends in part on its ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”), in the U.S. and in foreign countries at a reasonable cost and without restrictions. Kaleyra’s ability to procure, distribute and retain DIDs depends on factors outside of Kaleyra’s control, such as applicable local jurisdiction specific regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.

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

Due to their limited availability, there are certain popular area code prefixes that Kaleyra generally cannot obtain. Kaleyra’s inability to acquire or retain DIDs for its operations would make Kaleyra’s voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in Kaleyra’s customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases Kaleyra’s dependence on sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as Kaleyra’s scale and its need to pay higher costs for DIDs, and DIDs may become subject to more stringent regulation or conditions of usage such as the registration and on-going compliance requirements discussed above could harm Kaleyra’s business.

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

Moreover, despite Kaleyra’s ongoing and substantial efforts to limit such use, certain customers may use Kaleyra’s Platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use Kaleyra’s Platform on a free trial basis. These actions are in violation of Kaleyra’s policies. However, Kaleyra’s efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity, such use of Kaleyra’s Platform could damage Kaleyra’s reputation and it could face claims for damages, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, Kaleyra customers’ and other users’ promotion of their products and services through Kaleyra’s Platform might not comply with U.S. federal, state, and foreign laws. Kaleyra relies on contractual representations made to Kaleyra by its customers that their use of Kaleyra’s Platform will comply with Kaleyra’s policies and applicable law, including, without limitation, Kaleyra’s message communication policy. Although Kaleyra will retain the right to verify that customers and other users are abiding by certain contractual terms, Kaleyra’s Authorized Use Policy and Kaleyra’s message communication policy and, in certain circumstances, to review their distribution lists, Kaleyra’s customers and other users are ultimately responsible for compliance with Kaleyra’s policies, and it does not systematically audit Kaleyra’s customers or other users to confirm compliance with Kaleyra’s policies. Kaleyra cannot predict whether Kaleyra’s role in facilitating its customers’ or other users’ activities would expose Kaleyra to liability under applicable law. Even if claims asserted against Kaleyra do not result in liability, Kaleyra may incur substantial costs in investigating and defending such claims. If Kaleyra is found liable for its customers’ or other users’ activities, Kaleyra could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Kaleyra may be subject to governmental export controls and economic sanctions regulations that could impair Kaleyra’s ability to compete in international markets due to licensing requirements and could subject Kaleyra to liability if Kaleyra is not in compliance with applicable laws.

Certain of Kaleyra’s products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of Kaleyra’s products and the provision of Kaleyra’s services must be made in compliance with these laws and regulations. Although Kaleyra takes precautions to prevent its products from being provided in violation of such laws, Kaleyra is aware of previous exports of certain of Kaleyra’s products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If Kaleyra fails to comply with these laws and regulations, Kaleyra and certain of its employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on Kaleyra and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in Kaleyra’s products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of Kaleyra’s products and services in international markets, or, in some cases, prevent the export of Kaleyra’s products or provision of Kaleyra’s services to certain countries or end-users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of Kaleyra’s products and services, or in its decreased ability to export Kaleyra’s products or provide Kaleyra’s services to existing or prospective customers with international operations. Any decreased use of Kaleyra’s products and services or limitation on Kaleyra’s ability to export its products and provide its services could harm Kaleyra’s business.

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

The law relating to the liability of private network operators for information carried on or disseminated through their networks remains unsettled. While Kaleyra disclaims any liability for third-party content in Kaleyra’s services agreements, Kaleyra may become subject to legal claims relating to the content disseminated on Kaleyra’s network, even though such content is owned or distributed by Kaleyra customers or a customer of Kaleyra customers. For example, lawsuits may be brought against Kaleyra claiming that material distributed using Kaleyra’s network was inaccurate, offensive or violated the law or the rights of others. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. In addition, the law remains unclear over whether content may be distributed from one jurisdiction, where the content is legal, into another jurisdiction, where it is not. Companies operating private networks have been sued in the past, sometimes successfully, based on the nature of material distributed, even if the content is not owned by the network operator and the network operator has no knowledge of the content or its legality. It is not practical for Kaleyra to monitor all of the content distributed using Kaleyra’s network. Kaleyra may need to take costly measures to reduce Kaleyra’s exposure to these risks or to defend itself against such claims, which could increase Kaleyra’s costs and harm its results of operations.

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

Kaleyra will incur significant indebtedness as a result of the proposed Merger, which could have a material adverse effect on Kaleyra’s financial condition.

If the Merger closes and Kaleyra acquires mGage, it will incur substantial indebtedness of $200 million as a result of the Financing. In such event, Kaleyra will be obligated under substantially more indebtedness than it currently owes. Kaleyra, with the acquisition of mGage, may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on Kaleyra.

Kaleyra’s substantial indebtedness as a result of the Financing could adversely affect our financial conditions.

As of December 31, 2020, Kaleyra’s total consolidated long term indebtedness to banks and other lenders was approximately $32 million. As part of the Financing, Kaleyra expects to issue $200 million in Merger Convertible Notes. Kaleyra’s indebtedness could have important consequences to its stockholders and the holders of its other securities including:

•	increasing Kaleyra’s vulnerability to general adverse economic and industry conditions;
•

requiring that a portion of Kaleyra’s cash flow from operations be used for the payment of interest on its debt, thereby reducing its ability to use its cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting Kaleyra’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;
•	limiting Kaleyra’s flexibility in planning for, or reacting to, changes in its business;
•	restricting Kaleyra’s ability or the ability to pay dividends or make other payments; and
•	placing Kaleyra at a competitive disadvantage to its competitors that have less indebtedness.

Kaleyra may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to Kaleyra’s current indebtedness levels, the related risks that it faces could intensify.

Kaleyra has incurred significant transaction costs as a result of the proposed Merger and acquisition of mGage, which could have a material adverse effect on our financial condition.

Kaleyra has incurred and will continue to incur significant one-time transaction costs related to the proposed Merger and acquisition of mGage. These transaction costs include legal and accounting fees and expenses and filing fees, printing expenses and other related charges, including payments to be made to government authorities. Kaleyra may also incur additional unanticipated transaction costs in connection with the transaction. A portion of the transaction costs related to the proposed business combination have been incurred regardless of whether the transaction is completed. Additional costs will be incurred in connection with integrating the two companies’ businesses. Costs in connection with the transaction and integration may be higher than expected. These costs could adversely affect Kaleyra’s financial condition, operating results or prospects of the company following the completion of the Merger.

Risks Related to Kaleyra’s Financial Controls

Kaleyra has previously identified material weaknesses in its internal control over financial reporting. If Kaleyra’s remediation of these material weaknesses is not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate consolidated financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.

Prior to the Business Combination, Kaleyra S.p.A. had been a private company with limited accounting personnel to adequately execute its accounting process and other supervisory resources with which to address its internal control over financial reporting. In connection with the audit of Kaleyra’s consolidated financial statements for the year ended December 31, 2019, Kaleyra identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The identified material weaknesses included the following:

•	Lack of review and approval process over journal entries; and
•	Lack of timeliness, quality and existence of account reconciliations and review controls.

There were no material misstatements identified in the consolidated financial statements as a result of these material weaknesses.

During fiscal year 2020, Kaleyra has implemented processes and controls as part of its remediation efforts to address material weaknesses identified during the prior year. In particular, Kaleyra engaged third party consultants for the formalization of the Company’s internal controls, Section 404 of the Sarbanes-Oxley Act implementation, a new ERP system and implementation of a new consolidation tool. In addition, in the course of 2020 Kaleyra significantly improved the groupwide head-count in the Financial Reporting and Internal Control departments of Kaleyra.

Kaleyra cannot assure that the measures it has taken to date, and is continuing to implement, will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of Kaleyra’s consolidated financial statements would not be prevented or detected on a timely basis.

If Kaleyra fails to identify new material weaknesses in its internal control over financial reporting, if Kaleyra is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if Kaleyra is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when Kaleyra is no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of Kaleyra’s consolidated financial reports and the market price of Kaleyra’s common stock could be negatively affected. As a result of such failures, Kaleyra could also become subject to investigations by the NYSE American, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from Kaleyra’s regular business activities.

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

Risks Related to Kaleyra’s Corporate Structure and Securities

Stockholders of Kaleyra may not be able to enforce judgments entered by U.S. courts against certain of its officers and directors.

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

Kaleyra’s second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in Kaleyra’s name, actions against its directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of Kaleyra’s capital stock shall be deemed to have notice of and consented to the forum provisions in its second amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Kaleyra or any of its directors, officers, or employees which may discourage lawsuits with respect to such claims, although Kaleyra’s stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in Kaleyra’s second amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, Kaleyra may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

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

In connection with their initial purchase of the Company’s securities, the Company’s initial stockholders were granted registration rights pursuant to the terms of a registration rights agreement. In connection with the Business Combination, the Company agreed to amend and restate this registration rights agreement with the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, after the date of closing of the Business Combination, the sellers’ representative under the Stock Purchase Agreement for the Business Combination, Cowen and Company, LLC (“Cowen”) or the holders of at least a majority-in-interest of the then-outstanding shares issued to or issuable to the Company’s initial stockholders, and the shares issued in the Business Combination (collectively, the “Business Combination Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that we register the Business Combination Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Registration Rights Agreement, the holders of the Business Combination Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. The Business Combination Registrable Securities were registered in accordance with the “piggy-back” registration rights for resale on a registration statement that the SEC declared effective in May 2020.  The Company has also agreed to provide certain registration rights to unregistered shares of common stock and shares of common stock that may be issued pursuant to outstanding convertible notes with certain stockholders of the Company. Cowen currently holds an aggregate of 677,677 shares of common stock following Cowen’s election to convert the outstanding amount of the outstanding convertible note into 303,171 shares of common stock, all of which are subject to such registration rights. Chardan Capital Markets, LLC, (“Chardan”) currently holds 66,089 shares of common stock and a convertible note that is convertible at Chadan’s option into 53,501 shares of common stock, all of which are subject to such registration rights.

In addition, Kaleyra intends to issue 1,600,000 shares of Kaleyra common stock as partial merger consideration to the existing stockholders of Vivial in connection with the Merger, and to register such trasanction and issuance on a registration statement on Form S-4. Furthermore, Kaleyra intends to issue 8,400,000 shares Kaleyra common stock to the PIPE Investors and the Merger Convertible Notes are convertible into up to 11,851,852 shares of Kaleyra common stock. Pursuant to the PIPE Subscription Agreements, Kaleyra agreed that, prior to the closing of the Merger, Kaleyra will file with the SEC (at Kaleyra’s sole cost and expense) a registration statement registering the resale of the 8,400,000 shares of Kaleyra common stock being issued to the PIPE Investors (the “Resale Registration Statement”), and Kaleyra will use its commercially reasonable efforts to have the Resale Registration Statement declared effective upon the closing of the Merger, but no later than 60 calendar days (or 90 calendar days if the SEC notifies Kaleyra that it will review the Resale Registration Statement) after the closing of the Merger, subject to customary conditions and covenants. Kaleyra is also obligated to register the shares issuable upon conversion of the Merger Convertible Notes. Kaleyra agreed that, prior to the consummation of the Merger (the “Convertible Note Resale Registration Filing Deadline”), Kaleyra will file with the SEC a registration statement (the “Convertible Note Resale Registration Statement”) registering the resale of the shares of common stock issuable upon conversion of the Notes (the “Convertible Note Registrable Securities”), and Kaleyra will use its commercially reasonable efforts to have the Convertible Note Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the 60th calendar day (or 90th calendar day if the SEC notifies Kaleyra that it will review the Convertible Note Resale Registration Statement) following the Convertible Note Resale Registration Filing Deadline.

Kaleyra’s stockholders may experience dilution as a consequence of, among other transactions, the issuance of common stock in connection with the Merger and the Financing.

The issuance of common stock in connection with the Merger and the Financing may dilute the equity interest of our existing stockholders and may adversely affect prevailing market prices for our shares and/or warrants.

It is anticipated that, upon completion of the Merger: (i) Kaleyra’s existing stockholders will retain an ownership interest of approximately 75.70% of the company; (ii) the existing stockholders of Vivial will will own approximately 3.89% of the company; and (iii) the PIPE Investors will own approximately 20.41% of the company. The ownership percentage with respect to the company following the Merger and the Financing does not take into account (i) warrants to purchase common stock that remain outstanding as of this time, (ii) conversion of the Merger Convertible Notes into up to 11,851,852 shares of Kaleyra common stock or (iii) conversion of the Business Combination Convertible Notes into shares of Kaleyra common stock pursuant to the Business Combination Convertible Notes and (iv) the issuance of any shares under the terms of the 2019 Equity Incentive Plan.

Conversion of the Merger Convertible Notes to be issued in the Financing will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of Kaleyra common stock.

The conversion of some or all of the Merger Convertible Notes to be issued in the Financing will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of Kaleyra common stock issuable upon such conversion could adversely affect prevailing market prices of Kaleyra common stock. In addition, the existence of the Merger Convertible Notes may encourage short selling by market participants because the conversion of the Merger Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Merger Convertible Notes into shares of Kaleyra common stock could depress the market price of Kaleyra common stock.

Warrants are exercisable for Kaleyra’s common stock, and upon any exercise would increase the number of shares eligible for future resale in the public market and result in dilution to Kaleyra’s stockholders.

Kaleyra has outstanding issued warrants to purchase a total of 7,374,938 shares of common stock. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

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

The fundamental change repurchase feature of the Merger Convertible Notes that will be issued in the Financing may delay or prevent an otherwise beneficial attempt to take over Kaleyra.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes that will be issued in the Financing for cash at the option of the holder in the event of a fundamental change and in certain circumstances require us to increase the conversion rate for conversions in connection with (i) a make-whole fundamental change or (ii) the delivery of a notice of redemption. A takeover of Kaleyra may trigger an option of the holder to require Kaleyra to repurchase the Merger Convertible Notes. These features may have the effect of delaying or preventing a takeover of Kaleyra that would otherwise be beneficial to investors in the Merger Convertible Notes or Kaleyra’s other securities.

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

General Risk Factors

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

Breaches of Kaleyra’s networks or systems, or those of AWS or Kaleyra’s other service providers, could compromise the integrity of its products, Platform and data, result in significant data losses and otherwise harm its business.

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

Kaleyra believes its brand name and its reputation in the marketplace are important corporate assets that help distinguish Kaleyra’s technology offerings and services from those of competitors and also contribute to Kaleyra’s ability to recruit and retain talented personnel, in particular its engineers and consulting professionals. However, Kaleyra’s corporate reputation is potentially susceptible to material damage by events such as disputes with customers, cybersecurity breaches, service outages, internal control deficiencies, delivery failures, or compliance violations. Similarly, Kaleyra’s reputation could be damaged by actions or statements of current or former customers, directors, employees, competitors, vendors, partners, Kaleyra’s joint ventures or joint venture partners, adversaries in legal proceedings, legislators, or government regulators, as well as members of the investment community or the media. There is a risk that negative information about Kaleyra, even if based on rumor or misunderstanding, could adversely affect its business. Damage to Kaleyra’s reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select Kaleyra for new engagements, resulting in a loss of business, and could adversely affect Kaleyra’s recruitment and retention efforts. Damage to Kaleyra’s reputation could also reduce the value and effectiveness of Kaleyra’s brand name and could reduce investor confidence in Kaleyra, adversely affecting its share price.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods and will experience further growth through the intended acquisition of mGage. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially. Kaleyra had 350 employees as of December 31, 2020, as compared with 267 employees as of December 31, 2019. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion, including as a result of the Merger and the acquisition of mGage. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

Future acquisitions, including the acquisition of mGage, could disrupt Kaleyra’s business and may divert management’s attention, and if unsuccessful, harm Kaleyra’s business.

Kaleyra has entered into the Merger Agreement to acquire mGage, and may choose to expand by making additional acquisitions that could be material to its business. Acquisitions involve many risks, including the following:

•

an acquisition may negatively affect Kaleyra’s results of operations and financial condition because it may require Kaleyra to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose Kaleyra to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

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

The combination of the Kaleyra and mGage businesses may not lead to the growth and success of the combined business that Kaleyra believes will occur.

Although Kaleyra believes the combination of the Kaleyra and mGage businesses provides a significant commercial opportunity for growth, Kaleyra may not realize all of the synergies that it anticipates and may not be successful in implementing its commercialization strategy. The combined business will be subject to all of the risks and uncertainties inherent in the pursuit of growth in the CPaaS industry and Kaleyra may not be able to successfully sell its and mGage’s products and services, or realize the anticipated benefits expected as part of the combination of the two businesses. If Kaleyra is not able to grow the combined business as a commercial enterprise, its financial condition will be negatively impacted.

Although we expect to realize certain benefits as a result of the proposed Merger, there is the possibility that following the Merger we may be unable to integrate successfully the business of mGage to realize the anticipated benefits of the Merger or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of mGage with ours. Due to legal restrictions, prior to the closing of the Merger, we and mGage have only been able to conduct limited planning regarding the integration of mGage into Kaleyra after completion of the Merger and we have not yet determined the exact nature of how the businesses and operations of mGage will be run following the Merger. Potential difficulties we may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from the proposed Merger will not be realized;
•	any delay in the integration of management teams, strategies, operations, products and services;
•	diversion of the attention of management as a result of the Merger;
•	lack of going-forward commitment of mGage customers, based on fatigue, loss of trust, disapproval or the directions of mGage pre-acquisition, or Kaleyra post-acquisition;
•	loss of customers that will consider Kaleyra to be a competitor post-acquisition, or due to the acquisition of a customer by a competitor to Kaleyra;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•

the challenge of integrating complex systems, technology, networks and other assets of mGage into those of Kaleyra in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate mGage;
•	the disruption of, or the loss of momentum in, our ongoing businesses; and
•

the potential unknown and undisclosed technical deficiencies and lack of required features and functionalities at the mGage products and services that will prevent the deployment and sale of those products and services. It is only through our interactions with the customers during the months following the acquisition that we will be able to define whether our products are salable and deployable whatsoever, or are not competitive, and hence will not be capable of generating meaningful revenue.

Any of these factors could adversely affect the ability of Kaleyra following the Merger to benefit financially from the Merger, maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the Merger or could reduce or even completely diminish the earnings or otherwise adversely affect the business and financial results of Kaleyra after the Merger.

The proposed Merger may not be accretive, or even dilutive and may cause dilution to Kaleyra’s earnings per share, which may harm the market price of Kaleyra common stock following the Merger.

While the proposed Merger is expected to be accretive to Kaleyra’s future earnings per share, there can be no assurance with respect to the timing and scope of the accretive effect or whether it will be accretive at all. Kaleyra following the Merger could encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger or a downturn in its business. All of these factors could cause dilution to Kaleyra’s earnings per share following the Merger, decrease the expected accretive effect of the Merger or even cause meaningful losses to Kaleyra, and cause a decrease in the price of shares of Kaleyra common stock following the Merger.

Kaleyra following the proposed Merger will incur significant transaction and integration related costs in connection with the Merger.

Kaleyra expects to incur costs associated with integrating the operations of mGage following the closing of the proposed Merger. The amount of these costs could be material to the financial position and results of operations of Kaleyra following the Merger. A substantial amount of such expenses will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs, and employee-related costs. Kaleyra will also incur fees and costs related to formulating integration plans and performing these activities. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental transaction and other integration related costs in the near term.

Kalerya may not have discovered undisclosed liabilities and product deficiencies of mGage.

Kaleyra’s due diligence review of mGage may not have discovered undisclosed liabilities and product and service deficiencies of mGage. If mGage has undisclosed liabilities or product or service deficiencies, Kaleyra as a successor owner may be responsible for such undisclosed liabilities. Kaleyra has tried to control its exposure to undisclosed liabilities by obtaining certain protections as contemplated and provided for under the Merger Agreement, including representations and warranties from mGage regarding undisclosed liabilities, however, such representations and warranties expire by their terms on the completion of the Merger. There can be no assurance that such provisions in the Merger Agreement will protect Kaleyra against any undisclosed liabilities or product or service deficiencies being discovered or provide an adequate remedy for any undisclosed liabilities that are discovered. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Kaleyra and may adversely affect the value of Kaleyra common stock after the consummation of the Merger.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect the future business and operations of Kaleyra following the Merger.

Kaleyra’s success following the Merger will depend upon the ability of Kaleyra to retain senior management and key employees of Kaleyra and mGage following the Merger. In some of the fields in which Kaleyra and mGage operate, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for Kaleyra following the Merger to hire personnel over time. Kaleyra following the Merger will operate in many geographic locations where the labor markets, especially for software engineers, are particularly competitive.

Current and prospective employees of Kaleyra and mGage may experience uncertainty about their roles with Kaleyra following the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Kaleyra following the Merger. The loss of services of certain senior management or key employees of Kaleyra and mGage or the inability to hire new personnel with the requisite skills could restrict the ability of Kaleyra following the Merger to develop new products or enhance existing products in a timely manner, or to sell products to customers or to manage the business of Kaleyra following the Merger effectively. Also, the business, financial condition and results of operations of Kaleyra following the Merger could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Kaleyra’s inability to attract and retain skilled employees, particularly engineers.

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

Kaleyra’s products and Platform incorporate open source software, and Kaleyra expects to continue to incorporate open source software in its products and Platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on Kaleyra’s ability to commercialize its products and Platform. Moreover, although Kaleyra has implemented policies to regulate the use and incorporation of open source software into Kaleyra’s products and Platform, Kaleyra cannot be certain that it has not incorporated open source software in Kaleyra products or Platform in a manner that is inconsistent with such policies. If Kaleyra fails to comply with open source licenses, Kaleyra may be subject to certain requirements, including requirements that it offer Kaleyra’s products that incorporate the open source software for no cost, that Kaleyra make available source code for modifications or derivative works Kaleyra creates based upon, incorporating or using the open source software and that it license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that Kaleyra has not complied with the conditions of one or more of these licenses, Kaleyra could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, Kaleyra and its customers could be required to seek licenses from third parties in order to continue offering Kaleyra’s products and Platform and to re-engineer Kaleyra’s products or Platform or discontinue offering its products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require Kaleyra to devote additional research and development resources to re-engineer Kaleyra’s products or Platform, which could result in customer dissatisfaction and could harm Kaleyra’s business.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Any of the foregoing could arm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Additionally, although Kaleyra endeavors to have its products and Platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or Kaleyra’s internal practices.

Kaleyra also may be bound by contractual obligations relating to its collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.

Kaleyra expects that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the U.S, the EU and other jurisdictions, and Kaleyra cannot yet determine the impact such future laws, rules, regulations and standards may have on Kaleyra’s business. Moreover, existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that Kaleyra or its products or Platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact Kaleyra’s business and practices, requires Kaleyra to expend significant resources to adapt to these changes, or to stop offering Kaleyra’s products in certain countries. These developments could harm Kaleyra’s business.

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

Kaleyra is subject to privacy and data security obligations in the U.S. Any failure to comply with applicable laws, regulations or contractual obligations may harm Kaleyra’s business. The Federal Communications Commission (“FCC”), other federal agencies or state attorneys general could fine or subject Kaleyra to other adverse actions that may negatively impact Kaleyra’s business reputation. If Kaleyra is subject to an investigation or suffers a breach, Kaleyra may incur costs or be subject to forfeitures and penalties that could reduce Kaleyra’s profitability.

Kaleyra is subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. Kaleyra sees increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, in 2018, California enacted the CCPA, which became effective on January 1, 2020. As discussed in the above Risk Factor, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

Kaleyra also may be bound by contractual obligations relating to Kaleyra’s collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.

Kaleyra is subject to individual or joint jurisdiction of the FCC, the Federal Trade Commission, and state attorneys general with respect to privacy and data security obligations. If Kaleyra was to suffer or if one of Kaleyra’s customers were to suffer a breach, Kaleyra may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions as well as state attorneys general. Kaleyra may have to comply with a variety of data breach laws at the federal and state levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end-users of certain customers to which Kaleyra provides services. Kaleyra could also be subject to fines, forfeitures and other penalties that may adversely impact Kaleyra’s business.

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

U.S. federal, state, local and foreign laws and regulations, commercial obligations and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data, including customer proprietary network information under applicable federal law. The evolving nature of these obligations and restrictions subjects Kaleyra to the risk of differing interpretations, inconsistency or conflicts among countries or rules, and creates uncertainty regarding their application to Kaleyra’s business.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect Kaleyra’s business, investments and results of operations.

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

Kaleyra intends to continue to make investments to support Kaleyra’s business and may require additional funds. In particular, Kaleyra may seek additional funds to develop new products and enhance Kaleyra’s Platform and existing products, expand Kaleyra’s operations, including Kaleyra’s sales and marketing organizations and Kaleyra’s presence outside of the U.S., improve Kaleyra’s infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, Kaleyra may use a portion of its cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, Kaleyra may need to engage in equity or debt financings to secure additional funds. If Kaleyra raises additional funds through future issuances of equity or convertible debt securities, in addition to the Financing, Kaleyra’s stockholders could suffer significant dilution, and any new equity securities Kaleyra issues could have rights, preferences and privileges superior to those of holders of Kaleyra’s common stock. Any debt financing that Kaleyra may secure in the future could involve restrictive covenants relating to Kaleyra’s capital raising activities and other financial and operational matters, which may make it more difficult for Kaleyra to obtain additional capital and to pursue business opportunities. Kaleyra may not be able to obtain additional financing on terms favorable to Kaleyra, if at all. If Kaleyra is unable to obtain adequate financing or financing on terms satisfactory to Kaleyra when Kaleyra requires it, Kaleyra’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired and could harm Kaleyra’s business.

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

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in Kaleyra’s industry, have occurred on Kaleyra’s Platform in the past and may occur on Kaleyra’s Platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of Kaleyra’s products and technical infrastructure to the satisfaction of Kaleyra’s users may harm Kaleyra’s reputation and Kaleyra’s ability to retain existing users and attract new users.

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact Kaleyra’s business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which Kaleyra sells its products and services and conduct its business operations. Kaleyra also has its headquarters in Milan, Italy, which has been severely affected by the first wave of COVID-19 and the resulting government lockdowns to attempt to contain the spread of COVID-19. A second wave of COVID-19 pandemic is currently affecting a large number of countries across the globe, and additional government restrictions are expected to reduce the resurgence in the pandemic infections. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for its products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict its sales operations and marketing efforts, and (3) disrupt other important business activities in its various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events that Kaleyra sponsors or at which Kaleyra presents or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences; Kaleyra is encouraging all of its encouraging all of our employees to work remotely; and Kaleyra may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, Kaleyra may see its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, Kaleyra expects the COVID-19 pandemic to potentially have a negative impact on its sales and its results of operations in those areas adversely affected by COVID-19, the size and duration of which Kaleyra are currently unable to predict. In addition, Kaleyra’s implementation of business continuity plans in a fast-moving public health emergency could have an adverse effect on its internal controls (potentially giving rise to significant discrepancies or material weaknesses) and increase our vulnerability to information technology and other systems discrepancies. Furthermore, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact Kaleyera’s stock price and its ability to access capital.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2020, Kaleyra carried a net $24.2 million of goodwill and intangible assets, net. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

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

Kaleyra’s ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, Kaleyra had federal, state and foreign net operating loss (“NOL”) carryforwards totaling $27.5 million, $27.8 million and $7.2 million, respectively. However, Kaleyra’s ability to utilize these NOLs to offset taxable income may be limited in the future. A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of Kaleyra’s common stock in amounts greater than specified levels could create a limitation on Kaleyra’s ability to utilize our NOLs for tax purposes in the future. Limitations imposed on Kaleyra’s ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

Furthermore, Kaleyra may not be able to generate sufficient taxable income to utilize Kaleyra’s NOLs before they expire. In addition, NOLs incurred in one state generally are not available to offset income earned in a different state and there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

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

There is no guarantee that the warrants will continue to be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will continue to be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

If Kaleyra fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the Kaleyra will not be able to compete effectively.

Kaleyra operates in a highly competitive, quickly changing environment, and Kaleyra’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Kaleyra’s ability to successfully introduce and market new products is unproven. Because Kaleyra has a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict Kaleyra’s operating results, particularly with respect to any new products that it may introduce. Kaleyra’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate Kaleyra’s products and services from competitors’ products, Kaleyra will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, Kaleyra do not continue, or if Kaleyra’s new products or services fail to achieve widespread market acceptance, or if Kaleyra is unsuccessful in capitalizing on opportunities in the market in which Kaleyra operates, our future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Kaleyra may not be successful with its new products and services, and as a result Kaleyra’s future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, Kaleyra may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, Kaleyra may acquire companies and technologies in the future. In these circumstances, Kaleyra may not be able to successfully manage integration of the new product and service lines with our existing suite of products and services. If Kaleyra is unable to effectively and successfully further develop these new product and service lines, Kaleyra may not be able to increase or maintain sales (as compared to sales of Kaleyra on a standalone basis), and our gross margin (as compared to sales of Kaleyra on a standalone basis) may be adversely affected.

Furthermore, the success of Kaleyra’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, Kaleyra’s ability to support these products, differentiation of new products from those of the Kaleyra’s competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and Kaleyra may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If Kaleyra’s products fail to achieve and sustain sufficient market acceptance, Kaleyra’s revenue will be adversely affected.

Kaleyra’s success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of Kaleyra may already use products similar to what Kaleyra currently offers and similar to what Kaleyra may offer in the future and may be reluctant to replace those products with what Kaleyra currently offers or which Kaleyra may offer in the future. Market acceptance of Kaleyra’s products and technology will depend on many factors, including Kaleyra’s ability to convince potential customers that Kaleyra’s products and technology are an attractive alternative to existing products and technology. Prior to adopting Kaleyra’s products and technology, some potential customers may need to devote time and effort to testing and validating Kaleyra’s systems. Any failure of Kaleyra’s systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than Kaleyra’s.

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

Kaleyra’s common stock is traded on the NYSE American. Kaleyra cannot foresee the degree of liquidity that will be associated with its common stock. A holder of the common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for the common stock may fluctuate in the future, and such volatility may bear no relation to Kaleyra’s performance.

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

Kaleyra’s common stock and warrants are currently listed on the NYSE American. If the NYSE American delists Kaleyra’s securities from trading on its exchange for failure to meet the listing standards, Kaleyra and its stockholders could face significant material adverse consequences including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kaleyra leases 13 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Vienna, Virginia; New York, New York; Palo Alto, California; Bengaluru, India; Chennai, India; Cochin, India; Delhi, India; Kolkata, India; Mumbai, India; Singapore; Dubai, United Arab Emirates; and Munich, Germany. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 29 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running Kaleyra’s Platform and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Item 3. Legal Proceedings.

From time to time, Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($7.5 million at the December 31, 2020 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019.

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing has taken place on February 24, 2021. Accordingly, the parties submitted their final defenses. The decision is expected to be released in the second quarter of fiscal year 2021. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of €8.3 million ($10.2 million at the December 31, 2020 exchange rate) for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

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

On April 9, 2020, following the measures taken by the Italian legislator for the Covid-19 pandemic, the above-mentioned hearing was postponed to and then held on October 7, 2020. At the hearing of October 7, 2020, the parties exposed their closing arguments and the decision on the preliminary question as to the suspension of the civil proceedings has been reserved to a panel composed of three judges. The parties also submitted written observations concerning the preliminary question.

On January 7, 2021, the Court issued an order by which the civil proceedings have been suspended until the decision in the pending administrative case – which was deemed to be prejudicial to the civil one – becomes final (i.e., it is no longer subject to appeal). The order was communicated to the parties via certified electronic mail on January 11, 2021.

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s Decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible. However, neither the outcome of Kaleyra’s civil action nor its duration is predictable at this time.

The outcome of such civil action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

In addition to the above, Kaleyra has appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning their request for the annual fee to AGCom for years 2016, 2017, 2018, 2019 and 2020.

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for Kaleyra and the Italian Regional Administrative Court annulled the resolutions Kaleyra had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The appeal has been regularly discussed at the hearing of September 17, 2020 and the Council of State issued its decision number 6175/2020 on October 13, 2020, overruling in part the Regional Court Decision.  AGCom will have to recalculate the annual contribution due from Kaleyra for year 2016. However, the annual contribution is not considered material to Kaleyra’s consolidated financial statements.

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

(b) Holders

As of December 31, 2020, there were thirty-nine holders of record of our common stock and five holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition of the Company. The payment of any dividends will be within the discretion of our then Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table reflects information for our 2019 Equity Incentive Plan as of December 31, 2020.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon vesting of Restricted Stock Units	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by security holders*	3,331,037	$0.00	530,667

*

The terms of our 2019 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2021, the number of additional shares available for issuance under our 2019 Equity Incentive Plan was automatically increased by 1,514,434 shares.

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

	Year Ended December 31,
	2020	2019
	(in thousands, except share and per share data)
Revenue	$147,368	$129,558
Cost of revenue	122,932	103,205
Gross profit	24,436	26,353
Operating expenses:
Research and development	9,745	5,310
Sales and marketing	12,866	6,031
General and administrative	28,195	17,431
Total operating expenses	50,806	28,772
Loss from operations	(26,370)	(2,419)
Other income, net	112	136
Financial expense, net	(1,475)	(439)
Foreign currency loss	(1,353)	(517)
Loss before income tax expense (benefit)	(29,086)	(3,239)
Income tax expense (benefit)	(2,276)	2,273
Net loss	$(26,810)	$(5,512)
Net loss per common share, basic and diluted	$(1.09)	$(0.48)
Weighted-average shares used in computing net loss per common share, basic and diluted	24,652,004	11,603,381

	As of December 31,
	2020	2019
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,970	$16,103
Restricted cash	—	20,894
Total assets	118,502	117,404
Debt for forward share purchase agreements	483	34,013
Bank and other borrowings, current and noncurrent portion	42,772	23,698
Lines of credit	5,273	3,627
Notes payable, current and noncurrent portion	10,200	18,578
Total liabilities	125,931	156,178
Total stockholders’ equity (deficit)	(7,429)	(38,774)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis in conjunction with the audited consolidated financial statements of Kaleyra as of December 31, 2020 and 2019 and for the years there ended and the related notes. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including those risks and uncertainties described in the sections entitled “Risk Factors” and “Special Note Regarding Forward Looking Statements.”

OVERVIEW

On November 25, 2019, the Company (f/k/a GigCapital, Inc.) completed the acquisition of Kaleyra S.p.A., pursuant to the terms of a Stock Purchase Agreement. In connection with the Closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc. GigCapital Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kaleyra S.p.A. is a cloud communications software provider delivering secure APIs and connectivity solutions in the API/Communication Platform as a Service or CPaaS market, headquartered in Milan, Italy and with operations in Italy, India, Dubai and the U.S.

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

On April 23, 2020, Kaleyra strengthened its commitment to delivering solutions for the financial services industry with the launch by Buc Mobile of k-lab, a dedicated innovation lab for new product development to support enterprise mobile communications. This innovation lab is the center of excellence dedicated to supporting Kaleyra in developing new solutions to enhance customer experiences, and in particular, for the financial service companies to be served by Kaleyra in the U.S. markets.

On July 29, 2020, Kaleyra registered a German branch of Kaleyra S.p.A. with the German Chamber Tax Authority of Commerce. Kaleyra established its branch in Germany, by far the most important country in Europe to Kaleyra after Italy, to expand Kaleyra’s footprint in Central Europe and the Nordic countries and allow it to leverage Kaleyra’s trusted business solutions for customers in additional jurisdictions.

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of the year.

On February 18, 2021, Kaleyra executed the Merger Agreement for the acquisition of the business known as mGage, a leading global mobile messaging provider. Kaleyra will acquire mGage for a total purchase price of approximately $215 million, subject to adjustments. The consideration to mGage shareholders will consist of cash in the amount of $195 million and 1,600,000 shares of Kaleyra common stock. The Merger and the acquisition of mGage is expected to be consummated in the second fiscal quarter of 2021. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Kaleyra provides its customers and business partners with a trusted cloud communications Platform that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. These communications are increasingly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. It does so, coupled with a “software as a service” (SaaS) business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS. Kaleyra’s solutions include identity authentication, mobile and voice notifications on transactions, and banking services authorizations, most notably via different integrated mobile channels through its Platform.

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

During the year ended December 31, 2020, Kaleyra processed nearly 26 billion billable messages and 4 billion voice calls. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of 350 employees.

Kaleyra has more than 3,500 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation. In 2020 and 2019, there were zero and one customer, Telecom Italia S.p.A., which individually accounted for more than 10% of Kaleyra’s consolidated total revenues, respectively. Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A. accounting for more than 10% of Kaleyra’s business volume in 2020 and 2019.

For the fiscal year ended December 31, 2020, 93% of revenues came from customers which have been on the Platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America and Asia-Pacific markets with the acquired Solutions Infini and Buc Mobile businesses, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s underlying technology used in the Platform is the same across all of its communication services which can generally be described as “omnichannel mobile-first interactive notifications via a public or private cloud implementation.” These services include programmable voice/Interactive Voice Response (IVR) configurations, inbound/outbound short message service capabilities, hosted telephone numbers, and other types of IP communications services such as e-mail and WhatsApp®.

Kaleyra’s customers are enterprises which use digital, mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing a single simple interface by which Kaleyra can undertake as necessary to make upgrades in its service offerings to account for new end-user consumer behavior changes and progress (such as adding WhatsApp® integration).

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

For the years 2020 and 2019, all of Kaleyra’s revenue was derived from its messaging products in the CPaaS market. Please see the section below titled “Factors Affecting Comparability of Results” for further information regarding these acquisitions.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In 2020, the number of messages delivered to customers decreased by 6%, while the number of voice calls connected to customers increased by 15%, compared to the prior year. The number of messages delivered to customers was affected by the spread of the COVID-19 pandemic which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders, particularly during the second quarter of fiscal year 2020. The increase in voice calls connected to its customers was mainly the result of higher voice activities, particularly during the second half of 2020, following the reduced COVID-19 restrictions in India.

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

FACTORS AFFECTING COMPARABILITY OF RESULTS

The Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). Under this method of accounting, Kaleyra, Inc. will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

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

The base purchase price payable as consideration for all of the shares of Solutions Infini was equal to INR 1.0 billion, subject to variations if Solutions Infini reached targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net financial position for the years ended March 31, 2018 and a target level of EBITDA for the year ended March 31, 2019. According to the purchase agreement, Kaleyra was entitled to acquire all the shares of Solutions Infini in different stages and with multiples payments. In particular, based on the terms of the purchase agreement, in 2017 Kaleyra paid $8.1 million, in July 2018 paid $6.6 million and in July 2019 paid $5.1 million (including $770,000 originally due in July 2020).

Acquisition of Buc Mobile

On July 31, 2018, Kaleyra S.p.A. acquired 100% of the outstanding shares of Buc Mobile, a company headquartered in Vienna, Virginia in the U.S. and incorporated under the laws of the State of Delaware, operating in the Application to Person (A2P) transactional and promotional messaging business (the “Buc Mobile Acquisition”). The acquisition of Buc Mobile provided an opportunity for Kaleyra S.p.A. to acquire a technology platform designed for high-volume transactions and an experienced U.S. based management team.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in fiscal year 2020, Kaleyra accounted for increasing revenues once compared to the previous year, despite a negative impact in terms of gross marginality. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following the worldwide vaccine campaigns, is still uncertain and difficult to predict. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Restricted Stock Units (“RSUs”)

In November 2019, Kaleyra adopted its 2019 Equity Incentive Plan (the “EIP”). Following its adoption, in December 2019, RSUs were granted to certain employees, directors and advisory board members of Kaleyra for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25. In particular:

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

On November 5, 2020, the Board’s Compensation Committee approved the grant of 233,810 RSUs to twenty-five employees of the Company, five directors and four advisory board members of Kaleyra. These RSUs have no performance conditions and vest as follows:

•66,000 RSUs under this vesting timeline: (i) 25% of the shares vest on November 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from November 1, 2021;

•167,810 RSUs vest in four equal quarterly installments starting from February 1, 2021.

On December 16, 2020, the Board’s Compensation Committee approved the grant of 95,500 RSUs to eleven employees of the Company as part of Kaleyra’s retention plan. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on February 1, 2022 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2022.

RSUs compensation expense for the year ended December 31, 2020 was $19.1 million of which $4.0 million is recorded in research and development, $3.9 million in sales and marketing, and $11.2 million in general and administrative.

RSUs compensation expense for the year ended December 31, 2019 was $996,000 of which $299,000 is recorded in research and development, $115,000 in sales and marketing, and $582,000 in general and administrative.

As of December 31, 2020, there was $13.6 million of unrecognized compensation cost related to non-vested RSUs.

Stock-Based Compensation

As mentioned above, in November 2019, Kaleyra adopted its 2019 EIP. The EIP provides for the award of stock-based compensation, as noted in the Restricted Stock Units section above.

Preference shares liabilities and accrued performance bonuses

Preference shares liabilities amounting to zero and $2.5 million as of December 31, 2020 and 2019, respectively, represent the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

On February 19, 2020, Kaleyra signed a modification of the 2018 Solutions Infini Purchase Agreement to reduce the price of the preference shares to be purchased from the eligible employees of Solutions Infini in July 2020 to their face value, amounting to Indian Rupee 10.0 per each preference share. As a result of this modification, the total preference shares obligation was reduced to Indian Rupee 132,000 ($2,000 at the July 31, 2020 exchange rate) and paid in full on July 31, 2020.

On January 31, 2020, Kaleyra had agreed to pay to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million, to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million, and evaluate the timeline for payment thereof at a later date.

During fiscal year 2020, the previously outstanding performance bonus obligation payable to the eligible employees was paid in two different installments of $1.4 million on August 31, 2020, following the resolution of the Board of Directors of Solutions Infini, and of $883,000 on November 30, 2020.

As of December 31, 2020, the outstanding performance bonus obligation payable to the other eligible employees amounted to $1.2 million. This amount is included in the consolidated balance sheets line item “Payroll and payroll related accrued liabilities”.

Subsequent to December 31, 2020, the previously outstanding performance bonus obligation payable to the other eligible employees was agreed to be paid in two different installments of $826,000 on February 15, 2021, and $343,000 (at the February 15, 2021 exchange rate) on April 15, 2021, under the full and final settlement agreements signed with the other eligible employees. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

As a result of the modification of the 2018 Solutions Infini Purchase Agreement described above, $2.5 million of preference shares obligation was reversed to the statement of operations for the year ended December 31, 2020 and $3.7 million of performance bonuses were recorded in the same period resulting in a $1.2 million net impact to the consolidated statement of operations (before tax).

For the year ended December 31, 2020 and 2019, the net impact of the preference shares amendment and the performance bonus agreements, on loss before income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$524	$—
Sales and marketing	1,093	—
General and administrative	(30)	—
Financial expense, net	(417)	—
Total	$1,170	$—

In addition, the accrual of the performance bonuses mentioned above resulted in a $920,000 tax deduction for the year ended December 31, 2020, as, unlike preference shares costs, performance bonus expenses are deductible for tax purposes.

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2020 and 2019 is as follows ($ in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$147,368	$129,558	$17,810	14%
Cost of revenue (1)	122,932	103,205	19,727	19%
Gross profit	24,436	26,353	(1,917)	(7%)
Operating expenses:
Research and development (2)	9,745	5,310	4,435	84%
Sales and marketing (1)(2)	12,866	6,031	6,835	NM
General and administrative (2)	28,195	17,431	10,764	62%
Total operating expenses	50,806	28,772	22,034	77%
Loss from operations	(26,370)	(2,419)	23,951	NM
Other income, net	112	136	(24)	(18%)
Financial expense, net	(1,475)	(439)	1,036	NM
Foreign currency loss	(1,353)	(517)	836	NM
Loss before income tax expense (benefit)	(29,086)	(3,239)	25,847	NM
Income tax expense (benefit)	(2,276)	2,273	(4,549)	NM
Net loss	$(26,810)	$(5,512)	$21,298	NM

NM = Not meaningful

(1)	For the year ended December 31, 2020 and 2019, the expense includes amortization of acquired intangibles as noted in the table below (in thousands).

	Year Ended December 31,
	2020	2019
Cost of revenue	$633	$653
Sales and marketing	986	1,098
Total	$1,619	$1,751

(2)	Operating expenses include stock-based payments. The expense for 2020 and 2019 related to RSUs are as follows (in thousands), net of capitalized stock-based compensation expenses.

	Year Ended December 31,
	2020	2019
Research and development	$3,984	$299
Sales and marketing	3,934	115
General and administrative	11,199	582
Total	$19,117	$996

Revenue

In 2020, revenue increased by $17.8 million, or 14%, compared to 2019. This increase was mainly driven by an increase in higher connectivity business that generated significant transaction volumes during fiscal year 2020.

Cost of Revenue and Gross Profit

In 2020, cost of revenue increased by $19.7 million, or 19%, compared to 2019. The increase in cost of revenue was primarily attributable to the increase in connectivity business, partially offset by the effects of the renegotiation of agreements in premium services. In 2020, gross profit decreased by 7% compared to 2019 mainly as a result of the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the year ended December 31, 2020, partially offset by the above described effects in premium services.

Operating Expenses

In 2020, research and development expenses increased by $4.4 million, or 84%, compared to 2019. Research and development expenses included $4.0 million for the stock-based compensation and a net impact of $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the year ended December 31, 2020, compared to $299,000 and zero in the year ended December 31, 2019, respectively. Excluding such costs and the $2.4 million capitalized software development costs, compared to $583,000 capitalized costs in the year ended December 31, 2019, research and development expenses would have increased by $2.0 million mainly due to an increase in the headcount compared to the prior year.

In 2020, sales and marketing expenses increased by $6.8 million compared to 2019. Sales and marketing expenses included $3.9 million of stock-based compensation and a net impact of $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the year ended December 31, 2020, compared to $115,000 and zero in the year ended December 31, 2019, respectively. Excluding such costs, sales and marketing expense would have increased by $1.9 million. Such increase was primarily driven by an increase in headcount compared to the prior year.

In 2020, general and administrative expenses increased by $10.8 million, or 62%, compared to 2019. General and administrative expenses included (i) $11.2 million of stock-based compensation in the year ended December 31, 2020, compared to $582,000 in the year ended December 31, 2019; and (ii) $4.9 million transaction costs, special performance bonus costs and costs pertaining to initial public company compliance in the year ended December 31, 2020 as compared to $8.3 million transaction costs and costs pertaining to initial public company compliance in the year ended December 31, 2019. Excluding such costs, general and administrative expenses would have increased by $3.5 million. Such increase was primarily driven by an increase in headcount compared to the prior year.

Other Income, Net

In 2020, other income, net decreased by $24,000, or 18%, compared to 2019. Such decrease is mainly attributable to the fact that in 2019 this item included certain government incentives received by Kaleyra in connection with research and development activities which were not received in 2020.

Financial Expense, Net

In 2020, financial expense, net increased by $1.0 million, compared to 2019. Such increase is attributable to an increase in financial expenses in 2020 compared to 2019, combined with a decrease in financial income in 2020 compared to 2019. Financial expenses increased by $708,000, or 64%, in 2020 compared to 2019, mainly due to Kaleyra’s higher interest expense accrued on bank and other borrowings, debt for forward share purchase agreements and notes payable compared to prior year. The increase in interest expense was partially offset by the reversal of interest expense previously accrued on the Solutions Infini preference share obligations related to the amendment signed in January 2020. Excluding such non-recurring preference share interest reversal of $417,000, financial expense would have increased by $1.1 million in the year ended December 31, 2020 compared to the prior year. Financial income decreased by $328,000, or 49%, in 2020 compared to 2019, primarily due to lower gains on derivatives as the Company no longer has foreign currency exchange derivatives and due to lower income on marketable securities in 2020, partially offset by an increase in interest income.

Foreign Currency Loss

In 2020, foreign currency loss increased by $836,000, compared to 2019. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In 2020 and in 2019, income tax benefit and income tax expense amounted to $2.3 and $2.3 million, respectively. As a percentage of loss before income taxes in 2020 and 2019, income tax benefit and income tax expense accounted for 8% and 70%, respectively. The income tax benefit in 2020 is principally due to the deferred tax benefit related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, Kaleyra had $33.0 million of cash, $4.8 million of short-term investments and no restricted cash (compared to $16.1 million, $5.1 million and $20.9 million as of December 31, 2019, respectively). Of the $37.8 million in cash and short-term investments, $17.2 million was held in Italy, $10.0 million was held in India with the remainder held in U.S. banks. Restricted cash as of December 31, 2019 was held in the Unites States and consisted of cash deposited into savings or escrow accounts with two financial institutions as collateral for Kaleyra’s respective obligations under each of the forward share purchase agreements with Glazer Capital, LLC and Yakira Capital Management, Inc. Such obligations were satisfied in May 2020, and as a result, Kaleyra no longer has any restricted cash.

The consolidated balance sheet as of December 31, 2020 includes total current assets of $85.0 million and total current liabilities of $88.8 million, resulting in net liabilities due within the next 12 months of $3.7 million.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company. On July 22, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company.

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

Further, subsequent to December 31, 2020, in accordance with the terms of the Confirmation, Nomura Global Financial Products, Inc. fully terminated the OTC Equity Prepaid Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Also subsequent to December 31, 2020, and for the purposes of raising the cash portion of the consideration for the proposed Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

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

Kaleyra may also pursue strategic acquisition opportunities, such as the proposed acquisition of mGage, that may impact its future cash requirements. There are a number of factors that may negatively impact its available sources of funds in the future including the ability to generate cash from operations, obtain additional financing or refinance existing short-term debt obligations, including those related to acquisitions completed in prior periods and including the obligation related to the forward share purchase agreements in case the third-parties involved exercise their put options. The amount of cash generated from operations is dependent upon factors such as the successful execution of Kaleyra’s business strategies and worldwide economic conditions. The amount of debt available under future financings is dependent on Kaleyra’s ability to maintain adequate cash flow for debt service and sufficient collateral, and general financial conditions in Kaleyra’s market.

As noted above, Kaleyra entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes. Subject to the terms of the Merger Convertible Notes, Kaleyra may opportunistically raise additional debt capital, subject to market and other conditions, to refinance its existing capital structure at a lower cost of capital and extend the maturity period of certain debt. Additionally, Kaleyra may also raise debt capital for strategic opportunities which may include acquisitions of additional companies, and general corporate purposes. If additional financing is required from outside sources, Kaleyra may not be able to raise it on terms acceptable to it or at all. If Kaleyra is unable to raise additional capital when desired, Kaleyra’s business, operating results and financial condition may be adversely affected.

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of December 31, 2020, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $48.0 million ($27.4 million as of December 31, 2019).

Kaleyra has credit line facilities of $7.7 million as of December 31, 2020, of which $5.3 million has been used. As of December 31, 2019, Kaleyra had credit line facilities of $5.6 million, of which $3.7 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Promissory Note payable to suppliers

On April 16, 2020, in connection with the Business Combination, Kaleyra entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Chardan (collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Bank Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Bank Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a warrant agreement (the “Bank Warrant Agreement”) and the common stock underlying the Bank Warrant Agreement (the “Bank Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of Kaleyra immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Bank Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of Kaleyra, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of Kaleyra, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Bank Warrant Agreement was necessary and no warrants were issued.

As of December 31, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $63,000. As of December 31, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $14,000.

Subsequent to December 31, 2020, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock, par value $0.0001 per share of Kaleyra, pursuant to the terms of the Cowen Note. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). Interest on the Notes Payable to the Sellers will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum. The principal amount of $1.5 million plus accrued interest of $26,000 for the unsecured non-convertible promissory note held by Maya was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such note. On July 2, 2020, the previously outstanding amount of the unsecured promissory note held by Esse Effe was repaid in full, with a total of $6.0 million in principal and $105,000 in accrued interest being paid to Esse Effe.

Subsequent to December 31, 2020, on the fifteen-month anniversary of the Business Combination Date or February 25, 2021, the fifty percent (50%) of the previously outstanding amount of the unsecured convertible promissory notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 in principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the Convertible Notes.

Notes Payable to the Founders

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates (collectively, the “Founders”) various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, Kaleyra and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by Kaleyra , whether in a debt or equity financing event by Kaleyra (which may include the receipt of cash from third parties with which Kaleyra has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after Kaleyra receives the Financing Proceeds. The other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes after the closing of the Business Combination. Interest on the Amended Extension Notes and Amended Working Capital Notes accrued at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest was computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes were convertible into securities of Kaleyra. All principal and accrued interest for the Amended Extension Notes and Amended Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes.

Forward Share Purchase Agreements obligations

In 2019, Kaleyra entered into certain forward share purchase agreements or similar arrangements with third parties including: Greenhaven Road Capital Fund 1, LP, Greenhaven Road Capital Fund 2, LP (together, “Greenhaven”); Yakira Capital Management, Inc. (“Yakira”), Kepos Alpha Fund L.P, (“KAF”), Glazer Capital, LLC (“Glazer”) and Nomura Global Financial Products, Inc. (“NGFP”). In connection with such forward share purchase agreements or similar arrangements, Kaleyra assumed the obligations to repurchase its own shares at a fixed price subject to certain condition described in the agreements. As of December 31, 2020, Kaleyra’s debt for forward share purchase agreements amounted to $483,000. Pursuant to the terms of the Confirmation, as amended, Kaleyra had prepaid $17.0 million for its potential forward repurchase of the Nomura Shares from NGFP, but would owe, in the event of a forward repurchase, an amount equal to the product of (x) $10.5019, (y) the Accrual Percentage (as defined below), and (z) the number of shares being repurchased from NGFP. The “Accrual Percentage” is 3.50% per annum, ending on November 25, 2021. Subsequent to December 31, 2020, in accordance with the terms of the Confirmation, NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the payment mentioned above, the Forward Transaction with NGFP has terminated pursuant to terms of the Confirmation, and as a result the Company has no further obligations, except for the amount of accrued interest payable to NGFP. See Note 10 – Debt For Forward Share Purchase Agreements and Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

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

In addition, on December 11, 2020, Kaleyra entered into the third amendment to the forward share purchase agreement with Yakira (the “Third Yakira Amendment”). The Third Yakira Amendment provides that Kaleyra will purchase from Yakira its 43,930 subject shares as soon as practicable on or after March 31, 2021, at a purchase price of $11.00 per share.

As of December 31, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $483,000.

Subsequent to December 31, 2020, Yakira informed the Company that it had sold all but 219 shares in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Long-term financial obligations

Long-term financial obligations, excluding forward share purchase agreements and similar arrangement obligations, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following ($ in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2020	2019	Maturity	Interest Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,235	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	153	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,030	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,521	2,787	February 2023	Euribor 3 months + 3.90%	3.36%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	931	988	April 2022	Euribor 3 months + 1.80%	1.26%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	4,292	4,183	April 2024	Euribor 3 months + 2.60%	2.06%	2.60%
Intesa Sanpaolo S.p.A. (Line 3)	9,688	—	June 2026	Euribor 3 months + 1.65%	1.11%	—
Intesa Sanpaolo S.p.A. (Line 4)	6,734	—	July 2026	Euribor 3 months + 1.70%	1.16%	—
UBI Banca S.p.A. (Line 1)	209	332	August 2021	Euribor 3 months +1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,031	1,499	October 2021	Euribor 3 months +1.95%	1.41%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	328	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,037	—	June 2023	1.50%	1.50%	—
Banco BPM S.p.A. (Line 1)	1,056	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco BPM S.p.A. (Line 3)	6,355	—	March 2024	Euribor 3 months + 3.00%	2.46%	—
Simest 1	307	280	December 2023	0.50%	0.50%	0.50%
Simest 2	305	279	December 2023	0.50%	0.50%	0.50%
Simest 3	560	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	—	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	42,772	23,698
Less: current portion	10,798	7,564
Total long-term portion	$31,974	$16,134

All bank and other borrowings are unsecured borrowings of Kaleyra.

Liquidity

Kaleyra funds its short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and borrowings under credit facilities. Kaleyra’s management regularly monitors certain liquidity measures to monitor performance.

The consolidated balance sheet as of December 31, 2020 includes total current assets of $85.0 million and total current liabilities of $88.8 million, resulting in net liabilities due within the next 12 months of $3.7 million. In addition, as of December 31, 2020 the Company had a stockholders’ deficit of $7.4 million.

The Company’s business operations continued to grow in line with expectations showing positive operating margins (excluding non-recurring costs). However, the Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain forward share purchase agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of December 31, 2020, the Company still had the following remaining obligations as a result of the Business Combination:

(i) $2.7 million of liabilities related to non-recurring Business Combination transaction related costs;

(ii) $7.5 million of deferred consideration to sellers in the Business Combination transaction; and

(iii) $483,000 of obligations under certain forward share purchase agreements entered into by GigCapital Inc. prior to the Business Combination.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock at the public offering price less underwriting discounts. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock.

On July 22, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement, that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company.

Further, subsequent to December 31, 2020, in accordance with the terms of the Confirmation, Nomura Global Financial Products, Inc. fully terminated the OTC Equity Prepaid Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. In addition, subsequent to December 31, 2020, Yakira informed the Company that it had sold all but 219 shares in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Also subsequent to December 31, 2020, and for the purposes of raising the cash portion of the consideration for the proposed Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Assuming the consummation of the Merger, and considering the effects of the Offering and the Financing described above and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash, cash flows from operations, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(12,322)	$6,453
Net cash provided by (used in) investing activities	(3,168)	17,687
Net cash provided by financing activities	9,727	4,702
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,736	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,027)	$28,790

In the year ended December 31, 2020, cash used in operating activities was $12.3 million, primarily consisting of the net loss of $26.8 million and net cumulative changes in operating assets and liabilities of $3.0 million, partially offset by $17.5 million of non-cash items. Non-cash items consisted primarily of $19.1 million of stock-based compensation expense and $2.8 million of depreciation and amortization expense partially offset by $2.5 million settlement on the preference share liability and $2.7 million change in deferred tax assets.

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

In the year ended December 31, 2020, cash used in investing activities was $3.2 million, primarily consisting of $7.9 million of purchases of short-term investments, $0.4 million of purchases of property and equipment, and $3.0 million to fund the cost of internally developed software, partially offset by $8.2 million of proceeds from the sale of short-term investments.

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

In the year ended December 31, 2020, cash provided by financing activities was $9.7 million, primarily consisting of $36.2 million in net proceeds from the public offering of the Company’s common stock, $24.4 million in proceeds from borrowings on term loans and net drawings of $1.3 on the available lines of credit, partially offset by $8.7 million of repayments on term loans, $30.4 million of repurchases of common stock related to forward share purchase agreements, $1.5 million of payments related to aggregate sale price differences under the forward share purchase agreements, and $11.5 million of repayments on notes payable.

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

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of December 31, 2020, as derived from the audited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes describing certain events occurring after December 31, 2020 (in thousands).

	Payment due by period
	Total	2021	2022-2024	2025-2026	Thereafter
Bank and other borrowings	$42,772	$10,798	$25,930	$6,044	$—
Line of credit	5,273	5,273	—	—	—
Capital lease obligations	378	151	208	19	—
Operating lease obligations (1)	2,299	559	1,282	458	—
Convertible notes payable to the Sellers (2)	7,500	7,500	—	—	—
Other notes payable (3)	2,700	—	2,700	—	—
Debt for forward share purchase agreements (4)	483	483	—	—	—
Total	$61,405	$24,764	$30,120	$6,521	$—

(1)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.

(2)

Fifty percent (50%) of the outstanding principal balance of the notes was due and paid on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of the notes plus all accrued and unpaid interest and fees due under the notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date. In the event that Kaleyra receives, at any time while principal on the notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of the notes will be due and payable no later than ten business days after Kaleyra receives such Financing Proceeds. In the event of a Financing where at any time Kaleyra receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent (100%) of the remaining outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under the notes will be due and payable no later than ten business days after Kaleyra receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”. Subsequent to December 31, 2020, on the fifteen-month anniversary of the Business Combination Date or February 25, 2021, the fifty percent (50%) of the previously outstanding amount of Business Combination Convertible Notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 in principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the Business Combination Convertible Notes.

(3)

On May 1, 2020, the Company issued to Cowen Investments and Chardan convertible promissory notes in the aggregate principal amount of $2.7 million with a maturity date three years after issuance consisting of the Cowen Note in the principal amount of $2.3 million issued to Cowen and the Chardan Note in the principal amount of $405,000 issued to Chardan, as a partial settlement of the amounts owed to Cowen and Chardan for financial advisory services provided by Cowen and Chardan to Kaleyra S.p.A. in connection with the previously consummated Business Combination. The unpaid principal of the Cowen Note is convertible at the option of Cowen into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. Subsequent to December 31, 2020, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock, par value $0.0001 per share of Kaleyra, pursuant to the terms of the Cowen Note. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

(4)

Pursuant to the third amendment to the forward share purchase agreement with Yakira (the “Third Yakira Amendment”) dated December 11, 2020 Kaleyra shall purchase from Yakira the remaining 43,930 subject shares as soon as practicable on or after March 31, 2021, at a purchase price of $11.00 per share. As a result, as of December 31, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $483,000. Subsequent to December 31, 2020, Yakira informed the Company that it sold all but 219 shares in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. See Note 27 – Subsequent Events in the consolidated financial statements in Item 8 of this Annual Report for further details.

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Taxes

Kaleyra files income tax returns in the U.S. and in foreign jurisdictions including Italy, India, and Switzerland.

For the years ended December 31, 2020 and 2019, Kaleyra’s consolidated effective tax rate was negative 8% and 70%, respectively. The change in the effective tax rate is primarily due to the decrease of costs non-deductible for tax purposes recorded in 2020 compared to 2019 and to the increase in valuation allowance in 2020 compared to 2019. As of December 31, 2020, Kaleyra had $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since Kaleyra intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $737,000 amount of tax.

As of December 31, 2020, the Company has federal, state and foreign net operating loss carryforwards totaling $27.5 million, $27.8 million and $7.2 million, respectively. If not utilized, federal net operating losses of $5.4 million will expire at various dates from 2026 through 2037, and $22.1 million have an indefinite life. State net operating losses of $27.8 million will expire at various dates from 2037 through 2040. Foreign net operating losses originated in Switzerland and will expire at various dates from 2023 through 2027.

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

Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Revenue from usage-based fees represented 98% of total revenue, in both the years ended December 31, 2020 and 2019.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% of total revenue, in both the years ended December 31, 2020 and 2019.

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

Restricted Stock Units

Kaleyra measures and recognizes the compensation expense for RSUs granted to employees and directors, based on the fair value of the award on the grant date.

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

As mentioned above, in November 2019, Kaleyra adopted its 2019 EIP. The EIP provides for the award of stock-based compensation. In 2020, Kaleyra granted RSUs to certain employees, directors and advisory board members of the Company for a total of 1,390,730 RSUs shares with an aggregate grant date fair value of $8.9 million, based on a per share weighted-average grant date fair value of $6.41.

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

Impairment of Long-Lived Assets

Kaleyra evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2020 and 2019.

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

Item 8. Financial Statements and Supplementary Data.

KALEYRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kaleyra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaleyra, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2019.

San Jose, California

March 15, 2021

KALEYRA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$32,970	$16,103
Restricted cash	—	20,894
Short-term investments	4,843	5,124
Trade receivables, net	43,651	39,509
Prepaid expenses	1,447	648
Other current assets	2,134	4,224
Total current assets	85,045	86,502
Property and equipment, net	6,726	3,393
Intangible assets, net	7,574	9,353
Goodwill	16,657	16,953
Deferred tax assets	703	—
Other long-term assets	1,797	1,203
Total Assets	$118,502	$117,404
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,768	$63,320
Debt for forward share purchase agreements	483	34,013
Notes payable	—	1,667
Notes payable due to related parties	7,500	9,411
Lines of credit	5,273	3,627
Current portion of bank and other borrowings	10,798	7,564
Deferred revenue	3,666	1,397
Preference shares	—	683
Preference shares due to related parties	—	1,847
Payroll and payroll related accrued liabilities	3,292	1,038
Other current liabilities	5,988	1,379
Total current liabilities	88,768	125,946
Long-term portion of bank and other borrowings	31,974	16,134
Long-term portion of notes payable	2,700	—
Long-term portion of notes payable due to related parties	—	7,500
Long-term portion of employee benefit obligation	1,886	1,398
Deferred tax liabilities	—	2,045
Other long-term liabilities	603	3,155
Total Liabilities	125,931	156,178
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 33,086,745 shares issued and 30,288,687 shares outstanding as of December 31, 2020 and 19,977,113 shares issued and outstanding as of December 31, 2019	3	2
Additional paid-in capital	93,628	2,143
Treasury stock, at cost; 2,798,058 and 0 shares as of December 31, 2020 and 2019, respectively	(30,431)	—
Accumulated other comprehensive income (loss)	(2,826)	74
Accumulated deficit	(67,803)	(40,993)
Total stockholders’ equity (deficit)	(7,429)	(38,774)
Total liabilities and stockholders’ equity (deficit)	$118,502	$117,404

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$147,368	$129,558
Cost of revenue	122,932	103,205
Gross profit	24,436	26,353
Operating expenses:
Research and development	9,745	5,310
Sales and marketing	12,866	6,031
General and administrative	28,195	17,431
Total operating expenses	50,806	28,772
Loss from operations	(26,370)	(2,419)
Other income, net	112	136
Financial expense, net	(1,475)	(439)
Foreign currency loss	(1,353)	(517)
Loss before income tax expense (benefit)	(29,086)	(3,239)
Income tax expense (benefit)	(2,276)	2,273
Net loss	$(26,810)	$(5,512)
Net loss per common share, basic and diluted	$(1.09)	$(0.48)
Weighted-average shares used in computing net loss per common share, basic and diluted	24,652,004	11,603,381

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(26,810)	$(5,512)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,910)	25
Net change in unrealized gain on marketable securities, net of tax (1)	10	18
Total other comprehensive income (loss)	(2,900)	43
Total comprehensive loss	$(29,710)	$(5,469)

(1)	The Company recorded $2 thousand and $6 thousand of tax expense on marketable securities for the years ended December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018 (1)	10,687,106	$1	$10,186	—	$—	$31	$(5,292)	$4,926
Business Combination (2)	9,290,007	1	(10,186)	—	—	—	(30,189)	(40,374)
Forward share purchase agreements	—	—	567	—	—	—	—	567
Stock-based compensation	—	—	1,576	—	—	—	—	1,576
Net loss	—	—	—	—	—	—	(5,512)	(5,512)
Other comprehensive loss	—	—	—	—	—	43	—	43
Balance as of December 31, 2019	19,977,113	2	2,143	—	—	74	(40,993)	(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,798,058)	—	30,431	2,798,058	(30,431)	—	—	—
Change in forward share purchase agreement liability	—	—	1,668	—	—	—	—	1,668
Warrants exchange for Common Stock	850,500	—	—	—	—	—	—	—
Stock-based compensation (RSUs)	1,152,210	—	19,813	—	—	—	—	19,813
Proceeds from issuance of common stock in public offering, net of issuance costs	8,762,694	1	36,151	—	—	—	—	36,152
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (3) (4)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(26,810)	(26,810)
Other comprehensive loss	—	—	—	—	—	(2,900)	—	(2,900)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)

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
(3)

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

(4)

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

KALEYRA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from Operating Activities:
Net loss	$(26,810)	$(5,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,773	2,648
Stock-based compensation, preference shares and others	19,415	2,070
Non-cash settlement of preference share liability	(2,486)	—
Provision for (recovery of) doubtful accounts	(177)	716
Realized gains on marketable securities	(10)	—
Employee benefit obligation	527	315
Non-cash interest expense	191	657
Deferred taxes	(2,747)	(14)
Change in operating assets and liabilities:
Trade receivables	(478)	(10,427)
Other current assets	1,197	(2,039)
Other long-term assets	(497)	47
Accounts payable	(11,832)	15,145
Other current liabilities	6,892	251
Deferred revenue	2,219	(64)
Long-term liabilities	(499)	2,660
Net cash provided by (used in) operating activities	(12,322)	6,453
Cash flows from Investing Activities:
Purchase of short-term investments	(7,913)	(5,868)
Sale of short-term investments	8,156	3,882
Purchase of property and equipment	(414)	(1,413)
Sale of property and equipment	16	38
Capitalized software development costs	(3,007)	(602)
Purchase of intangible assets	(6)	(16)
Cash, cash equivalents and restricted cash acquired in the reverse merger	—	21,666
Net cash provided by (used in) investing activities	(3,168)	17,687
Cash flows from Financing Activities:
Payments of deferred consideration for the acquisition of Buc Mobile	—	(4,000)
Payments of deferred consideration for the acquisition of Solutions Infini	—	(5,097)
Change in line of credit	1,277	1,973
Borrowings on term loans	24,436	16,670
Repayments on term loans	(8,651)	(4,844)
Repayments on notes	(11,478)	—
Repurchase of common stock in connection with forward share purchase agreements	(30,431)	—
Payments related to forward share purchase agreements	(1,452)	—
Proceeds from issuance of stock in public offering, net of issuance costs	36,152	—
Repayments on capital lease	(126)	—
Net cash provided by financing activities	9,727	4,702
Effect of exchange rate changes on cash, cash equivalent and restricted cash	1,736	(52)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,027)	28,790
Cash, cash equivalents and restricted cash, beginning of period (1)	36,997	8,207
Cash, cash equivalents and restricted cash, end of period	$32,970	$36,997
Supplemental disclosure of cash flow information:
Cash paid for interest	$958	$478
Cash paid for income taxes	$—	$688
Non-cash investing and financing activities:
Change in value of forward share purchase agreements	$(1,668)	$—
Common stock issued to settle payables	$3,123	$—
Note payable issued to settle payables	$3,100	$—
Stock-based compensation related to capitalized software development costs	$697	$—
Asset acquired under capital leases	$250	$—

(1)	As of December 31, 2020, includes $33.0 million of cash and cash equivalents; as of December 31, 2019, includes $16.1 million of cash and cash equivalents and $20.9 million of restricted cash.

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

On December 12, 2017, the Company completed the initial closing of its initial public offering (the “Offering”) whereby the Company sold 12,500,000 Units at a price of $10.00 per Unit. On January 9, 2018, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 1,875,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, three-fourths (3/4) of one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-tenth (1/10) of one share of common stock upon consummation of a business combination (the “Rights”). Warrants will only be exercisable for whole shares at $11.50 per share. On January 16, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on January 17, 2018. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated, prior to the consummation of a business combination, would continue to trade on the New York Stock Exchange under the symbol “GIG.U”. Any underlying shares of common stock, warrants and rights that were separated, prior to the consummation of a business combination, would trade on the New York Stock Exchange under the symbols “GIG,” “GIG.WS” and “GIGr,” respectively.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Kaleyra, Inc. has been treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination has been treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

As a result of the accounting for the Business Combination, the number of common shares authorized and outstanding during periods prior to the Business Combination, have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. The common stock and additional paid-in capital have also been retrospectively adjusted accordingly. Specifically, the number of common shares outstanding during periods prior to the Business Combination have been computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the Stock Purchase Agreement. Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination. See Note 24 – Net Loss Per Share – for further details.

Upon the closing of the Business Combination, the Company’s rights and units ceased trading, and the Company’s common stock began trading on the NYSE American stock exchange under the symbol “KLR”. Furthermore, on December 2, 2019, Kaleyra’s warrants began trading on the NYSE American stock exchange as “KLR WS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company evaluated its ability to continue as a going concern. The consolidated balance sheet as of December 31, 2020 includes total current assets of $85.0 million and total current liabilities of $88.8 million, resulting in net liabilities due within the next 12 months of $3.7 million.

The Company’s business operations continued to grow in line with expectations showing positive operating margins (excluding non-recurring costs). However, the Business Combination generated significant obligations  including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain forward shares purchase agreements entered into by GigCapital Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of December 31, 2020, the Company still had the following remaining obligations as a result of the Business Combination:

(i) $2.7 million of liabilities related to non-recurring Business Combination transaction related costs;

(ii) $7.5 million of deferred consideration to sellers in the Business Combination transaction; and

(iii) $483,000 of obligations under certain forward share purchase agreements entered into by GigCapital Inc. prior to the Business Combination.

On June 24, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. and Nomura Securities International, Inc. acting as joint book-running managers and as representatives of the underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share (the “Offering”). The price to the public in the Offering was $4.50 per share, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,166,666 shares of common stock at the public offering price less underwriting discounts. The Offering closed on June 29, 2020 and resulted in net proceeds to the Company of approximately $32.0 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company, assuming no exercise by the Underwriters of their option to purchase additional shares of common stock.

On July 22, 2020, the Underwriters issued notice under the terms of the Underwriting Agreement, that they were partially exercising and closed on their option to purchase an additional 984,916 shares of common stock of the Company at the public offering price less underwriting discounts. On the settlement date of July 24, 2020, the additional net proceeds from the overallotment option amounted to $4.2 million, after deducting underwriting discounts and commissions and Offering expenses payable by the Company.

Further, subsequent to December 31, 2020, in accordance with the terms of the Confirmation, Nomura Global Financial Products (“NGFP”) fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Also subsequent to December 31, 2020, Yakira Capital Management, Inc. (“Yakira”) informed the Company that it had sold all but 219 shares in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. See Note 27 – Subsequent Events – for further details.

Considering the effects of the Offering described above, the termination of the NGFP Forward Transaction and related receipt of cash, and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash and cash equivalents and short-term investments, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries, including Kaleyra S.p.A., Solutions Infini and Buc Mobile, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company maintains cash and cash equivalents and marketable securities with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the years ended December 31, 2020 and 2019, there were zero and one customer, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In particular in 2019, revenue generated by that one customer of the Company accounted for $13.4 million. As of December 31, 2020 and 2019, respectively, one and zero individual customer accounted for more than 10% of the Company’s consolidated total trade receivables. In particular in 2020, trade receivables accounted for by that one customer amounted to $4.5 million.

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

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

The Company’s revenue is recognized upon the sending of a SMS message or by the authentication of a financial transaction of an end-user of the Company’s customer using the Company’s platform in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% of total revenue, in both of the years ended December 31, 2020 and 2019.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% of total revenue, in both of the years ended December 31, 2020 and 2019.

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of December 31, 2020 and 2019.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of December 31, 2020 and 2019, the Company recorded $3.7 million and $1.4 million, respectively, as deferred revenue on its consolidated balance sheets. In the year ended December 31, 2020, the Company recognized $1.1 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, the costs of the technology platform used for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs related to non-platform applications and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meet the criteria for capitalization.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.0 million and $956,000 in the years ended December 31, 2020 and 2019, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Marketable Securities

Investments in marketable securities are carried at fair value and classified as available-for-sale securities. Realized gains and losses on available-for-sale securities are included in financial expense, net in the consolidated statements of operations. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). In the event the fair value of an investment declines below its cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. As of December 31, 2020 and 2019, the Company had marketable securities of $4.8 million and $5.1 million, respectively relating to mutual funds and certificates of deposit with no stated maturity.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The aim of the update is to simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment equity awards are measured at the grant date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company adopted ASU 2018-07 in 2019, following the adoption of Topic 606. At the transition date, there were no nonemployee share-based compensation awards.

Employee Benefit Plans

The Company has defined benefit plans, granted to Italian and Indian employees and regulated by Italian and Indian laws, respectively. The defined benefit plans are calculated based on the employee compensation and the duration of the employment relationship and are paid to the employee upon termination of the employment relationship. The costs of the defined benefit plans reported in the Company’s consolidated statements of operations is determined by actuarial calculation performed on an annual basis. The actuarial valuation is performed using the “Projected Unit Credit Method” based on the employees’ expected date of separation or retirement.

As a part of the purchase agreement relating to the 2018 acquisition of Solutions Infini by Kaleyra, the Company assumed the obligation to purchase a number of preference shares from certain employees in 2020 at a price determined based on the earnings before interest, taxes, deprecation and amortization (“EBITDA”) of Solutions Infini for its fiscal year ending March 31, 2020. These preference shares represented compensation for future services for the eligible employees. The Company accounted for the liability related to the preference shares over the relevant period from July 2017 to July 2020, charging the consolidated statements of operations on a straight-line basis over that period. See Note 14 – Preference Shares Liabilities.

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

Foreign Currency Translation

The functional currency of the parent company is the U.S. Dollar. The functional currency of Kaleyra S.p.A. is the Euro, the functional currency of Solutions Infini is the India Rupee, the functional currency of Buc Mobile is the U.S. Dollar and the functional currenzy of Solutions Infini FZE is the United Arab Emirates Dirham.

Each company remeasures monetary assets and liabilities denominated in currencies other that its functional currency at period-end exchange rates and non-monetary items are at historical rates. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency (income) loss in the period of occurrence.

These consolidated financial statements are presented in U.S. Dollars. For legal entities where the functional currency is a currency other than the U.S. Dollar, adjustments resulting from translating the financial statements into U.S. Dollars are recorded as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Monetary assets and liabilities denominated in a currency that is other than the U.S. Dollar are translated into US Dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net loss and other revenue, expenses, gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity (deficit) but are excluded from the calculation of net loss. See Note 13 – Accumulated Other Comprehensive Income (Loss).

Earnings (Loss) per Share

The equity structure in the consolidated financial statements following a reverse recapitalization reflects the equity structure of the legal acquiror (the accounting acquiree), including the equity interests issued by the legal acquiror to effect the business combination.

Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. In calculating the weighted-average number of common shares during the period in which the reverse merger occured (fiscal year 2019):

a. The number of common shares outstanding from the beginning of that period to the acquisition date were computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquiror) outstanding during the period multiplied by the exchange ratio established in the merger agreement;

b. The number of common shares outstanding from the acquisition date to the end of that period were the actual number of common shares of the legal acquiror (the accounting acquiree) outstanding during that period.

The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse merger were calculated by dividing (i) by (ii):

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

Restricted Cash

Restricted cash consisted of cash deposited into a savings account with a financial institution as collateral for the Company’s obligations under the forward share purchase agreement with Glazer Capital and with Yakira Capital Management, Inc. See Note 10 – Debt for Forward Share Purchase Agreements for a description of the contracts.

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

The restricted cash balances as of December 31, 2020 and December 31, 2019 were zero and $20.9 million, respectively.

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

The allowance for doubtful accounts was $850,000 and $873,000 as of December 31, 2020 and 2019, respectively.

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

The useful lives of the intangible assets are as follows:

Developed technology…………………………………………………....	3-6 years
Customer relationships (accelerated method) …………………………...	15 - 17 years
Patent …………………………………………………………………….	3-7 years

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2020 and 2019.

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

Derivatives

The Company has not historically entered into hedging derivatives in the ordinary course of its business. In connection with the acquisition of Solutions Infini and Buc Mobile, the Company entered into certain derivative contracts to serve as an economic hedge for risk management purposes. These derivatives include exchange rate forwards on the purchase prices denominated in Indian Rupee for the acquisition of Solutions Infini and in U.S. Dollars for the acquisition of Buc Mobile and interest rate swaps on the bank borrowings entered into by the Company to finance the acquisitions. These derivatives were not designated as hedging instruments under U.S. GAAP. Because hedge accounting was not applied, those derivatives have been recorded at fair value on the consolidated balance sheets with changes in fair value recorded in financial expense, net in the consolidated statements of operations. In 2019, following the payments of the consideration for the acquisitions, the exchange rate forward contracts on the purchase prices were settled.

Forward Share Purchase Agreements

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

Recent Accounting Pronouncements

In June 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-05 “Revenue from contracts with customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities”, which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Revenue); ii) Accounting Standards Update No. 2016-02, Leases (Topic 842) (Leases). In November 2019, the Board issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In Update 2019-10, the Board noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason, FASB issued the amendments in this ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. While the Company expects the adoption of the Leases standard (Leases Topic 842) to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply to contract modifications that replace a reference rate (e.g. LIBOR) affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate (including contract modifications to add or change fallback provisions). The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (i) modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; (ii) modifications of contracts within the scope of Topics 840, Leases, and 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments. For other Topics or Industry Subtopics in the Codification, the amendments also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted the amendments, and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in this ASU amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add, and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. An entity shall apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements. The Company adopted the amendments in fiscal year 2020, and the adoption did not have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Earlier application is permitted. As noted above, the effective date of this ASU has been delayed for one year by the issuance of ASU 2019-10. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, "Codification Improvements to Topic 842, Leases", and ASU 2018-11, "Leases—Targeted Improvements", both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. As noted above, the effective date of this ASU has been delayed for one year by the issuance of ASU 2020-05. While the Company expects the adoption of these standards to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Hierarchy as of December 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$590	$—	$—	$590
Certificates of deposit (2)	—	4,253	—	4,253
Total Assets	$590	$4,253	$—	$4,843
Liabilities:
Interest Rate Swap (3)	$—	$109	$—	$109
Debt for forward share purchase agreements (4)	—	483	—	483
Total Liabilities	$—	$592	$—	$592

(1)	Included in the consolidated balance sheet line item “Short-term investments”.
(2)	Included in the consolidated balance sheets line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

	Fair Value Hierarchy as of December 31, 2019			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$5,124	$—	$—	$5,124
Total Assets	$5,124	$—	$—	$5,124
Liabilities:
Interest Rate Swap (2)	$—	$80	$—	$80
Preference shares (3)	—	—	2,530	2,530
Debt for forward share purchase agreements (4)	—	34,013	—	34,013
Total Liabilities	$—	$34,093	$2,530	$36,623

(1)	Included in the consolidated balance sheet line item “Short-term investments”.
(2)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(3)

Based on the information available at the reporting date, the preference shares liability was estimated on the basis of present value of the expected future cash flows contractually due in connection with the achievement of specified levels of EBITDA of Solutions Infini for the year ended March 31, 2020. Such cash flows are contractually predetermined and the maximum pay-out was assumed in determining the estimate which is primarily based on the expected EBITDA sourced from the most updated business plan, which represented management’s best estimates and was significantly above the targeted EBITDA. Changes in the liability during the period are due to (i) compensation expense accrued on a straight-line basis during period; (ii) accrued interest expense due to the fact that the obligation was to be settled in 2020; and (iii) exchange rate differences. No fair value changes were recognized during the period.

(4)

Based on the information available at the reporting date, debts for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option. The amount in the above table excludes accrued interest.

The values of short-term investments as of December 31, 2020 and 2019 were as follows (in thousands):

	As of December 31,
	2020				2019
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$580	$10	$—	$590	$5,129	$1	$(6)	$5,124
Certificates of deposit	4,253	—	—	4,253	—	—	—	—

The following tables present changes during the years ended December 31, 2020 and 2019 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Settlements, Net	Change in scope of consolidation	Gross Transfers Out	Fair Value End of Year
December 31, 2019
Liabilities:
Preference shares	$1,834	$753	$(57)	$—	$—	$—	$2,530
Contingent consideration for Solutions Infini acquisition	482	(15)	23	(490)	—	—	—
December 31, 2020
Liabilities:
Preference shares	2,530	2,486	42	2	—	—	—

There were no transfers of liabilities into or out of Level 2 or Level 3 in the year ended December 31, 2020.

Net realized and unrealized gains and losses included in income related to Level 3 liabilities shown above are reported in the consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial expense, net	Foreign currency loss	Total
December 31, 2019
Liabilities:
Preference shares	$225	$89	$180	$259	$—	$753
Contingent consideration for Solutions Infini acquisition	—	—	—	3	(18)	(15)
December 31, 2020
Liabilities:
Preference shares	941	372	756	417	—	2,486

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of derivative contracts not designated as hedging instruments, outstanding as of December 31, 2020, was €9.5 million ($11.6 million) for interest rate swap, while the gross notional amount of our derivative contracts not designated as hedging instruments, outstanding as of December 31, 2019 was €6.3 million ($7.0 million) for interest rate swap.

The amount and location of the gains (losses) in the consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Year Ended December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2020	2019
Interest Rate Swap	Financial income (expense), net	$(18)	$16
Foreign Exchange Forward	Financial income (expense), net	—	361
Total		$(18)	$377

The following table presents the fair value and the location of, derivative contracts reported in the consolidated balance sheets (in thousands):

		As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2020	2019
Interest Rate Swap	Other long-term liabilities	$(109)	$(80)
Total		$(109)	$(80)

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

Accounting for the Business Combination

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Kaleyra, Inc. was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Kaleyra S.p.A.’s operations comprising substantially all of the ongoing operations of the post-combination company, Kaleyra S.p.A.’s senior management comprising substantially all of the senior management of the post-combination company and the existence of a majority voting interest in the post-combination company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Kaleyra S.p.A. issuing stock for the net assets of Kaleyra, Inc., accompanied by a recapitalization.

As a result of the accounting for the Business Combination, the number of common shares authorized and outstanding during periods prior to the Business Combination, were retrospectively adjusted reflecting the exchange ratio established in the Business Combination. The common stock and additional paid-in capital were also retrospectively adjusted, accordingly. Specifically, the number of common shares outstanding during periods prior to the Business Combination were computed on the basis of the number of common shares of Kaleyra S.p.A. (accounting acquiror) during those periods multiplied by the exchange ratio established in the Stock Purchase Agreement. Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation were retrospectively adjusted as shares reflecting the exchange ratio established in the Business Combination. See Note 24 – Loss per Share for further details.

The net assets of Kaleyra, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are the historical operations of Kaleyra S.p.A.

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

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of December 31, 2020 and 2019 was as follows (in thousands):

Balance as of December 31, 2019	$16,953
Effect of exchange rate	(296)
Balance as of December 31, 2020	$16,657

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2020			2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets:
Developed technology	$2,742	$1,576	$1,166	$2,775	$952	$1,823
Customer relationships	8,925	2,598	6,327	9,077	1,631	7,446
Patent	130	49	81	113	29	84
Total amortizable intangible assets	$11,797	$4,223	$7,574	$11,965	$2,612	$9,353

Amortization expense was $1.6 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.

Total estimated future amortization expense as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020
2021	$1,435
2022	1,161
2023	1,053
2024	848
2025	632
2026 and thereafter	2,445
Total	$7,574

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Internal-use software development costs	$4,675	$1,470
Servers (1)	2,301	1,629
Office equipment	1,405	1,153
Leasehold improvements	653	616
Furniture and fixtures	428	388
Assets-in-progress (2)	1,164	665
Vehicles	11	23
Software	4	4
Other assets	102	91
Total property and equipment	10,743	6,039
Less: accumulated depreciation and amortization	4,017	2,646
Total property and equipment, net	$6,726	$3,393

(1)

Including equipment under capital leases with gross amount of $608,000 and accumulated depreciation of $191,000 as of December 31, 2020 (gross amount of $288,000 and accumulated depreciation of $78,000 as of December 31, 2019).

(2)	Assets-in progress amounting to $1.2 million as of December 31, 2020 refers to internal-use software development costs in-progress.

Depreciation and amortization expense was $1.1 million and $879,000 for the years ended December 31, 2020 and 2019, respectively.

The Company capitalized $3.7 million and $602,000, in internal-use software development costs in the years ended December 31, 2020 and 2019, respectively. Of the $3.7 million capitalized in 2020, $697,000 relates to stock-based compensation expense capitalized in internal-use software. Of the $3.7 million capitalized in 2020, $3.2 million relates to internal-use software in-use and $499,000 relates to internal-use software development in-progress, recorded within assets-in-progress. Amortization of capitalized software development costs was $507,000 and $355,000, in the years ended December 31, 2020 and 2019, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$271	$302
Research and development	236	53
Total	$507	$355

8. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
VAT receivables	$1,347	$3,136
Receivables from suppliers	542	398
Credit for tax other than income tax	119	358
Income tax receivables	69	270
Other receivables	57	62
Total other current assets	$2,134	$4,224

Other long-term assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Non-current income tax credit (advances and tax reduced at sources)	$1,509	$1,029
Miscellaneous	288	174
Total other long-term assets	$1,797	$1,203

9. BANK AND OTHER BORROWINGS

As of December 31, 2020 and 2019, the current portion of bank and other borrowings amounts to $16.1 million and $11.2 million, respectively. As of December 31, 2020, this item is comprised of $10.8 million of the current portion of long-term bank and other borrowings and of $5.3 million of credit line facilities. As of December 31, 2019, this item was comprised of $7.6 million of the current portion of long-term bank and other borrowings and of $3.6 million of credit line facilities.

Credit line facilities

As of December 31, 2020, the Company had credit line facilities granted of $7.7 million, of which $5.3 million had been used. As of December 31, 2019, the Company had credit line facilities granted of $5.6 million, of which $3.6 million had been used.

The above lines of credit may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%.

The weighted average interest rate on the credit line facilities outstanding as of December 31, 2020, was 1.34%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2020	2019	Maturity	Interest Contractual Rate	2020	2019
UniCredit S.p.A. (Line A Tranche (1)	$3,235	$3,609	January 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	153	167	May 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	3,030	3,229	November 2023	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,521	2,787	February 2023	Euribor 3 months + 3.90%	3.36%	3.53%
Intesa Sanpaolo S.p.A. (Line 1)	931	988	April 2022	Euribor 3 months + 1.80%	1.26%	1.88%
Intesa Sanpaolo S.p.A. (Line 2)	4,292	4,183	April 2024	Euribor 3 months + 2.60%	2.06%	2.60%
Intesa Sanpaolo S.p.A. (Line 3)	9,688	—	June 2026	Euribor 3 months + 1.65%	1.11%	—
Intesa Sanpaolo S.p.A. (Line 4)	6,734	—	July 2026	Euribor 3 months + 1.70%	1.16%	—
UBI Banca S.p.A. (Line 1)	209	332	August 2021	Euribor 3 months +1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	1,031	1,499	October 2021	Euribor 3 months +1.95%	1.41%	1.55%
Monte dei Paschi di Siena S.p.A. (Line 1)	328	521	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	2,037	—	June 2023	1.50%	1.50%	—
Banco BPM S.p.A. (Line 1)	1,056	1,336	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 2)	—	3,893	September 2022	Euribor 3 months + 2.00%	—	2.00%
Banco BPM S.p.A. (Line 3)	6,355	—	March 2024	Euribor 3 months + 3.00%	2.46%	—
Simest 1	307	280	December 2023	0.50%	0.50%	0.50%
Simest 2	305	279	December 2023	0.50%	0.50%	0.50%
Simest 3	560	512	December 2023	0.50%	0.50%	0.50%
Finlombarda S.p.A.	—	83	December 2020	0.50%	0.50%	0.50%
Total bank and other borrowings	42,772	23,698
Less: current portion	10,798	7,564
Total long-term portion	$31,974	$16,134

All bank and other borrowings are unsecured borrowings of Kaleyra.

On October 7, 2020, Kaleyra S.p.A. received a third approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for an additional 3 months. As a result of this approval the Company postponed the payments of approximately $404,000 beyond December 31, 2020.

On July 29, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement (Line 4)”) with Intesa Sanpaolo S.p.A. denominated in Euro for a total of €5.5 million ($6.5 million at the July 29, 2020 exchange rate). The proceeds of the loan may be used for general corporate purposes, including to help accelerate the Company’s growth. The Intesa Loan Agreement (Line 4) has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.70%. The loan is to be repaid in 20 quarterly installments with a grace period for principal payments for the first 12 months. The loan is subject to financial covenants, in accordance with the terms and conditions set forth within the Intesa Loan Agreement (Line 4). The loan is guaranteed up to ninety percent of its principal amount by Mediocredito Centrale S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID-19 and the Italian Government’s support for Italian businesses, as stated within Article 13 of the Decree Law 23/2020 and conversion Law 40/2020, and obligations and representations included therein. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

On July 16, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “Intesa Loan Agreement (Line 3)”) with Intesa Sanpaolo S.p.A. denominated in Euro for a total of €7.9 million ($9.0 million at the July 16, 2020 exchange rate). The Intesa Loan Agreement (Line 3) has a maturity of 72 months from the date of disbursement and bears interest at a variable rate equal to the three-month Euribor plus a spread of 1.65%. The loan is to be repaid in 16 quarterly installments with a grace period for principal payments for the first 24 months. The loan is subject to financial covenants, in accordance with the terms and conditions set forth within the Intesa Loan Agreement (Line 3). The loan is guaranteed up to ninety percent of its principal amount by SACE S.p.A., the Italian state-owned export credit finance agency, and is made pursuant to a program to address COVID‑19 and the Italian Government’s support for Italian businesses, as stated within Article 1 of the Decree Law 23/2020 (the “Decree”) and conversion Law 40/2020. In consideration of the facilitated nature of the guarantee that secures this loan, and pursuant to the general conditions of the SACE guarantee, Kaleyra S.p.A. undertakes to comply with a number of obligations and representations, including the payment of the guarantee annual fee (SACE guarantee remuneration), pursuant to Article 1 of the Decree. The total amount of the loan, less amounts related to commissions, fees and expenses, was drawn in full the same date as of the agreement.

On June 29, 2020, Kaleyra S.p.A. received a second approval by Intesa Sanpaolo S.p.A. to postpone payment of the amounts due under the existing Line 1 and Line 2 loans for an additional 3 months. As a result of this approval the Company has postponed the payments of approximately $404,000 beyond December 31, 2020.

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

On March 20, 2020, Kaleyra S.p.A. entered into a general unsecured loan agreement (the “BPM Loan Agreement (Line 3)”) with Banco BPM S.p.A. (formerly Banco Popolare di Milano S.p.A.) denominated in Euro for a total of €6.0 million ($6.4 million at the March 20, 2020 exchange rate). The BPM Loan Agreement (Line 3) included a new financing of $2.7 million with the remaining balance used to pay off the original loan dated July 23, 2019, by and between Kaleyra S.p.A. and Banco BPM S.p.A. The BPM Loan Agreement has a maturity of 45 months from the date of first repayment and bears interest at a variable rate equal to the three-month Euribor plus a spread of 3.00%. The BPM Loan Agreement (Line 3) is to be repaid in 15 quarterly installments. The total amount of the BPM Loan Agreement (Line 3), less amounts related to commissions, fees and expenses, was drawn in full the same date as the BPM Loan Agreement (Line 3).

On March 11, 2020, Kaleyra S.p.A. entered into a 36-month (from first repayment date) unsecured loan agreement with Monte dei Paschi di Siena S.p.A. (the “Monte dei Paschi di Siena Loan Agreement – Line 2”) denominated in Euro for a total of €2.0 million ($2.3 million at the March 11, 2020 exchange rate). The total amount of this new facility was drawn in full the same date. This facility bears interest at a fixed rate equal to 1.5%.

In connection with the above-mentioned financing agreements entered into in the year ended December 31, 2020, the Company incurred $124,000 of debt issuance costs that will be amortized over the maturity of the respective financing agreements.

On August 2, 2019, the Company entered into a medium-term financing agreement with UniCredit S.p.A. (the “UniCredit Loan Agreement (Line C)”), denominated in Euro for a total of €2.5 million ($2.8 million at the August 2, 2019 exchange rate) to be repaid in quarterly installments starting from February 2020. The financing will bear interest at a variable rate (Euribor 3 months plus 3.9% spread). The notional amount was fully drawn on the same date. On April 9, 2020, the maturity date was revised to February 2023, as referred above.

On July 25, 2019, the Company entered into a medium-term financing agreement with Intesa Sanpaolo S.p.A. (the “Intesa Loan Agreement (Line 2)”), denominated in Euro, for a total notional amount of €4.0 million ($4.4 million at the July 25, 2019 exchange rate) to be repaid in quarterly  installments starting from October 2019. The financing has a maturity of 48 months from the date of disbursement and bears interest at a variable rate (Euribor 3 months plus 2.6% spread). The total amount was drawn in full on the same date. Proceeds were used to settle the remaining deferred consideration due for the acquisition of Buc Mobile. On October 7, 2020, the maturity date was revised to April 2024, as described above.

On July 23, 2019, the Company entered into a medium-term financing agreement with Banco Popolare di Milano S.p.A. (the “BPM Loan Agreement (Line 2)”), denominated in Euro for a total of €4.0 million ($4.5 million at the July 23, 2019 exchange rate) to be repaid in quarterly installments. The financing has a maturity of 24 months from the date of disbursement and bears interest at a variable rate (Euribor 3 months plus 2.0% spread). The total amount was drawn in full on the same date and proceeds were used to settle the total deferred consideration for the acquisition of Solutions Infini. On March 20, 2020, the BPM Loan Agreement (Line 2) was paid off with proceeds from the new BPM Loan Agreement – Line 3, as described above.

On April 30, 2019, the Company entered into a new long-term financing with Banco Popolare di Milano S.p.A. (the “BPM Loan Agreement (Line 1)”), denominated in Euro for a total amount of €1.2 million ($1.3 million at the April 30, 2019 exchange rate), to be repaid in quarterly installments with maturity in June 2023.

On April 10, 2019, the Company entered into a new medium-term financing with UBI Banca S.p.A. (the “UBI Loan Agreement (Line 2)”), denominated in Euro for a total amount of €2.0 million ($2.3 million at the April 10, 2019 exchange rate), to be repaid in monthly installments with maturity in April 2021. On April 7, 2020, the maturity date was revised to October 2021, as described above.

On April 10, 2019, the Company entered into a new medium-term financing with Monte dei Paschi di Siena S.p.A. (the “MPS Loan Agreement (Line 1)”), denominated in Euro for a total amount of €600,000 ($677,000 at the April 10, 2019 exchange rate), to be repaid in monthly installments with maturity in April 2022.

On January 30, 2019, the Company entered into a new long-term financing with Simest (the “Simest 3”) denominated in Euro for a total of €608,000 ($695,000 at the January 30, 2019 exchange rate) to be repaid in quarterly installments with maturity in December 2022. On April 24, 2020, the maturity date was revised to December 2023, as described above.

As of December 31, 2020, all of the available long-term facilities were drawn in full.

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

In addition, some of the above facilities require compliance with certain financial covenants, based on Kaleyra S.p.A.’s EBITDA, net financial position and equity. Failure to comply with those financial covenants would result in the immediate repayment of the outstanding debt under the relevant facility. As of December 31, 2020, the Company is in compliance with all the financial covenants.

Interest expense on bank and other borrowings was of $835,000 for the year ended December 31, 2020 and $565,000 for the year ended December 31, 2019.

As of December 31, 2020, the Company is obliged to make payments as follows (in thousands):

As of December 31, 2020
2021	$10,798
2022	11,364
2023	9,725
2024	4,841
2025	3,792
2026 and thereafter	2,252
Total	$42,772

10. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of December 31, 2020, the Company’s debt for forward share purchase agreements amounted to $483,000 and accrued interest amounted to $659,000.

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

As of December 31, 2020, there was no longer any amount owed to Greenhaven.

Kepos Alpha Fund

On October 1, 2019, the Company and Kepos Alpha Fund L.P., a Cayman Islands limited partnership (“KAF”), entered into a forward share purchase agreement (“KAF Purchase Agreement”) pursuant to which the Company agreed to purchase the shares of common stock of the Company into which the Rights of the Company held by KAF, including any additional Rights that KAF acquired, converted into upon the closing of the Business Combination. The KAF Purchase Agreement was amended the following day to provide that the total number of additional Rights that KAF may acquire was 3,750,000 Rights. As amended December 13, 2019, the KAF Purchase Agreement provides that the Company would purchase such shares at the following price: (1) $10.70 per share for the first 102,171 shares sold to the Company; and (2) $10.50 per share for the next 93,676 shares sold to the Company. The Company agreed to purchase the shares on the earlier of the sixtieth day after the Business Combination or February 15, 2020 (the “KAF Purchase Closing Date”).

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

On January 23, 2020, the Company entered into Amendment No. 3 to the KAF Purchase Agreement and on April 7, 2020, the Company entered into Amendment No. 4 (the “KAF Amendments”). According to the last amendment, KAF has the right to put its subject shares to the Company on May 7, 2020 at a purchase price of: (i) $10.92 per share for the first 46,137 shares sold to the Company; and (ii) $10.82 per share for the next 93,676 Shares sold to the Company (collectively, the “KAF Share Purchase Price”). In the event the closing occurs after May 7, 2020, the KAF Share Purchase Price shall increase for the 93,676 shares sold to Kaleyra by 1% per full month until the closing date. KAF may elect, in its sole and absolute discretion, to extend the date on which it exercises its put right to a date that is provided upon 10 calendar days’ written notice. The KAF Amendments further provide that KAF may sell its subject shares in the open market, at its sole discretion, as long as the sales price is above $7.00 per share. In the event that KAF sells any shares (including any Additional Shares) at a sale price of less than $10.92 per share for the first 46,137 shares and $10.82 per share for the next 93,676 shares, the Company shall pay KAF an amount equal to (A) the number of shares (including any Additional Shares) sold multiplied by (B) the amount by which $10.92 or $10.82, as applicable, exceeds the sale price per share.

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

Yakira Capital Management

On November 19, 2019, the Company and Yakira Capital Management, Inc. (“Yakira”) entered into a forward share purchase agreement (the “Yakira Purchase Agreement”) pursuant to which (i) the Company agreed to purchase, at Yakira’s option, shares of common stock of the Company held by Yakira at the Business Combination Date (the “Yakira Shares”), and (ii) the Company agreed to purchase the shares of common stock of the Company into which the Rights held by Yakira (the “Yakira Rights Shares”) were converted upon the Business Combination Date. At the Business Combination Date, Yakira held 439,299 rights and 1,084,150 Yakira Shares.

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

On February 7, 2020, the Yakira Purchase Agreement with Yakira was amended (the “First Yakira Amendment”). The First Yakira Amendment provided that the Company will purchase some or all of the 43,930 Yakira Rights Shares if Yakira exercises an option to sell such shares to the Company at a purchase price of $10.93 per share (which is an increase from $10.50 per share) as soon as practicable on or after the six-month anniversary of the Business Combination Date.

On May 9, 2020, the Company entered into a second amendment to the Yakira Purchase Agreement (the “Second Amendment”). The Second Amendment provided that the Company will purchase from Yakira its 43,930 Rights Shares as soon as practicable on or after December 31, 2020.

On May 11, 2020, Yakira issued a notice under the Yakira Purchase Agreement for Kaleyra to repurchase 1,084,150 shares of common stock at $10.6819 per share, for an aggregate purchase price of $11.6 million, with such payment to be made with restricted cash previously placed in an escrow account with an escrow agent pursuant to the terms of the Yakira Purchase Agreement, plus an additional $4,000. These shares were repurchased by Kaleyra on May 18, 2020 (the “Yakira Repurchase”) and are unrelated to the 43,930 Rights Shares. As a result of the Yakira Repurchase, no cash remains in the escrow account in accordance with the terms of the Yakira Purchase Agreement.

In addition, on December 11, 2020, Kaleyra entered into the third amendment to the forward share purchase agreement with Yakira (the “Third Yakira Amendment”). The Third Yakira Amendment provides that Kaleyra will purchase from Yakira its 43,930 Right Shares as soon as practicable on or after March 31, 2021, at a purchase price of $11.00 per share (which is an increase from $10.93 per share).

As of December 31, 2020, the Company’s debt in connection with the Yakira Purchase Agreement amounted to $483,000.

Subsequent to December 31, 2020, Yakira informed the Company that it sold all but 219 shares in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. See Note 27 – Subsequent Events – for further details. Following the sale of shares mentioned above, the forward share purchase agreement with Yakira has terminated pursuant to its terms for all but the 219 shares that Yakira still owns, and as a result the Company has no further obligations under the Yakira Purchase Agreement except for the purchase of those shares which Yakira still owns.

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

Notwithstanding the Company’s commitment to deposit funds into the escrow account for the purchase of the Glazer Shares, Kaleyra, Inc. shall use its best efforts to enter into a letter of credit agreement for the issuance of a standby letter of credit for the benefit of Glazer with a bank acceptable to Glazer (the “Issuing Bank”) as soon as possible to replace the escrow account. When the letter of credit agreement is entered into, Glazer will instruct the Escrow Agent to deposit the funds held in the escrow account into the collateral account with the Issuing Bank. Concurrently with the execution of the letter of credit agreement, the Issuing Bank shall issue the letter of credit for the benefit of Glazer in the amount of the escrow account. Glazer shall drawdown from the letter of credit to satisfy the payment due to Glazer by the Company for the purchase of the Glazer Shares. In the event that Glazer sells any Glazer Shares pursuant to the sales price restriction set forth above, it shall provide notice to the Company and the Issuing Bank within three business days of such sale, and the Issuing Bank shall release from the collateral account an amount equal to the number of Glazer Shares sold multiplied by $10.6819 to the Company for the Company’s use without restriction, with a corresponding reduction in the amount of the letter of credit. In the event that Glazer elects not to sell to the Company any Glazer Shares, the Issuing Bank shall release all funds in the collateral account to the Company for the Company’s use without restriction and terminate the letter of credit. From November 26, 2019 to December 31, 3019 Glazer sold 53,040 shares on the open market, thus reducing the the Company’s debt in connection with the Glazer Purchase Agreement to $9.3 million as of December 31, 2019.

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

On May 15, 2020, Glazer provided notice that it was exercising its option under the forward share purchase agreement to have its remaining 864,093 shares of common stock repurchased by the Company on May 19, 2020 at $10.6819 per share, for an aggregate purchase price of $9.2 million, which was the full amount remaining under the Letter of Credit as of that date.

Following the repurchase mentioned above, both the forward share purchase agreement with Glazer and the Letter of Credit and Reimbursement Agreement with EagleBank have terminated pursuant to their respective terms, and as a result the Company has no further obligations under either respective agreement following the settlement of the repurchase.

Nomura Global Financial Products

On October 31, 2019, the Company entered into an agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”) for an OTC Equity Prepaid Forward Transaction (the “Forward Transaction”). Pursuant to the terms of the Confirmation, NGFP agreed to waive any redemption right that would require the redemption of shares that it held at the Business Combination Date in exchange for a pro rata amount of the funds held in the Trust Account provided that the Business Combination date occurred prior to December 12, 2019. Rather, NGFP, at its sole discretion, may either sell such shares in one or more transactions, publicly or privately, at a market price of at least $10.50 per share, or hold such shares for a period of time following the consummation of the Business Combination, at which time the Company will be required to purchase from NGFP, and NGFP will be required to sell to the Company, any such shares not otherwise previously sold by NGFP. The Confirmation provides that the Forward Transaction with NGFP is for up to 2,000,000 shares of common stock. The actual number of shares held by NGFP at the Business Combination Date was 1,623,000 shares of common stock (the “Subject Shares”).

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

The “Original Valuation Date” for the Forward Transaction was the first anniversary of the closing of the Business Combination, provided that NGFP and the Company may, not later than ten days prior to the Original Valuation Date, agree, each in their sole discretion, to extend the Valuation Date to the second anniversary of the Business Combination (the “Extended Valuation Date”). At the Original Valuation Date or Extended Valuation Date, the Forward Transaction will be settled by NGFP delivering the remaining Subject Shares to the Company, and the Company paying NGFP an amount equal to the product of (x) the Forward Price, (y) the applicable Accrual Percentage (as defined below), and (z) the number of remaining Subject Shares. The “Accrual Percentage” is the product of (a) with respect to any settlement occurring on or before the Original Valuation Date, 2.75% per annum, and with respect to any settlement occurring after the Original Valuation Date, 3.50% per annum, and (b) the number of actual days divided by the number of days in a year beginning on the date of the Business Combination and ending on the applicable day of the settlement.

On June 4, 2020, the Company and NGFP entered into a letter agreement (the “NGFP Amendment”) to provide for the extension of the Original Valuation Date to the Extended Valuation Date such that the Valuation Date now is November 25, 2021. As a result, if NGFP sells Subject Shares to the Company, NGFP will keep that portion of the cash transferred to it following the closing of the Business Combination attributable to such shares sold to the Company, plus be paid the Accrual Percentage equal to 3.50% per annum, on November 25, 2021.

For the year ended December 31, 2020, financial expense amounted to $611,000. Accrued interest payable of $659,000 is included in “Other current liabilities” in the accompanying consolidated balance sheets.

Subsequent to December 31, 2020, in accordance with the terms of the Confirmation, NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the payment mentioned above, the Forward Transaction with NGFP has terminated pursuant to terms of the Confirmation, and as a result the Company has no further obligations, except for the amount of accrued interest payable to NGFP. See Note 27 – Subsequent Events – for further details.

11. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019, the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”).

Convertible Notes

As of December 31, 2020, the amount outstanding for Business Combination Convertible Notes was $7.5 million and accrued interest on Business Combination Convertible Notes was $241,000.

For the Business Combination Convertible Notes, $7.5 million is classified as “Notes payable due to related parties” in the accompanying consolidated balance sheets. The accrued interest payable is included in “Other current liabilities” in the accompanying consolidated balance sheets.

Interest on the Business Combination Convertible Notes will accrue at a fixed interest rate equal to the one-year US dollar LIBOR interest rate published in The Wall Street Journal on the Business Combination Date, plus a margin of one percent (1%) per annum. Interest will be due and payable annually on each of (1) the date which is the twelve-month anniversary of the Business Combination Date and (2) on the date which is the twenty-four-month anniversary of the Business Combination Date. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed.

Fifty percent (50%) of the outstanding principal balance of these Business Combination Convertible Notes was due and payable on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of these Business Combination Convertible Notes plus all accrued and unpaid interest and fees due under these Business Combination Convertible Notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date.

In the event that the Company receives, at any time while principal on these Business Combination Convertible Notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Notes Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of these Notes will be due and payable no later than ten business days after the Company receives such Notes Financing Proceeds. In the event of a Financing where at any time the Company receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent (100%) of the remaining outstanding principal balance of these Business Combination Convertible Notes, plus all accrued and unpaid interest and fees due under the Notes will be due and payable no later than ten business days after the Company receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

In the event that these Business Combination Convertible Notes are not paid in full on or before the applicable Maturity Date, then at any time after the sixtieth business day after the Maturity Date, assuming payment in full has not been made prior to such date, the outstanding principal amount of these Notes, together with all accrued but unpaid interest on these Business Combination Convertible Notes, may be converted into shares of Company common stock, in part or in whole, at the option of the holder of these Business Combination Convertible Notes by providing written notice at least three business days prior to the date of conversion. A conversion of any portion of these Business Combination Convertible Notes into shares of Company common stock will be effected at a conversion price equal to the Current Market Price as of the date of such conversion (the “Conversion Price”). The term “Current Market Price” means, generally, the average VWAP for the twenty consecutive trading days ending on the date that is five trading days prior to the date of conversion. The term “VWAP” means, for any trading day, the volume weighted average trading price of the Company’s common stock for such trading day on the NYSE (or if the Company’s common stock is no longer traded on the NYSE, on such other exchange as the Company’s common stock is then traded).

Subsequent to December 31, 2020, on the fifteen-month anniversary of the Business Combination Date or February 25, 2021, the fifty percent (50%) of the previously outstanding amount of Business Combination Convertible Notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 of principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the Business Combination Convertible Notes.

Non-convertible Notes

As of December 31, 2020, no amount remained outstanding for the Non-convertible Notes.

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

Under the terms of the Non-convertible Notes, the outstanding principal balance of the Non-convertible Notes, plus all accrued and unpaid interest and fees due under these notes, became due and payable, upon the receipt by the Company, in the equity financing event, namely the Offering mentioned above, of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), no later than ten (10) business days after the Company receives the Financing Proceeds. The principal amount of $6.0 million plus accrued interest of $105,000 for the Non-convertible Note held by Esse Effe and the principal amount of $1.5 million plus accrued interest of $26,000 for the Non-convertible Note held by Maya were paid in full by the Company on July 2, 2020 and June 30, 2020, respectively, and no amount remains outstanding for such notes at year end.

Notes payable - Other

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra filed the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan, which resulted in a $0.2 million loss on settlement on the issuance date of May 1, 2020; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

As of December 31, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $63,000. As of December 31, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $14,000. These notes payable totaling $2.7 million are included in “Long-term portion of notes payable” and the accrued interest payables are included in “Other current liabilities” in the accompanying consolidated balance sheets.

Subsequent to December 31, 2020, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock, par value $0.0001 per share of Kaleyra, pursuant to the terms of the Cowen Note. See Note 27 – Subsequent Events – for further details.

Notes Payable to the Founders

Prior to the closing of the Business Combination, the Company had issued to several of its stockholders or their affiliates (collectively, the “Founders”) various promissory notes that were due to be paid in full upon the closing of the Business Combination (such notes referred to collectively as either the “Extension Notes” or the “Working Capital Notes”). In conjunction with the completion of the Business Combination, Kaleyra and each of GigAcquisitions, LLC (the “Sponsor”) and an affiliate of the Sponsor, GigFounders, LLC, agreed to amend and restate the Extension Notes and Working Capital Notes held by them to provide that in lieu of repaying such promissory notes in full upon the closing of the Business Combination, the outstanding principal balance of such amended and restated notes (the “Amended Extension Notes” and the “Amended Working Capital Notes”), plus all accrued and unpaid interest (as described below) and fees due under the Amended Extension Notes and Amended Working Capital Notes, shall, upon the receipt by Kaleyra, whether in a debt or equity financing event by Kaleyra (which may include the receipt of cash from third parties with which Kaleyra has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after Kaleyra receives the Financing Proceeds. The other holders of Extension Notes and Working Capital Notes similarly agreed to amend and restate these notes to exchange them into Amended Extension Notes and Amended Working Capital Notes after the closing of the Business Combination. Interest on the Amended Extension Notes and Amended Working Capital Notes accrued at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the closing of the Business Combination, which was one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest was computed on the basis of a 365-day year and the actual number of days elapsed. None of the Amended Extension Notes or Amended Working Capital Notes were convertible into securities of Kaleyra upon the closing of the Offering in June 2020. All principal and accrued interest for the Amended Extension Notes and Amended Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes.

12. EMPLOYEE BENEFIT OBLIGATION

The Company sponsors two defined benefit plans covering the majority of Italian employees and all of Solutions Infini’s employees. Total costs of the defined benefit plans for the years ended December 31, 2020 and 2019 was $465,000 and $287,000, respectively.

Changes in obligations of the defined benefit plans is as follows (in thousands):

	As of December 31,
	2020	2019
Benefit obligation at the beginning of the period	$1,424	$1,173
Change in scope of consolidation	—	—
Service cost	231	165
Interest cost	31	33
Actuarial loss	203	89
Benefit paid	(102)	(13)
Foreign exchange translation reserve	123	(23)
Benefit obligation at the end of the period	$1,910	$1,424
Of which:
Current (1)	$24	$26
Long-term	$1,886	$1,398

(1)	Included within “Payroll and payroll related accrued liabilities” in the accompanying consolidated balance sheets.

There are no plan assets servicing the defined benefits plans.

The assumptions used to determine benefit obligations at year-end are as follows:

	As of December 31,
	2020	2019
Discount rate for the Kaleyra S.p.A. plan (1)	0.30%	0.78%
Discount rate for the Solutions Infini plan (2)	6.65%	7.25%
Rate of compensation increase for Kaleyra S.p.A.	0.50% - 3.00%	0.50% - 3.00%
Rate of compensation increase for Solutions Infini	20.00%	15.00%

(1)	The discount rate for Kaleyra S.p.A. is based on the Euro area composite yields AA with a duration equal to the estimated term of the obligations at the balance sheet date.
(2)	The discount rate for Solutions Infini is based on the prevailing market yields of Indian government securities at the balance sheet date for the estimated term of the obligations.

The Company also has a 401(k) defined contribution plan (“401(k) plan”) covering substantially all U.S. domestic employees. The participation in this plan is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Contributions for the 401(k) plan were $102,000 and $54,000 for the years ended December 31, 2020 and 2019, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative net unrealized gain (loss) on marketable securities, net of tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2018	$53	$(22)	$31
Other comprehensive income (loss) before reclassifications	25	38	63
Net amount reclassified from accumulated other comprehensive income (loss)	—	(20)	(20)
Net other comprehensive income (loss)	25	18	43
As of December 31, 2019	78	(4)	74
Other comprehensive income (loss)	(2,910)	10	(2,900)
Net other comprehensive income (loss)	(2,910)	10	(2,900)
As of December 31, 2020	$(2,832)	$6	$(2,826)

14. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero and $2.5 million as of December 31, 2020 and 2019, respectively, represent the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

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

On January 31, 2020, Kaleyra had agreed to pay to the eligible employees of the preference shares, performance bonuses for a total amount of $3.5 million, to be paid in 2020, as a replacement of the preference shares obligation.

On March 24, 2020, given the prevailing situation of the COVID-19 pandemic both globally and in India, Kaleyra agreed with two of the eligible employees to delay payment of their performance bonuses, for a total amount of $1.4 million, and evaluate the timeline for payment thereof at a later date.

During fiscal year 2020, the previously outstanding performance bonus obligation payable to the eligible employees was paid in two different installments of $1.4 million on August 31, 2020, following the resolution of the Board of Directors of Solutions Infini, and of $883,000 on November 30, 2020.

As of December 31, 2020, the outstanding performance bonus obligation payable to the other eligible employees amounted to $1.2 million. This amount is included in the consolidated balance sheets line item “Payroll and payroll related accrued liabilities”.

Subsequent to December 31, 2020, the previously outstanding performance bonus obligation payable to the other eligible employees was agreed to be paid in two different installments of $826,000 on February 15, 2021, and $343,000 (at the February 15, 2021 exchange rate) on April 15, 2021, under the full and final settlement agreements signed with the other eligible employees. See Note 27 – Subsequent Events – for further details.

15. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Liabilities for tax other than income tax	$2,942	$583
Social security liabilities	383	256
Current tax liabilities	434	—
Accrued financial interest	1,066	149
Capital leases	138	66
Other miscellaneous	1,025	325
Total other current liabilities	$5,988	$1,379

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Payable to supplier (1)	$—	$2,700
Interest rate swaps	109	80
Capital leases	208	80
Other miscellaneous	286	295
Total other long-term liabilities	$603	$3,155

(1) This obligation was settled by issuance of a note payable on May 1, 2020, when the settlement agreement with the supplier was executed. See Note 11 – Notes Payable for additional information.

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for doubtful accounts:

A roll-forward of the Company’s allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of the period	$873	$157
Accruals	435	800
Utilization of provision	(612)	(84)
Effect of foreign exchange rate	154	—
Balance, end of the period	$850	$873

17. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy, India, and the United States. The following table sets forth revenue by geographic area for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Italy	$62,411	$60,165
India	36,147	35,162
United States	25,500	9,418
Europe (excluding Italy)	9,827	15,686
Rest of the world	13,483	9,127
Total	$147,368	$129,558

	Year Ended December 31,
	2020	2019
Italy	42.4%	46.4%
India	24.5%	27.1%
United States	17.3%	7.3%
Europe (excluding Italy)	6.7%	12.1%
Rest of the world	9.1%	7.1%

As of December 31, 2020, the majority of the Company’s long-lived assets are located in Italy and the United States. The following table sets long-lived assets by geographic area as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Italy	$2,827	$1,772
India	1,667	1,162
United States	2,225	437
Rest of the world	7	22
Total	$6,726	$3,393

	As of December 31,
	2020	2019
Italy	42.0%	52.2%
India	24.8%	34.2%
United States	33.1%	12.9%
Rest of the world	0.1%	0.7%

18. PERSONNEL COSTS

Personnel costs, net of capitalized software development costs, amounting to $35.3 million for the year ended December 31, 2020 (of which $19.1 million related to RSUs compensation expense) and $12.6 million for the year ended December 31, 2019 (of which $996,000 related to RSUs compensation expense), were allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$8,043	$4,158
Sales and marketing	9,583	2,855
General and administrative	17,676	5,635
Total Personnel Costs	$35,302	$12,648

Approximately 30% of the Company employees are subject to a collective Italian national labor agreement expiring on December 31, 2023.

19. FINANCIAL EXPENSE, NET

Financial expense, net for the years ended December 31, 2020 and 2019, consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Financial Income:
Interest income	$277	$160
Gain on derivatives	33	414
Dividends on marketable securities	33	97
Total Financial Income	343	671
Financial Expense:
Interest expense	(1,762)	(1,073)
Loss on derivatives	(56)	(37)
Total Financial Expense	(1,818)	(1,110)
Financial expense, net	$(1,475)	$(439)

20. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $898,000 and $749,000 for the years ended December 31, 2020 and 2019, respectively.

Future minimum lease payments under leasing obligations as of December 31, 2020 are as follows (in thousands):

	As of December 31, 2020
	Operating leases	Capital leases	Total
2021	$559	$151	$710
2022	489	78	567
2023	443	65	508
2024	350	65	415
2025	322	19	341
2026 and thereafter	136	—	136
Total Minimum Lease Payments	$2,299	$378	$2,677

Future minimum lease payment under capital leases as of December 31, 2020, consisted of the following (in thousands):

As of December 31, 2020
Capital leases
Total payments	$378
Less: Interest portion	32
Net capital lease obligation	346
Less: Current portion	138
Long term portion	$208

The current portion of the capital lease obligation is included in other current liabilities and the long term portion is included in other long-term liabilities in the accompanying consolidated balance sheet.

Contingencies

As of December 31, 2020, the Company had contingent liabilities of $129,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

21. STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2020, there were 33,086,745 shares of common stock issued and 30,288,687 shares outstanding with a par value $0.0001 per share.

On November 25, 2019, the Company issued in the aggregate 10,687,106 shares of common stock to the Sellers as consideration for the Business Combination.

Immediately after giving effect to the Business Combination (including as a result of redemptions, and the automatic conversion of rights into 1,321,756 shares of common stock), there were 19,977,113 shares of the Company’s issued and outstanding common stock as of December 31, 2019.

On April 29, 2020, as additional consideration for the Business Combination as an earn-out, Kaleyra issued 1,763,633 shares of its common stock to the Sellers.

On June 29, 2020, the Company completed an offering relating to the issuance and sale of 7,777,778 shares of the Company’s common stock, par value $0.0001 per share. In addition, on July 24, 2020, the Company issued an additional 984,916 shares of common stock upon the exercise and close of the overallotment option by the underwriters, pursuant to the terms of the Underwriting Agreement.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants will only be exercisable for whole shares at $11.50 per share. As a result, at least four Units must be purchased in order for each holder to receive shares of common stock for all of the Warrants acquired upon their exercise. Under the terms of the Warrant agreement dated December 12, 2017, the Company agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants included in the Units. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the Warrant holder. Each Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.  If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

On September 30, 2020, Kaleyra entered into a Warrant Exchange Agreement with Riverview Group LLC (“Riverview”) (the “Riverview Agreement”). Riverview previously acquired warrants to purchase an aggregate of 3,780,000 shares of the Company’s common stock, par value $0.0001 per share, initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Riverview Agreement, on October 2, 2020, Riverview surrendered the warrant shares and the Company issued an aggregate of 850,500 shares of common stock to Riverview in exchange for the warrants. There was no incremental value related to this exchange transaction. On October 2, 2020, pursuant to the effects of the Riverview Agreement, the total number of outstanding warrants was reduced to 7,374,938 outstanding warrants from the 11,154,938 previously outstanding warrants.

As of December 31, 2020, there were 7,374,938 warrants outstanding.

22. RESTRICTED STOCK UNITS (RSUs)

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

•

The Board of Directors of the Company granted to certain employees, directors and advisory board members of the Company a total of 2,020,411 RSUs. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vested on February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

•

The Board of Directors of the Company and certain advisory board members were granted a total of 135,000 RSUs. These RSUs have no performance conditions and vested 40% on February 1, 2020 with the remaining RSUs vesting ratably over the subsequent three quarters.

On March 24, 2020, the Board’s Compensation Committee approved the grant of 113,506 RSUs to a new manager of the Company. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vested on February 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2021.

In May 2020, the Board’s Compensation Committee approved the grant of 447,714 RSUs to three new managers and two new advisory board members of Kaleyra. These RSUs have no performance conditions and vest as follows:

• 435,714 RSUs under this vesting timeline: (i) 25% of the shares vest on May 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from May 1, 2021;

•8,000 RSUs vested on August 1, 2020 and 4,000 RSUs on November 1, 2020.

On August 6, 2020, the Board’s Compensation Committee approved the grant of 500,200 RSUs to sixty-nine employees of the Company as part of Kaleyra’s retention plan. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on August 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from August 1, 2021.

On November 5, 2020, the Board’s Compensation Committee approved the grant of 233,810 RSUs to twenty-five employees of the Company, five directors and four advisory board members of Kaleyra. These RSUs have no performance conditions and vest as follows:

•66,000 RSUs under this vesting timeline: (i) 25% of the shares vest on November 1, 2021 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from November 1, 2021;

•167,810 RSUs vest in four equal quarterly installments starting from February 1, 2021.

On December 16, 2020, the Board’s Compensation Committee approved the grant of 95,500 RSUs to eleven employees of the Company. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vest on February 1, 2022 and (ii) the remaining 75% vests in equal quarterly installments over a three-year period starting from February 1, 2022.

The following table sets forth the activity in the number of outstanding RSUs for the year ended December 31, 2020:

	Number of shares	Weighted-average grant date fair value (per share)
Non-vested as of December 31, 2019	3,336,095	$8.25
Vested	(1,152,210)	8.24
Granted	1,390,730	6.41
Cancelled	(243,578)	8.25
Non-vested as of December 31, 2020	3,331,037	$7.48

RSUs compensation expense for the years ended December 31, 2020 and 2019 was $19.1 million and $996,000, respectively, which was recorded as follows (in thousands), net of capitalized RSUs compensation expense:

	Year Ended December 31,
	2020	2019
Research and development	$3,984	$299
Sales and marketing	3,934	115
General and administrative	11,199	582
Total	$19,117	$996

As of December 31, 2020, there was $13.6 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.41 years.

As of December 31, 2020, the number of securities remaining available for future issuances under the 2019 Equity Incentive Plan, excluding the number of non-vested RSUs, was 530,667 units.

23. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The following table presents domestic and foreign components of income (loss) before income tax expense (benefit) for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(19,536)	$(7,857)
Foreign	(9,550)	4,618
Loss before income tax expense (benefit)	$(29,086)	$(3,239)

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current
Domestic:
US federal corporate income tax	$—	$—
US state corporate income tax	1	—
Foreign:
IRES (Italian corporate income tax)	305	66
IRAP (Italian regional tax on productive activities)	165	50
Foreign (India)	—	1,977
Other Italian taxes	—	194
Current	471	2,287
Deferred	(2,747)	(14)
Income tax expense (benefit)	$(2,276)	$2,273

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Loss before income tax expense (benefit)	$(29,086)	$(3,239)
Primary tax rate of the Company (1)	21.00%	21.00%
Tax benefit calculated according to the Company's primary tax rate	(6,097)	(680)
State income tax, net of Federal	(1,188)	(483)
Foreign tax rates differences (2)	(750)	319
Change in applicable tax rates	—	(513)
Change in valuation allowance	7,435	2,027
Non-taxable income	—	(196)
Costs not deductible for tax purposes	—	541
Costs not deductible associated with investments	—	36
CFC (Controlled Foreign Corporation rules) (3)	—	288
IRAP (Italian Regional Tax on Productive Activities)	—	4
Taxes on undistributed profits	144	926
Stock based compensation	(1,820)	—
Other taxes	—	4
Reported income tax expense (benefit)	$(2,276)	$2,273

(1)	For the years ended December 31, 2020 and 2019, “primary tax rate of the Company” means the U.S. federal tax rate (21%).
(2)	For the years ended December 31, 2020 and 2019, “foreign” relates to tax jurisdictions outside the United States.
(3)	Recorded by the Company in relation with the Dubai subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Startup costs	$2,918	$2,755
Deferred compensation liabilities	3,557	398
Property and equipment	—	70
Goodwill	100	119
Net operating loss carryforward	9,420	3,370
Other	578	422
Total deferred tax assets	16,573	7,134
Less: valuation allowance	(12,923)	(5,591)
Total deferred tax assets, net	3,650	1,543
Deferred tax liabilities:
Intangible assets	1,891	2,351
Undistributed profits	1,033	1,093
Property and equipment	23	134
Other	—	10
Total deferred tax liabilities	2,947	3,588
Net deferred tax assets (liabilities)	$703	$(2,045)

As of December 31, 2020, the Company has federal, state and foreign net operating loss carryforwards totaling $27.5 million, $27.8 million and $7.2 million, respectfully. If not utilized, federal net operating losses of $5.4 million will expire at various dates from 2026 through 2037, and $22.1 million have an indefinite life. State net operating losses of $27.8 million will expire at various dates from 2037 through 2040. Foreign net operating losses originated in Switzerland and will expire at various dates from 2023 through 2027.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that all of the deferred tax assets will be realized; accordingly, a valuation allowance has been established for the amount of the deferred tax assets on net operating loss carryforward, startup costs, and other deferred tax assets in excess of the deferred tax liabilities that will reverse prior to any net operating loss carryforward expiration date.

The following table sets forth activity in the valuation allowance for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Balance at the beginning of the period	$5,591	$723
Change in scope of consolidation	4,707	2,836
Increase during the period	2,625	2,027
Effect of exchange rate changes	—	5
Balance at the end of the period	$12,923	$5,591

The Company recognizes interest and penalties, if any, related to an underpayment of income taxes in income tax expense. As of December 31, 2020, the Company has accumulated $91,000 in interest expense related to unrecognized tax benefits ($91,000 as of December 31, 2019).

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2020 and 2019 is as follows (in thousands):

	As of December 31,
	2020	2019
Gross unrecognized tax benefits, beginning of the year	$468	$190
Additions for tax positions of prior years	—	—
Additions for tax positions related to the current year	88	193
Change in scope of consolidation	—	—
Reductions due to settlements	—	—
Effect of exchange rate	14	(6)
Subtotal	570	377
Interest and penalties	60	91
Total gross unrecognized tax benefits, end of the year	$630	$468

As of December 31, 2020, the Company had $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $737,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of December 31, 2020, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

On March 27, 2020, the United States enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the CARES Act's impact and determined that none of the changes would result in a material income tax benefit to the Company.  On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law and extends several CARES Act provisions. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions is expected to have a significant impact on our effective tax rate.

24. NET LOSS PER SHARE

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (see Note 5 – Business Combination). Accordingly, weighted-average shares outstanding for purposes of the net loss per share calculation have been retrospectively adjusted to reflect the exchange ratio established in the Business Combination.

The following table sets forth the calculation of basic and diluted loss per common share during the period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Net loss	$(26,810)	$(5,512)
Weighted-average shares used to compute net loss per common share, basic and diluted	24,652,004	11,603,381
Net loss per common share, basic and diluted	$(1.09)	$(0.48)

The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2020 and 2019. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the year ended December 31, 2020, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive, was 15,275,403 (1,244,043 for the year ended December 31, 2019).

25. TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2020 and 2019, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. The outstanding amount due by the Company was $7.5 million plus $241,000 of accrued interest as of December 31, 2020 ($7.5 million plus $22,000 of accrued interest as of December 31, 2019). In addition, the previously outstanding unsecured non-convertible promissory note held by Maya was repaid on June 30, 2020, with a total of $1.5 million in principal and $26,000 in accrued interest being paid to Maya. The principal amount of $6 million plus $105,000 in accrued interest of the unsecured non-convertible promissory note held by Esse Effe was repaid in full on July 2, 2020 ($7.5 million plus $22,000 of accrued interest as of December 31, 2019). See Note 11 – Notes Payable for additional information;

ii.

Unsecured promissory notes issued by the Company to the Sponsor and GigFounders, LLC. This was repaid on June 30, 2020 in the amount of $1.9 million plus $33,000 of accrued interest ($1.9 million including $5,000 of accrued interest as of December 31, 2019). See Note 11 – Notes Payable for additional information;

iii.

Legal services rendered by a partner of Studio Legale Chiomenti, who is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $363,000 and $694,000 in the years ended December 31, 2020 and 2019, respectively;

iv.

Prior to the Business Combination, Kaleyra S.p.A. granted a loan to one of the Company’s directors and executive officers. In November 2019, prior to the Business Combination, the loan was reimbursed in full for a total amount of $36,000. The Company earned interest income on such loan of $600 for the year ended December 31, 2019;

v.

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A.. Ms. Levy received salary and benefits in the amount of $237,000 and $239,000 for the years ended December 31, 2020, and 2019, respectively;

vi.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A.. Mr. Pietro Calogero received salary and benefits in the amount of $35,000 and zero for the years ended December 31, 2020, and 2019, respectively; and

vii.

As of December 31, 2020 and 2019, the outstanding obligation for preference shares due to executive managers was zero and $1.8 million, respectively. As mentioned in Note 14, in the three months ended March 31, 2020, as a result of a modification of the 2018 Solutions Infini Purchase Agreement, a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. As of December 31, 2020, the outstanding performance bonus obligation payable to the executive managers amounted to $1.2 million. See Note 14 – Preference Shares Liabilities – for further details.

The following table presents the expenses for related parties reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$35	$180
Sales and marketing	237	239
General and administrative	363	874
Financial expense, net	355	48

26. LEGAL MATTERS

From time to time, Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($7.5 million at the December 31, 2020 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019.

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing has taken place on February 24, 2021. The decision is expected to be released in the second quarter of fiscal year 2021. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A and Telecom Italia Sparkle S.p.A. before the Court of Milan seeking compensation in the amount of €8.3 million ($10.2 million at the December 31, 2020 exchange rate) for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

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

On April 9, 2020, following the measures taken by the Italian legislator for the Covid-19 pandemic, the above-mentioned hearing was postponed to and then held on October 7, 2020. At the hearing of October 7, 2020, the parties exposed their closing arguments and the decision on the preliminary question as to the suspension of the civil proceedings has been reserved to a panel composed of three judges. The parties also submitted written observations concerning the preliminary question.

On January 7, 2021, the Court issued an order by which the civil proceedings have been suspended until the decision in the pending administrative case, which was deemed to be prejudicial to the civil one, becomes final (i.e., it is no longer subject to appeal). The order was communicated to the parties via certified electronic mail on January 11, 2021.

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authoriry’s Decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible. However, neither the outcome of Kaleyra’s civil action nor its duration is predictable at this time.

The outcome of such civil action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

In addition to the above, Kaleyra has appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning their request for the annual fee to AGCom for years 2016, 2017, 2018, 2019 and 2020.

The first instance proceeding against AGCom’s resolutions for the 2016 contribution was successful for Kaleyra and the Italian Regional Administrative Court annulled the resolutions Kaleyra had appealed (judgement no. 2161/2019). However, AGCom filed its second instance appeal before the Council of State seeking the overruling of the Court’s decision. The appeal has been regularly discussed at the hearing of September 17, 2020 and the Council of State issued its decision number 6175/2020 on October 13, 2020, overruling in part the Regional Court Decision.  AGCom will have to recalculate the annual contribution due from Kaleyra for year 2016. However, the annual contribution is not considered material to Kaleyra’s consolidated financial statements.

For the annual contribution to AGCom relating the years 2017, 2018, 2019 and 2020, the legal proceedings are currently pending before the Italian Regional Administrative Court and no hearing has been scheduled yet. However, the European Court of Justice (“ECJ”) has already delivered its decision on the request for a preliminary ruling submitted by the Council of State on the relevant EU law (case C-399/18). Such decision was delivered on April 29, 2020, in accordance with a simplified procedure due to the previous issuance by the ECJ of a number of judgements on the matter.

27. SUBSEQUENT EVENTS

On February 3, 2021, the previously outstanding performance bonus obligation payable to the other eligible employees under the 2018 Solutions Infini Purchase Agreement was agreed to be paid in two different installments of $826,000 on February 15, 2021, and $343,000 (at the February 15, 2021 exchange rate) on April 15, 2021, upon signing of the full and final settlement agreements with the other eligible employees.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into shares of common stock, par value $0.0001 per share of Kaleyra.  The conversion was effected pursuant to the terms of the Cowen Note. Accordingly, the Company issued to Cowen Investments an aggregate of 303,171 newly-issued shares of common stock, equal to: (i) the unpaid principal amount of the Cowen Note of $2.3 million being converted, divided by (ii) $7.57 (the “Conversion Price”). Upon such complete conversion of the unpaid principal amount of Cowen Note such unpaid principal amount is deemed to be fully paid and satisfied.

On February 18, 2021, Kaleyra executed an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 18, 2021, by and among Kaleyra, its wholly-owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial Inc. (“Vivial”) and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative (“Stockholder Representative”), for the acquisition of the business owned by Vivial known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”). Kaleyra will acquire mGage for a total purchase price of approximately $215 million, subject to adjustments. The consideration to mGage shareholders will consist of cash in the amount of $195 million and 1,600,000 shares of Kaleyra common stock. The Merger is expected to be consummated in the second fiscal quarter of 2021. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), each dated February 18, 2021, with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares (the “PIPE Shares”) of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”), each dated February 18, 2021, with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”). The issuance of the Convertible Notes, together with the issuance of the PIPE Shares, constitutes the “Financing”.

On February 23, 2021, Kaleyra entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 2”). The amendments each provide that certain financial covenants be amended in order to make them less restrictive to the Company, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio.

On February 25, 2021, in accordance with the terms of the Confirmation, Nomura Global Financial Products, Inc. fully terminated the OTC Equity Prepaid Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the payment by NGFP mentioned above, the Forward Transaction with NGFP has terminated pursuant to terms of the Confirmation, and as a result the Company has no further obligations, except for the amount of accrued interest payable to NGFP.

In the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. Following the sale of shares by Yakira mentioned above, only 219 shares remain subject to the Third Yakira Amendment, as such the forward share purchase agreement with Yakira has terminated pursuant to its terms as to all but 219 shares, and the Company has no further obligations under the Yakira Purchase Agreement except for the purchase of those shares which Yakira still owns.

On March 9, 2021 and March 10, 2021, respectively, Kaleyra S.p.A. received the approval by UniCredit to postpone repayment of the principal amounts due under the existing Line A Tranche (2), Line B and Line C of the long-term financing agreements with UniCredit S.p.A. for a period of six (6) months starting from March 1, 2021 until August 8, 2021, and under Line A Tranche (1) of the long-term financing agreement with UniCredit S.p.A. starting from February 1, 2021 until July 31, 2021. Consequently, the repayment schedule under all financing agreements mentioned above has been extended for the period equal to that of the six (6) month suspension period.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combination on November 25, 2019. Prior to the Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, previously existing internal controls were no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal control over financial reporting for the Company’s post-Business Combination has required significant time and resources from management and other personnel during fiscal year 2020. However, the design and ongoing development of Kaleyra’s framework for implementation and evaluation of internal control over financial reporting has ultimately enabled management to conduct an assessment of Kaleyra’s internal control over financial reporting as of December 31, 2020. Accordingly, the Company is including herein management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Based on the prior year assessment, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the prior year assessment, we identified the following material weaknesses:

•	Lack of review and approval process over journal entries; and
•	Lack of timeliness, quality and existence of account reconciliations and review controls.

There were no material misstatements identified in the consolidated financial statements as a result of these material weaknesses.

Following the remediation of the material weaknesses, described below, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the board of directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

As of December 31, 2020, the Company completed the design of Kaleyra’s framework for implementation and evaluation of internal control over financial reporting for the Company post-Business Combination in a manner commensurate with the scale of Kaleyra’s operations. During the quarter ended December 31, 2020, there have been the following changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Kaleyra’s internal control over financial reporting:

•	Implementation of internal controls designed to provide approval and review protocols over journal entries; and
•	Implementation of internal controls designed to improve the timeliness, completeness and accuracy of account reconciliations and review.

The above changes in the internal control over financial reporting of Kaleyra are part of the Company’s newly designed framework for implementation and evaluation of internal control over financial reporting.

Remediation of the Material Weaknesses

We have implemented processes and controls as part of our remediation efforts to address the material weaknesses identified during the prior year. In particular, we engaged third party consultants for the formalization of the Company’s internal controls, Section 404 of the Sarbanes-Oxley Act implementation, a new ERP system and implementation of a new consolidation tool. In addition, in the course of 2020 we significantly improved the groupwide head-count in the Financial Reporting and Internal Control departments of Kaleyra.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2020 (as well as those as of the date of this Annual Report) are listed below.

Name	Age	Position
Dario Calogero	58	Chief Executive Officer and Director
Giacomo Dall'Aglio	49	Chief Financial Officer and Executive Vice President
Dr. Emilio Hirsch	55	Director
Dr. Avi S. Katz	63	Chairman of the Board of Directors
Matteo Lodrini	54	Director
John Mikulsky	75	Director
Neil Miotto	75	Director

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

Dr. Emilio Hirsch. Dr. Emilio Hirsch joined the Board of Directors as an independent director on February 10, 2020. Dr. Hirsch has been since 2005 a Full Professor of Experimental Biology at the Medical School of the University of Torino, Italy. Dr. Hirsch is an affiliate and director of Esse Effe, which is the Company’s largest stockholder. Dr. Hirsch oversees Esse Effe’s holdings, particularly its real estate holdings. Dr. Hirsch is also an entrepreneur and the author of over two hundred and fifty publications. He graduated from the University of Torino in 1988, and also received his Ph.D. from the University of Torino in 1994.The Company believes that Dr. Hirsch is qualified to serve on the Board of based upon his entrepreneurial background, and as he has been attending board meetings of Kaleyra S.p.A., the Company’s wholly owned operating subsidiary, for the last four years and has great familiarity with the Company as a result, his historic knowledge of Kaleyra.

Dr. Avi S. Katz. Dr. Avi S. Katz served as the Company’s Founder, Executive Chairman of the Board, Chief Executive Officer, President and Secretary since October 2017 and upon the closing of the Business Combination, Dr. Katz transitioned to be the Chairman of our Board of Directors. Dr. Katz has spent nearly 32 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Katz is the founder and sole manager of GigCapital Global (GigCG) and its affiliated entities, including GigFounders, LLC, GigAcquisitions, LLC GigAcquisitions2, LLC and GigAcquisitions3, LLC, as well as a managing member of GigManagement, LLC. GigCG is an inceptor of a group of Private-to-Public Equity (PPE) entities, also known as a blank check company or special purpose acquisition company (SPAC) vehicles. He has served as the Executive Chairman of our Board of Directors, Chief Executive Officer, President and Secretary of GigCapital3, Inc. (NYSE: GIK) since its incorporation in February 2020 in Delaware. He is the Founder and Executive Chairman of the Board of GigCapital2, Inc. (NYSE: GIX), since its incorporation in March 2019 in Delaware, and was its Chief Executive Officer from March 2019 until August 2019. Dr. Katz is also the Co-Founder of Cognizer, Inc., an artificial intelligence (“AI”) company with a natural language understanding platform based on deep learning formed in December 2018, and was its Executive Chairman from inception until August 2020. Previously, Dr. Katz dedicated 10 years to developing and managing GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. From its inception in April 2007 until its sale in April 2017, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. GigPeak was sold to Integrated Device Technology, Inc. (Nasdaq: IDTI) for $250 million in cash in April 2017. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the Board of Directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer of Equator Technologies. Equator Technologies sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Equator Technologies was sold to Pixelworks, Inc. for $110 million in 2005. Dr. Katz has held several leadership positions over the span of his 30+ year career within the technology industry and has made numerous angel investments in high-tech companies around the world. In addition, Dr. Katz is a graduate of the Israeli Naval Academy and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur and long-time angel investor in the TMT sector, holds more than 70 U.S. and international patents, has published approximately 300 technical papers and is the editor of a number of technical books. The Company believes Dr. Katz is qualified to serve on the Board based on his leadership, industry and managerial experience.

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

John J. Mikulsky joined the Board of Directors as an independent director in December of 2017. He joined the Board of Directors of GigCapital2, Inc. and the Board of Directors of Cognizer, Inc. in March 2019, serving on that board until August 2020, and the Board of Directors of GigCapital3, Inc. in February 2020. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the Board of Directors of GigPeak from June 2011 until its sale to IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Neil Miotto. Neil Miotto joined the Company’s Board in October 2017. Mr. Miotto also serves as a director of GigCapital2, Inc. since March 2019, GigCapital3, Inc. since February 2020, and was a member of the Board of Directors of Cognizer, Inc. from March 2019 until August 2020. In addition, Mr. Miotto served on the Board of Directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the Board of Directors of GigPeak from 2008 until its sale to IDT in April 2017. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG LLP, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be a “audit committee financial expert” under SEC rules. While at KPMG LLP, Mr. Miotto focused on serving large public companies, primarily semiconductor companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG LLP. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. The Company believes that Mr. Miotto is qualified to serve on the Board based on his financial and managerial experience, and his experience serving on public company boards.

Number, Terms of Office and Election of Executive Officers and Directors

Although our Board is authorized to have seven directors, it is currently comprised of six directors who were voted upon by the stockholders at the special meeting, two of which were re-elected at the annual meeting held in 2020, and there is a vacancy for a seventh director which our Board may in the future act with regard to filling when a suitable candidate is identified.

Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Each Class I director, consisting of Messrs. Hirsch and Mikulsky, will have a term that expires at the Company’s annual meeting of stockholders in 2023 following their reelection to the Board at the 2020 annual meeting of stockholders, each Class II director, consisting of Messrs. Miotto and Lodrini, will have a term that expires at the Company’s annual meeting of stockholders in 2021 and each Class III director, consisting of Dr. Katz and Mr. Calogero, will have a term that expires at the Company’s annual meeting of stockholders in 2022, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

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

Committees of the Board of Directors

Our Board has three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2020.

Audit Committee

We have established an Audit Committee of the Board. Messrs. Miotto, Mikulsky, and Lodrini serve as members of our Audit Committee. Mr. Miotto serves as chairman of the Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee all of whom must be independent. Messrs. Miotto, Mikulsky, and Lodrini are independent.

Each member of the Audit Committee is financially literate and our Board has determined that Mr. Miotto qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

▪

assisting the Board in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company, (2) the preparation and integrity of the consolidated financial statements of the Company, (3) the compliance by the Company with consolidated financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;

▪

reviewing with each of the internal and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discuss with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s consolidated financial statements, 2) all alternative treatments of financial information within accounting principles generally accepted in the United States (“GAAP”) that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly consolidated financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations ” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

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

▪

reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the consolidated financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

▪	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a Compensation Committee of the Board. Messrs. Lodrini, Mikulsky and Miotto serve as members of our Compensation Committee. Mr. Mikulsky serves as chairman of the Compensation Committee. We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including:

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

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board;
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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee of the Board. Messrs. Hirsch, Lodrini, and Mikulsky serve as members of our Nominating and Corporate Governance Committee. Mr. Mikulsky serves as chairman of the Nominating and Corporate Governance Committee. We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

▪	developing and recommending to the Board the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the Board;

▪	reviewing candidates recommended by stockholders;
▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board o considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

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

Messrs. Hirsch, Miotto, Mikulsky and Lodrini are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

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

Our board of directors has adopted a written charter for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each charter is available on our website at https://investors.kaleyra.com/corporate-governance/governance-documents.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that address the composition of the board, criteria for board membership and other board governance matters. These guidelines are available on our website at https://investors.kaleyra.com/corporate-governance/governance-documents. A printed copy of the guidelines may also be obtained by any stockholder upon request.

Section 16(a) Beneficial Ownership Reporting Compliance - Delinquent Section 16(a) Reports

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2020 there were no delinquent filers other than Dr. Hirsch and an entity affiliated with him, EFFE PI Societa Semplice, were delinquent in filing a Form 4 on June 12, 2020 to reflect the transfer of shares previously held by a former director of the Company, Simone Fubini to EFFE PI Societa Sempliceto pursuant to the will of Mr. Fubini following his passing away. The transfer occurred on June 1, 2020 under the applicable Italian laws of descent and distribution.

Item 11. Executive Compensation

Compensation Philosophy and Objectives

Kaleyra has developed an executive compensation program that is consistent with Kaleyra’s existing compensation policies and philosophies, which are designed to align compensation with its business objectives and the creation of stockholder value, while enabling Kaleyra to attract, motivate and retain individuals who contribute to its long-term success. Decisions on the executive compensation program are made by the Compensation Committee of the Board.

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

Employment Agreements

On March 13, 2020, Kaleyra has entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero. That employment agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its compensation committee, and a relocation allowance covering the period of time that Mr. Calogero is based in New York (which is expected to end in July 2021) of $400,000 per year, as well as that he shall be eligible to receive an annual bonus and long-term equity-based awards. The employment agreement with Mr. Calogero is discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.” However, the base salary for Mr. Calogero as stated in the employment agreement is established based on the scope of his responsibilities, taking into account market compensation paid by comparable companies for equivalent positions.

Similarly, although there is not an employment agreement between Kaleyra’s EVP and Chief Financial Officer, Mr. Giacomo Dall’Aglio, his base salary has been determined in a similar manner. In December 2019, the Board of Directors determined that Mr. Dall’Aglio will receive a base salary at an annual rate of €250,000, subject to increase from time to time as determined by the Board or its Compensation Committee, a monthly relocation allowance covering the period of time that Mr. Dall’Aglio is based in New York at the annual rate of €175,000, with payments ending on June 30, 2021, and he is eligible to receive a bonus of 50% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year as well as long-term equity-based awards.

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

Notwithstanding the discussion in the prior paragraph, for the 2020 fiscal year, Kaleyra decided not to have a full-year annual bonus program, and in lieu thereof, on July 13, 2020, Kaleyra instead implemented a corporate bonus program that was utilized to calculate cash and equity bonuses that became payable to employees solely with respect to the second half of fiscal year 2020 (the “Second Half of 2020 Employee MBO Plan”). The Compensation Committee had responsibility for administering the Second Half of 2020 Employee MBA Plan, which applied to all employees, including its named executive officers.

The Second Half of 2020 Employee MBO Plan was designed to align employees with Kaleyra’s business goals and strategies, and to further the objectives of Kaleyra’s compensation program. Payouts under the Second Half of 2020 Employee MBO Plan were determined by the compensation committee following the conclusion of the 2020 fiscal year end, and bonuses were based on Kaleyra achieving objectively determinable financial performance targets (the “Performance Objectives”), and by employees based on their individual achievement of pre-determined “Management by Objectives” (MBOs). The percentage of the target bonus for the named executive officers that was subject to the Performance Objectives and the MBOs was fifty percent (i.e., half of their target bonus will be based upon Kaleyra achieving the Performance Objectives and half of their target bonus will be determined by their individual achievement of their MBOs). The Performance Objectives were measured by the achievement of specific financial goals related to both a revenue and an adjusted earnings achievement requirement for the second half of the 2020 fiscal year. At target revenue performance, sixty percent of the Performance Objectives component of the bonus would be earned, and at target adjusted earnings performance, the other forty percent of the Performance Objectives component of the bonus would be earned. Threshold performance of either the revenue performance or adjusted earnings performance component of the Performance Objectives was at eighty percent of target and resulted in a proportional portion of the respective component of the Performance Objectives earned.

Any bonuses to be paid pursuant to the Second Half of 2020 Employment MBO Plan will be paid in a combination of cash and/or in the form of RSUs. For Mr. Calogero, one hundred percent of the bonus will be paid in RSUs. For Mr. Dall’Aglio, fifty percent of the bonus will be paid in cash and fifty percent of the bonus will be paid in RSUs. The total amount of the bonus for which each of the named executive officers was eligible is respectively for Mr. Calogero and Mr. Dall’Aglio, one hundred percent of the base salary and fifty percent of their base salaries for the second half of fiscal year 2020.

Kaleyra will return to full-year annual bonuses in the 2021 fiscal year, utilizing OKRs as discussed above.

Equity-Based Awards

Kaleyra uses equity-based awards to reward long-term performance of the named executive officers. Kaleyra believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its named executive officers with the interests of its stockholders and serves to motivate and retain the individual named executive officers. Any awards would be made in accordance with the executive compensation program discussed above. Kaleyra is currently using RSUs to encourage long term performance.

Other Compensation

Kaleyra maintains various employee benefit plans, including medical, dental, life insurance and defined benefit plans, granted to Italian and Indian employees, and 401(k) plans covering substantially all U.S. domestic employees, in which the named executive officers will participate. It also provides certain perquisites to its named executive officers, subject to the compensation committee’s ongoing review.

Deductibility of Executive Compensation

Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to the chief executive officer, the chief financial officer, the three other most highly paid executive officers of a publicly traded corporation, and anyone previously subject to Section 162(m) for any taxable year beginning after December 31, 2016. It is the policy of Kaleyra to consider the tax impact of its compensation arrangements as one factor, among others, in evaluating and determining the structure, implementation, and amount of awards paid to its executive officers. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the company and its stockholders, and maintaining tax deductibility will not be the sole consideration taken into account in determining what compensation arrangements are in our and our stockholders’ best interests. The right to grant compensation that is not deductible is expressly reserved, and Kaleyra may do so.

Director Compensation

Kaleyra’s Compensation Committee determines the annual compensation to be paid to the members of its Board.

Following are the tabular disclosures of Kaleyra’s executive officer and director compensation:

Summary Compensation Table

The table below sets forth the annual compensation levels of the principal executive officer who serves as Chief Executive of Kaleyra and the next most highly compensated officer.  Kaleyra does not currently have a third named executive officer following the departure of Ms. Pulzone as set forth below. The compensation totals and individual amounts reflect the compensation of such officers by Kaleyra as of December 31, 2020. In fiscal year 2021, such totals and amounts may change based, on among other things, changes to the terms of the employment of such persons.

Name and Principal Position (1)	Year	Base Salary ($) (1)	Bonus ($) (2)	RSUs Awards ($) (3)	All Other Compensation ($)		Total ($)
Dario Calogero President and Chief Executive Officer	2020	$453,976	$—	$—	$454,699	(4)	$908,675
	2019	447,779	—	3,745,706	418,126	(4)	4,611,611
Giacomo Dall'Aglio (5) EVP and Chief Financial Officer	2020	293,538	85,494	—	289,465	(6)	668,497
	2019	279,862	—	1,872,857	124,610	(6)	2,277,329
Julia Pulzone (7) Former EVP and Chief Financial Officer	2019	184,932	—	—	—		184,932
Luca Giardina Papa (8) Former Chief Financial Officer	2019	156,714	—	655,496	85,391	(9)	897,601

(1)

All employees are paid in local currency; amounts in table are converted to $U.S. to the extent paid in euros. For fiscal year 2020 and 2019, the salaries were paid in euros and converted to $U.S. for purpose of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate for the year ended December 31, 2019. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.

(2)

No bonuses were paid for fiscal year 2019. For fiscal year 2020, all amounts represent annual bonuses that were paid in that fiscal year. All bonuses were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.

(3)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(4)

Other Compensation for Mr. Calogero includes $398,970 for 2020 and $391,806 for 2019 as an annual relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021, paid in equal monthly installments in 2019 and in 2020. Mr. Calogero also received benefits in the amount of $31,015 for 2020 and $26,320 for 2019 for company-paid contributions to the pension plan. These amounts were paid both in euros and in U.S. dollars. The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020. In addition, an exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate for the year ended December 31, 2019.

(5)

Mr. Dall’Aglio was appointed Chief Financial Officer effective December 16, 2019, the base salary reported is that one recognizes from that date. Prior to that time, he was the Company’s EVP and Chief Corporate Development Officer.

(6)

Other Compensation for 2020 for Mr. Dall’Aglio includes $208,362 as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021. Mr. Dall’Aglio also received benefits in the amount of $29,656 for health care insurance, $5,712 (5,011 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $45,734 on behalf of Mr. Dall’Aglio for company-paid contributions to the pension plan. These amounts were paid both in euros and in U.S. dollars. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and includes $9,789 (8,588 euros) for a private pension plan (Fondo di Previdenza Mario Negri). The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020. Other Compensation for 2019 for Mr. Dall’Aglio includes $82,279 (73,500 euros) as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021. Mr. Dall’Aglio also received benefits in the amount of $4,133 (3,692 euros) for health care insurance, $5,597 (5,000 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $22,987 (20,534 euros) on behalf of Mr. Dall’Aglio to the National Social Welfare Institution Pension Plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and includes $9,613 (8,588 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate for the year ended December 31, 2019.

(7)

Ms. Pulzone became the Chief Financial Officer of Kaleyra S.p.A. on March 18, 2019, and ceased being the Company’s EVP and Chief Financial Officer effective December 12, 2019, as such no compensation was reported for fiscal year 2020.

(8)	Mr. Papa served as the Chief Financial Officer of Kaleyra S.p.A. prior to March 18, 2019, as such no compensation for the role of Chief Financial Officer was reported for fiscal year 2020.
(9)

Other Compensation for 2019 for Mr. Papa includes benefits in the amount of $8,092 (7,229 euros) for a company provided car net of reimbursement for personal usage percentage, $4,145 (3,703 euros) for health care insurance, $5,585 (4,989 euros) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $57,981 (51,794 euros) on behalf of Mr. Papa to the National Social Welfare Institution Pension Plan. This represents a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Papa, and includes $9,587 (8,564 euros) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to $U.S. for purposes of presentation in this table. An exchange rate of 1.119446 was used for 2019 and is based on the average exchange rate for the year ended December 31, 2019.

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($)
Dario Calogero	454,025	(1)	$3,745,706
Giacomo Dall'Aglio	227,013	(2)	1,872,857

(1)

454,025 RSUs which vest as follows: 25% of the RSUs vested on February 1, 2021, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024. The Company will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Calogero unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to the Company for its tax withholding obligation.

(2)

227,013 RSUs which vest as follows: 25% of the RSUs vested on February 1, 2021, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024. The Company will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Dall'Aglio unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to the Company for its tax withholding obligation.

Employment Arrangements with Named Executive Officers

On March 13, 2020, Kaleyra entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero (the “Calogero Employment Agreement”). The Calogero Employment Agreement is for a three-year period commencing on November 26, 2019. It provides that Mr. Calogero shall serve as the Chief Executive Officer of Kaleyra and its subsidiaries, with services to be provided both in New York, New York and in Milan, Italy. The Calogero Employment Agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its compensation committee, as well as that he shall be eligible to receive an annual bonus and long-term equity-based awards. The target bonus opportunity for Mr. Calogero is 100% of his base salary (the “Annual Target Bonus”), and at the discretion of the

Board, he may also be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business. Payment of a bonus based upon the Annual Target Bonus shall be done after the Compensation Committee has determined in its sole and absolute discretion whether Mr. Calogero’s performance has achieved the OKR, or other performance objectives established for purposes of bonuses. Beginning in 2021, Mr. Calogero is also eligible to receive grants of long-term awards in the form of cash and/or equity awards under the Kaleyra, Inc. 2019 Equity Incentive Plan. The Calogero Employment Agreement also provides that Mr. Calogero is eligible to participate in the all employee benefit and insurance plans that Kaleyra maintains for similarly situated executives, and that he will receive a relocation allowance covering the period of time that Mr. Calogero is based in New York (which is expected to end in July 2021) of $400,000 per year.

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

Although there is not an employment agreement between Kaleyra’s EVP and Chief Financial Officer, Mr. Giacomo Dall’Aglio, as approved by the Board in December 2019, Mr. Dall’Aglio receives a base salary at an annual rate of €250,000, subject to increase from time to time as determined by the Board or its Compensation Committee, a monthly relocation allowance covering the period of time that Mr. Dall’Aglio is based in New York at the annual rate of €175,000, with payments ending on June 30, 2021, and he is eligible to receive a bonus of 50% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year as well as long-term equity-based awards.

Kaleyra also on March 13, 2020, entered into an amendment of awards with Mr. Dall’Aglio (the “Dall’Aglio Amendment of Awards”). The Dall’Aglio Amendment of Awards provides that if Mr. Dall’Aglio’s employment is terminated for “cause” by Kaleyra or because he resigns without “good reason” (as such terms are defined in the Dall’Aglio Amendment of Awards) within the twelve months following a Covered Transaction (as such term is defined in the Kaleyra, Inc. 2019 Equity Incentive Plan), then one hundred percent of the remaining unvested long-term awards issued to Mr. Dall’Aglio in accordance with the terms of the Kaleyra, Inc. 2019 Equity Incentive Plan, shall become vested and immediately exercisable if the award requires exercise, and one hundred percent of the remaining undelivered shares shall be delivered for such awards that are restricted stock units.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2020.

Name	Fees earned or paid in cash (1)	Stock Awards ($)	RSU Awards ($) (3)	Total
Dr. Avi S. Katz, Chairman of the Board	$125,000	$—	$201,373	$326,373
Neil Miotto, Independent Director and Chairman of the Audit Committee	80,000	—	201,373	281,373
John Mikulsky, Independent Director and Chairman of the Compensation Committee	80,000	—	201,373	281,373
Dr. Emilio Hirsch, Independent Director and Chairman of the Nominating and Corporate Governance Committee (2)	50,000	—	201,373	251,373
Matteo Lodrini, Independent Director	60,000	—	201,373	261,373

(1)	All fees earned were paid out in fiscal year 2020.
(2)	Fees earned by Dr. Emilio Hirsch, Independent Director and Chairman of the Nominating and Corporate Governance Committee were paid out for $25,000 in fiscal year 2020.
(3)	The RSU awards amounts are based on the number of shares granted times the grant date fair value per share of $7.32.

As of December 31, 2020, each current director, other than directors who are also our named executive officers, held the following outstanding restricted stock unit awards:

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($) (5)
Dr. Avi S. Katz	254,523	(1)	$2,074,230
Neil Miotto	141,016	(2)	1,137,798
John Mikulsky	141,016	(2)	1,137,798
Matteo Lodrini	95,614	(3)	763,231
Dr. Emilio Hirsch	27,510	(4)	201,373

(1)

254,523 RSUs, of which (i) 227,013 of such RSUs vest as follows: 25% of the RSUs vested on February 1, 2021, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 27,510 of such RSUs vest in four quarterly installments, beginning on February 1, 2021 and subsequently on May 1, 2021, August 1, 2021, and November 1, 2021.

(2)

141,016 RSUs, of which (i) 113,506 of such RSUs vest as follows: 25% of the RSUs vested on February 1, 2021, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 27,510 of such RSUs vest in four quarterly installments, beginning on February 1, 2021 and subsequently on May 1, 2021, August 1, 2021, and November 1, 2021.

(3)

95,614 RSUs, of which (i) 68,104 of such RSUs vest as follows: 25% of the RSUs vested on February 1, 2021, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on May 1, 2021 and ending on February 1, 2024, (ii) 27,510 of such RSUs vest in four quarterly installments, beginning on February 1, 2021 and subsequently on May 1, 2021, August 1, 2021, and November 1, 2021.

(4)	27,510 RSUs vest in four quarterly installments, beginning on February 1, 2021 and subsequently on May 1, 2021, August 1, 2021, and November 1, 2021.
(5)	Amounts are based on number of shares not vested times the grant date fair value per share of $8.25 and $7.32.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Common Stock of Kaleyra by:

•	each person known to be the beneficial owner of more than 5% of the Common Stock of Kaleyra;
•	each of Kaleyra’s officers and directors; and
•	all executive officers and directors of Kaleyra as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or restricted stock units that will vest within 60 days. As of March 10, 2021, there were 31,150,254 shares of our Common Stock outstanding.

Unless otherwise indicated, Kaleyra believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of Kaleyra beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares		% of Class (2)
Esse Effe S.p.A. (3)	5,602,578	(4)	17.98%
EFFE PI Società Semplice (3)	5,602,578	(4)	17.98%
Maya Investments Limited (5)	5,530,046	(6)	17.73%
Dr. Avi S. Katz (7)	1,379,723		4.43%
Neil Miotto	142,522		*
John Mikulsky	20,846		*
Dario Calogero (5)	5,530,046	(6)	17.73%
Giacomo Dall'Aglio	142,522		*
Matteo Lodrini	53,008		*
Dr. Emilio Hirsch (3)	5,602,578	(4)	17.98%
All directors and executive officers (10 individuals) as a group	13,250,453		41.14%
MUST Asset Management Inc.	1,997,333	(8)	6.41%
*	Less than 1%.
(1)

Unless otherwise indicated, the business address of each of Dr. Avi S. Katz, Neil Miotto and John Mikulsky is 1731 Embarcadero Road, Suite 200, Palo Alto, CA 94303. The address for Esse Effe S.p.A. and EFFE PI Società Semplice is 41, Via Valeggio, Torino, Italy, 10129, Maya Investments Limited is Corso De Porta Nuova 16, Milan, Italy, 20121 and the other individuals is c/o Kaleyra, S.p.A., Via Marco D’Aviano, 2, Milano MI, Italy, 20131.

(2)

Based on 31,150,254 shares of common stock outstanding on March 10, 2021. In accordance with SEC rules, percent of class as of March 10, 2021, is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares subject to securities exercisable by that person or group within 60 days.

(3)	Esse Effe S.p.A is affiliated with EFFE PI Società Semplice (“EFFE PI”), which is affiliated with Dr. Emilio Hirsch, and the shares are beneficially owned by EFFE PI and Mr. Hirsch.
(4)

Does not include Esse Effe S.p.A’s contingent right to receive up to 950,211 Earnout Shares in accordance with terms of the Stock Purchase Agreement, which will not be issued as a result of the failure of the requirements for the contingency to arise having occurred.

(5)	Maya Investments Limited is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra.
(6)

Does not include Maya Investments Limited’s contingent right to receive up to 667,643 Earnout Shares in accordance with terms of the Stock Purchase Agreement, which will not be issued as a result of the failure of the requirements for the contingency to arise having occurred.

(7)

Includes 435,903 shares held by GigAcquisitions, LLC, which is managed by Dr. Avi S. Katz and which will be forfeited pursuant to the terms of the Founder Shares Agreement dated February 22, 2019 as a result of the failure of the requirement for such shares vesting having occurred.

(8)

Based on the Schedule 13G filed by MUST Asset Management Inc. as filed with the SEC on January 28, 2021. Eunmi Koo is reported as being a 50% shareholder of MUST Holdings Inc. and the chief executive officer of MUST Holdings Inc. Dooyong Kim is reported as being a 50% shareholder of MUST Holdings Inc. and the chief executive offier of MUST Asset Management Inc., a wholly-owned subsidiary of MUST Holdings Inc. The business address reported is 3F, Samsung SEI Tower, 39, Eonju-ro 30-gil, Gangnam-gu, Seoul, Republic of Korea.

Item 13. Certain Relationships and Related Transactions

Notes Payable to the Sellers

Pursuant to the terms of an amendment to the Stock Purchase Agreement dated November 23, 2019, the Company recognized the aggregate closing consideration to be paid to two of the Sellers at the closing of the Business Combination (the “Aggregate Closing Consideration”) in the form of unsecured convertible promissory notes (the “Notes”) for a specified principal amount (the “Note Principal Amount”). Of these Notes, two of them were issued at the closing of the Business Combination as unsecured promissory notes to each of Esse Effe and Maya, two companies incorporated in Italy and the U.K., respectively, that are affiliated with members of the Company’s Board of Directors, in the amounts of $6.0 million and $1.5 million respectively, (the “Cash Consideration Notes”). Interest on the Cash Consideration Notes will accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the Closing Date, which is one and ninety-one hundredths percent (1.91%), plus a margin of one percent (1%) per annum. All interest shall be computed on the basis of a 365-day year and the actual number of days elapsed. The outstanding principal balance of the Cash Consideration Notes, plus all accrued and unpaid interest and fees due under the Cash Consideration Notes, shall, upon the receipt by the Company, whether in a debt or equity financing event by the Company (which may include the receipt of cash from third parties with which the Company has entered into forward share purchase agreements), of cash proceeds in an amount not less than $11.5 million (the “Financing Proceeds”), be due and payable no later than ten business days after Buyer receives the Financing Proceeds. Please refer to the Company’s consolidated financial statements for further details. The principal amount of $1.5 million plus accrued interest of $26,000 for the unsecured non-convertible promissory note held by Maya was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such note. On July 2, 2020, the previously outstanding amount of the unsecured non-convertible note held by Esse Effe was repaid in full, with a total of $6.0 million in principal and $105,000 in accrued interest being paid to Esse Effe. The aggregate outstanding amount due by the Company for all of the Notes was $7.5 million plus $241,000 of accrued interest as of December 31, 2020 ($15 million plus $43,000 of accrued interests as of December 31, 2019). See Note 11 – Notes Payable for additional information.

Subsequent to December 31, 2020, on the fifteen-month anniversary of the Business Combination Date or February 25, 2021, the fifty percent (50%) of the previously outstanding amount of the unsecured convertible promissory notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 in principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the Convertible Notes.

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

All principal and accrued interest for the Amended Extension Notes and Amended Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes as of December 31, 2020 ($1.9 million plus $5,800 of accrued interest as of December 31, 2019). See Note 11 – Notes Payable for additional information.

Legal Services

During the years ended December 31, 2020 and 2019, Kaleyra S.p.A. purchased legal services by a partner of Studio Legale Chiomenti who is a family member of a key manager of Kaleyra S.p.A. Costs incurred by Kaleyra S.p.A. for the above legal services were $363,000 and $694,000 in the years ended December 31, 2020 and 2019, respectively.

Loans

Prior to the Business Combination, Kaleyra S.p.A. granted a loan to one of the Company’s directors and executive officers. In November 2019, prior to the Business Combination, the loan was reimbursed in full for a total amount of $36,000. The Company earned interest income on such loan of $600 for the year ended December 31, 2019.

Employee Relationships

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $237,000 and $239,000 for the years ended December 31, 2020, and 2019, respectively.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero is an employee within the marketing team of Kaleyra S.p.A.. Mr. Calogero received salary and benefits in the amount of $35,000 and zero for the years ended December 31, 2020, and 2019, respectively.

Solutions Infini Preference shares

As a part of the Solutions Infini purchase agreement, Kaleyra assumed the obligation to purchase preference shares from certain executive managers of Solutions Infini in 2020 at a variable price determined based upon the target EBITDA of Solutions Infini expected for the year ending March 31, 2020. From an accounting perspective, these preference shares represent compensation for future services for the eligible employees. As of December 31, 2020 and December 31, 2019, the outstanding obligation for preference shares due to executive managers was zero and $1.8 million, respectively. See Note 14 – Preference Shares Liabilities – for further details.

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

On November 25, 2020 (one year after the date of the consummation of the Business Combination), the obligation of the Founders and management team to not transfer, assign or sell any of their Founder Shares or private placement units, or the securities underlying the private placement units, including the Placement Shares, expired.

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

As noted above, all principal and accrued interest for all of the Extension Notes and Working Capital Notes was paid in full by the Company on June 30, 2020, and no amount remains outstanding for such notes.

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

Item 14. Principal Accounting Fees and Services.

For the Company’s fiscal year ended December 31, 2019, the Kaleyra S.p.A.’s independent registered public accounting firm was BPM LLP. BPM LLP has been and remains the independent registered public accounting firm of Kaleyra, Inc., including for the fiscal year ended December 31, 2020.

Fees for professional services provided by the Company’s independent registered public accounting firm include (in thousands):

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$938	$766
Audit-Related Fees (2)	68	—
Tax Fees (3)	41	6
All Other Fees (4)	—	—
Total	$1,047	$772
(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of the quarterly condensed consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination or acquisition.

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

1.1

Underwriting Agreement, dated June 24, 2020, by and among Kaleyra, Inc., Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K as filed with the SEC on June 25, 2020.)

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

2.6†

Agreement and Plan of Merger, dated as of February 18, 2021, by and among Kaleyra Inc., Volcano Merger Sub, Inc., Vivial Inc. and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021)

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

10.44

Settlement Agreement and Release entered into as of April 16, 2020, by and between Kaleyra, Inc., Cowen and Company, LLC, and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit  10.44 to the Annual Report on Form 10-K as filed with the SEC on April 22, 2020.)

10.45

Convertible Promissory Note, dated May  1, 2020, by and between Kaleyra, Inc. and Cowen Investments II LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.46

Convertible Promissory Note, dated May  1, 2020, by and between Kaleyra, Inc. and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.47

Registration Rights Agreement, dated May 1, 2020, by and between Kaleyra, Inc., Cowen Investments  II, LLC and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.48

Amendment No. 2 to Forward Share Purchase Agreement, dated May  9, 2020, by and between Kaleyra, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on May 14, 2020.)

10.49

OTC Equity Prepaid Forward Transaction Confirmation, dated October  31, 2019, by and among GigCapital, Nomura Global Financial Products, Inc., and Nomura Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 1, 2019.)

10.50

Letter Agreement, dated June 4, 2020, by and between Kaleyra, Inc. and Nomura Global Financial Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on June 5, 2020.)

10.51*

General Secured Loan Agreement, dated as of July 16, 2020, by and between Kaleyra, Inc. and Intesa Sanpaolo, S.p.A. of Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on July 21, 2020.)

10.52

Amendment No. 4 to Forward Share Purchase Agreement, dated July 18, 2020, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on July 21, 2020.)

10.53*

Loan Agreement, dated as of July 29, 2020, by and between Kaleyra, Inc. and Intesa Sanpaolo, S.p.A. of Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on August 3, 2020.)

10.54*

Warrant Exchange Agreement, dated September 30, 2020, by and between Kaleyra, Inc. and Riverview Group LLC Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 2, 2020.)

10.55

Amendment No. 3 to Forward Share Purchase Agreement, dated December 11, 2020, by and between Kaleyra, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 14, 2020.)

10.56

Stockholder Support Agreement, dated as of February 18, 2021, by and among Kaleyra, Inc., and certain of the stockholders of Vivial Inc., as identified therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021.)

10.57†

Parent Insider Support Agreement, dated as of February 18, 2021, by and among each of the stockholders of Kaleyra, Inc. identified therein, and Vivial Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021.)

10.58	Form of PIPE Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021.)

10.59	Form of Convertible Note Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021.)

10.60	Form of Indenture (Incorporated by reference to Exhibit A to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021.)

10.61

Amendment to Loan Contract, dated as of February 23, 2021, by and between Kaleyra Inc. and Intesa San Paolo S.p.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 1, 2021.)

10.62

Amendment to Loan Contract, dated as of February 23, 2021, by and between Kaleyra Inc. and Intesa San Paolo S.p.A. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 1, 2021.)

10.63	Approval Letter of UniCredit S.p.A., dated as of March 9, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021.)

10.64	Approval Letter of UniCredit S.p.A., dated as of March 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021.)

10.65	Approval Letter of UniCredit S.p.A., dated as of March 10, 201 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021.)

10.66	Approval Letter of UniCredit S.p.A., dated as of March 10, 2021 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021.)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of BPM LLP Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

KALEYRA, INC.

Date: March 15, 2021	By:	/s/ Dario Calogero
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

Name	Title	Date

/s/ Dario Calogero	President, Chief Executive Officer, and Director	March 15, 2021
Dario Calogero	(Principal Executive Officer)

/s/ Giacomo Dall’Aglio	Chief Financial Officer	March 15, 2021
Giacomo Dall’Aglio	(Principal Financial and Accounting Officer)

/s/ Avi S. Katz	Chairman of the Board of Directors	March 15, 2021
Dr. Avi S. Katz

/s/ Neil Miotto	Director	March 15, 2021
Neil Miotto

/s/ John Mikulsky	Director	March 15, 2021
John Mikulsky

/s/ Emilio Hirsch	Director	March 15, 2021
Dr. Emilio Hirsch

/s/ Matteo Lodrini	Director	March 15, 2021
Matteo Lodrini