Form 10-Q
period 2021-03-31
Kaleyra, Inc.
filed 2021-05-10
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 31,307,336 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,507	$32,970
Short-term investments	4,287	4,843
Trade receivables, net	41,611	43,651
Prepaid expenses	1,233	1,447
Other current assets	5,222	2,134
Total current assets	87,860	85,045
Property and equipment, net	7,113	6,726
Intangible assets, net	7,156	7,574
Goodwill	16,612	16,657
Deferred tax assets	40	703
Other long-term assets	299	1,797
Total Assets	$119,080	$118,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46,135	$51,768
Debt for forward share purchase agreements	—	483
Notes payable due to related parties	3,750	7,500
Lines of credit	4,439	5,273
Current portion of bank and other borrowings	8,082	10,798
Deferred revenue	3,107	3,666
Payroll and payroll related accrued liabilities	3,374	3,292
Other current liabilities	2,786	5,988
Total current liabilities	71,673	88,768
Long-term portion of bank and other borrowings	31,020	31,974
Long-term portion of notes payable	405	2,700
Long-term portion of employee benefit obligation	1,886	1,886
Other long-term liabilities	2,158	603
Total Liabilities	107,142	125,931
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 33,728,675 shares issued and 30,930,617 shares outstanding as of March 31, 2021 and 33,086,745 shares issued and 30,288,687 shares outstanding as of December 31, 2020	3	3
Additional paid-in capital	122,252	93,628
Treasury stock, at cost; 2,798,058 shares as of March 31, 2021 and December 31, 2020	(30,431)	(30,431)
Accumulated other comprehensive loss	(1,725)	(2,826)
Accumulated deficit	(78,161)	(67,803)
Total stockholders’ equity (deficit)	11,938	(7,429)
Total liabilities and stockholders’ equity (deficit)	$119,080	$118,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$39,714	$33,633
Cost of revenue	33,390	28,902
Gross profit	6,324	4,731
Operating expenses:
Research and development	2,868	2,810
Sales and marketing	2,859	3,743
General and administrative	10,602	7,759
Total operating expenses	16,329	14,312
Loss from operations	(10,005)	(9,581)
Other income, net	45	42
Financial expense, net	(719)	(41)
Foreign currency income	355	168
Loss before income tax expense (benefit)	(10,324)	(9,412)
Income tax expense (benefit)	34	(589)
Net loss	$(10,358)	$(8,823)
Net loss per common share, basic and diluted	$(0.34)	$(0.44)
Weighted-average shares used in computing net loss per common share, basic and diluted	30,364,943	19,979,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,358)	$(8,823)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,105	(502)
Net change in unrealized gain on marketable securities, net of tax	(4)	4
Total other comprehensive income (loss)	1,101	(498)
Total comprehensive loss	$(9,257)	$(9,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (1)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	558,396	—	5,011	—	—	—	—	5,011
Warrants exercised for common stock	249,706	—	2,872	—	—	—	—	2,872
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Net loss	—	—	—	—	—	—	(10,358)	(10,358)
Other comprehensive loss	—	—	—	—	—	1,101	—	1,101
Balance as of March 31, 2021	30,930,617	$3	$122,252	2,798,058	$(30,431)	$(1,725)	$(78,161)	$11,938

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(235,169)	—	2,587	235,169	(2,587)	—	—	—
Change in forward share purchase agreement liability	—	—	(271)	—	—	—	—	(271)
Stock-based compensation (RSUs)	137,104	—	6,204	—	—	—	—	6,204
Common stock issued to settle a payable	140,000	—	527	—	—	—	—	527
Net loss	—	—	—	—	—	—	(8,823)	(8,823)
Other comprehensive loss	—	—	—	—	—	(498)	—	(498)
Balance as of March 31, 2020	20,019,048	$2	$11,190	235,169	$(2,587)	$(424)	$(49,816)	$(41,635)

____________________

(1)

On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC, Irwin Silverberg and Jeffrey Bernstein (the “Sponsors) were not entitled to receive the final 50% of the Earnout Shares ("2020 Sponsors’ Earnout Shares") pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that have not vested have been forfeited by all but one Sponsor. That Sponsor has agreed with Kaleyra to cash settle their portion of the 2020 Sponsors’ Earnout Shares in lieu of forfeiting their shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(10,358)	$(8,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	909	638
Stock-based compensation, preference shares and others	4,560	6,308
Non-cash settlement of preference share liability	—	(2,486)
Provision for doubtful accounts	813	117
Realized gains on marketable securities	(2)	—
Employee benefit obligation	69	89
Change in fair value of warrant liability	1,263	—
Reversal of accrued interest on forward share purchase agreement	(659)	—
Non-cash interest expense	115	72
Deferred taxes	663	(323)
Change in operating assets and liabilities:
Trade receivables	440	1,710
Other current assets	(164)	1,111
Other long-term assets	1,499	(808)
Accounts payable	(4,128)	(5,694)
Other current liabilities	(2,735)	3,526
Deferred revenue	(474)	206
Long-term liabilities	(18)	1,505
Net cash used in operating activities	(8,207)	(2,852)
Cash Flows from Investing Activities:
Purchase of short-term investments	—	(3,179)
Sale of short-term investments	546	5,041
Purchase of property and equipment	(91)	(89)
Sale of property and equipment	—	16
Capitalized software development costs	(768)	(731)
Purchase of intangible assets	(2)	(6)
Net cash provided by (used in) investing activities	(315)	1,052
Cash Flows from Financing Activities:
Proceeds from (repayments on) in line of credit, net	(663)	1,721
Borrowings on term loans	—	8,800
Repayments on term loans	(1,869)	(5,463)
Repayments on notes	(3,750)	—
Repurchase of common stock in connection with forward share purchase agreements	—	(2,587)
Receipts (payments) related to forward share purchase agreements	17,045	(167)
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	1,244	—
Repayments on capital lease	(37)	—
Net cash provided by financing activities	11,970	2,304
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(911)	(454)
Net increase in cash, cash equivalents and restricted cash	2,537	50
Cash, cash equivalents and restricted cash, beginning of period	32,970	36,997
Cash, cash equivalents and restricted cash, end of period	$35,507	$37,047
Supplemental disclosures of cash flow information:
Cash paid for interest	$368	$153
Non-cash investing and financing activities
Change in value of forward share purchase agreements	$(483)	$271
Common stock issued to settle a payable	$—	$423
Note payable issued to settle a payable	$—	$400

Stock-based compensation related to capitalized software development costs	$170	$—
Receivable for proceeds from the exercise of warrants	$2,872	$—
Conversion of convertible note to common stock	$2,295	$—
Restricted stock units granted to employees for bonuses	$281	$—
Fair value of warrant liability	$344	$—
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$(18)	$—

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

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of a business combination (the “Business Combination”), and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.

As a result of the Business Combination, the Company (headquartered in Milan, Italy) became a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and user interface based tools for business-to-consumer communications on a global basis. Kaleyra operates in the Communication Platform as a Service (“CPaaS”) market with operations in Italy, India, Dubai and the United States.

Kaleyra’s underlying technology used in the platform is the same across all of its communication services which can generally be described as “omni-channel mobile first interactive notifications via a public or private cloud implementation”. These services include programmable voice/Interactive Voice Response (IVR) configurations, inbound/outbound messaging capabilities, hosted telephone numbers, conversational marketing solutions, and other types of IP communications services such as e-mail, push notifications, and WhatsApp®.

On February 18, 2021, Kaleyra entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Kaleyra, its wholly-owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial Inc. (“Vivial”) and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative (the “Stockholder Representative”), for the acquisition of the business owned by Vivial known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “mGage Merger”). Kaleyra will acquire mGage for a total purchase price of approximately $215 million, subject to adjustments. The consideration to mGage shareholders will consist of cash in the amount of $195 million and 1,600,000 shares of Kaleyra common stock. The mGage Merger is expected to be consummated in the second fiscal quarter of 2021. In support of the consummation of the mGage Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), each dated February 18, 2021, with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the mGage Merger, an aggregate of 8,400,000 shares of Kaleyra common stock (the “PIPE Shares”) to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Notes”), each dated February 18, 2021, with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the mGage Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Kaleyra and our consolidated subsidiaries for all periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021.

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

Liquidity

In connection with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities as of March 31, 2021. The condensed consolidated balance sheet as of March 31, 2021 includes total current assets of $87.9 million and total current liabilities of $71.7 million, resulting in net current assets of $16.2 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of March 31, 2021, the Company still had the following remaining obligations as a result of the Business Combination:

(i)	$405,000 of liabilities related to non-recurring Business Combination transaction related costs;
(ii)	$3.75 million of deferred consideration to the Sellers in the Business Combination transaction.

Subsequent to March 31, 2021, the Company entered into a new loan agreement with Simest S.p.A., and entered into an agreement to postpone repayment of the principal amounts due under the existing Line 3 of the long-term unsecured financing agreement with Banco Popolare di Milano S.p.A. for a period of six (6) months. See Note 21 – Subsequent Events – for further details.

Considering the effects of the new financing and the renegotiation described above, and the typical financial cycle of the Company, management believes that the Company’s cash, cash flows from operations, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

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

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Buc Mobile and The Campaign Registry, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies, including tax related provisions and the valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, restricted cash and cash equivalents, short-term investments and trade receivables. The Company maintains cash and cash equivalents and short-term investments with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three months ended March 31, 2021 and 2020, there were no customers that individually accounted for more than 10% of the Company’s consolidated total revenue. As of March 31, 2021 and December 31, 2020, no customers and one individual customer, respectively, accounted for more than 10% of the Company’s consolidated total trade receivables. As of December 31, 2020, trade receivables accounted for by that one customer amounted to $4.5 million.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in “Financial expense, net” on the condensed consolidated statements of operations. The liability is included in the condensed consolidated balance sheet line item “Other long-term liabilities”. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update apply to all entities that elect to apply the optional guidance in Topic 848. The amendments do not apply to contract modifications made after December 31, 2022 or new hedging relationships entered into after December 31, 2022. For existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, an exception is made for those hedging relationships that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact of the optional expedients and exceptions of this standard on its condensed consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05 “Revenue from contracts with customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). In November 2019, the FASB issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU

2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. While the Company expects the adoption of the Leases standard (Leases Topic 842) to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a)ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses) (“ASU 2016-13”). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

b)ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging). The effective dates for Hedging after applying this ASU are as follows: Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Earlier application is permitted. As noted above, the effective date of this ASU has now been delayed for two years by the issuance of ASU 2019-10. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. As noted above, the effective date of this ASU has now been delayed for two years by the issuance of ASU 2020-05. While the Company expects the adoption of these standards to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Hierarchy as of March 31, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$593	$—	$—	$593
Certificates of deposit (2)	—	3,694	—	3,694
Total Assets	$593	$3,694	$—	$4,287
Liabilities:
Interest Rate Swap (3)	$—	$92	$—	$92
Warrant liability (4)	—	1,589	—	1,589
Total Liabilities	$—	$1,681	$—	$1,681

(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.

(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 17 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$590	$—	$—	$590
Certificates of deposit (2)	—	4,253	—	4,253
Total Assets	$590	$4,253	$—	$4,843
Liabilities
Interest Rate Swap (3)	$—	$109	$—	$109
Debt for forward share purchase agreements (4)	—	483	—	483
Total Liabilities	$—	$592	$—	$592

(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of March 31, 2021 and as of December 31, 2020 were as follows (in thousands):

	As of March 31,				As of December 31,
	2021				2020
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$587	$6	$—	$593	$580	$10	$—	$590
Certificates of deposit	3,694	—	—	3,694	4,253	—	—	4,253

There were no transfers of liabilities into or out of Level 2 or Level 3 for the three months ended March 31, 2021 and the year ended December 31, 2020.

Net realized and unrealized (gains) and losses related to the Company’s preference shares, which were classified as Level 3 liabilities during the quarter ended March 31, 2020, are reported in the condensed consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial income (expense), net	Foreign currency Income (loss)	Total
Three months ended March 31, 2020
Liabilities:
Preference shares	$(941)	$(372)	$(756)	$(417)	$—	$(2,486)

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of March 31, 2021 and December 31, 2020, was €8.6 million ($10.0 million) and €9.5 million ($11.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended March 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Financial expense, net	$13	$7
Total		$13	$7

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of March 31,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Other long-term liabilities	$92	$109
Total		$92	$109

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

Balance as of December 31, 2020	$16,657
Effect of exchange rate	(45)
Balance as of March 31, 2021	$16,612

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of March 31, 2021			As of December 31, 2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets:
Developed technology	$2,737	$1,731	$1,006	$2,742	$1,576	$1,166
Customer relationships	8,903	2,829	6,074	8,925	2,598	6,327
Patent	127	51	76	130	49	81
Total amortizable intangible assets	$11,767	$4,611	$7,156	$11,797	$4,223	$7,574

Amortization expense was $403,000 and $422,000 for the three months ended March 31, 2021 and 2020, respectively.

Total estimated future amortization expense as of March 31, 2021 is as follows (in thousands):

As of March 31, 2021
2021 (remaining nine months)	$1,004
2022	1,160
2023	1,056
2024	853
2025	639
2026 and thereafter	2,444
Total	$7,156

6. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
VAT receivables	$236	$1,347
Receivables from suppliers	1,249	542
Credit for tax other than income tax	589	119
Income tax receivables	94	69
Other receivables	3,054	57
Total other current assets	$5,222	$2,134

Other long-term assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Non-current income tax credit (advances and tax reduced at sources)	$54	$1,509
Miscellaneous	245	288
Total other long-term assets	$299	$1,797

7. BANK AND OTHER BORROWINGS

Credit line facilities

As of March 31, 2021, the Company had credit line facilities granted for a total amount of $7.5 million, of which $4.4 million had been used. As of December 31, 2020, the Company had available credit line facilities for $7.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on the credit line facilities outstanding as of March 31, 2021, was 1.11%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest	As of March 31,	As of December 31,
	2021	2020	Maturity	Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche (1)	$2,750	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	132	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,656	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,153	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	744	931	April 2022	Euribor 3 months + 1.80%	1.26%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,824	4,292	April 2024	Euribor 3 months + 2.60%	2.06%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,265	9,688	June 2026	Euribor 3 months + 1.65%	1.11%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,439	6,734	July 2026	Euribor 3 months + 1.70%	1.16%	1.16%
UBI Banca S.p.A. (Line 1)	125	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	692	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	256	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,949	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	912	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	6,086	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	293	307	December 2023	0.50%	0.50%	0.50%
Simest 2	291	305	December 2023	0.50%	0.50%	0.50%
Simest 3	535	560	December 2023	0.50%	0.50%	0.50%
Total bank and other borrowings	39,102	42,772
Less: current portion	8,082	10,798
Total long-term portion	$31,020	$31,974

All bank and other borrowings are unsecured borrowings of Kaleyra.

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

On March 9, 2021 and March 10, 2021, respectively, Kaleyra received the approval by UniCredit S.p.A. to postpone repayment of the principal amounts due under the existing Line A Tranche (2), Line B and Line C of the long-term financing agreements with UniCredit S.p.A. for a period of six (6) months starting from March 1, 2021 until August 8, 2021, and under Line A Tranche (1) of the long-term financing agreement with UniCredit S.p.A. starting from February 1, 2021 until July 31, 2021. Consequently, the repayment schedule under all financing agreements mentioned above has been extended for the period equal to that of the six (6) month suspension period.

Subsequent to March 31, 2021, Kaleyra received the approval by Banco Popolare di Milano S.p.A. to postpone repayment of the principal amounts due under the existing Line 3 of the long-term financing agreement with Banco Popolare di Milano S.p.A. for a period of six (6) months starting from March 31, 2021 until September 30, 2021. See Note 21 – Subsequent Events – for further details.

Subsequent to March 31, 2021, Kaleyra entered into a new general unsecured loan agreement with Simest S.p.A. for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate). See Note 21 – Subsequent Events – for further details.

As of March 31, 2021, all of the available long-term facilities were drawn in full.

Interest expense on bank and other borrowings was $190,000 for the three months ended March 31, 2021 and $218,000 for the three months ended March 31, 2020.

As of March 31, 2021, the Company is obliged to make payments as follows (in thousands):

As of March 31, 2021
2021 (remaining nine months)	$5,807
2022	10,819
2023	10,537
2024	6,160
2025	3,626
2026 and thereafter	2,153
Total	$39,102

8. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of March 31, 2021, the Company’s debt for forward share purchase agreements amounted to zero.

Yakira Capital Management (“Yakira”)

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021, Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira was terminated pursuant to its terms, and, as a result, the Company has no further obligations under the Yakira Purchase Agreement.

Nomura Global Financial Products

On February 25, 2021, in accordance with the terms of the agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”), NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and, as a result, the Company has no further obligations.

9. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of March 31, 2021.

Business Combination Convertible Notes

As of March 31, 2021, the amount outstanding for the Business Combination Convertible Notes was $3.75 million and accrued interest on the Business Combination Convertible Notes was $65,000.

The Business Combination Convertible Notes are classified as “Notes payable due to related parties” in the accompanying condensed consolidated balance sheets. The accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Fifty percent (50%) of the outstanding principal balance of these notes was due and payable on the fifteen-month anniversary of the Business Combination Date. The remaining outstanding principal balance of these notes plus all accrued and unpaid interest and fees due under these notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date.

In the event that the Company receives, at any time while principal on these notes remains outstanding, cash proceeds of an equity financing (the “Financing”) in an amount not less than $50.0 million (the “Notes Financing Proceeds”), fifty percent (50%) of the outstanding principal balance of these notes will be due and payable no later than ten business days after the Company receives such Notes Financing Proceeds. In the event of a Financing where at any time the Company receives cash proceeds of such Financing in an amount not less than $75.0 million (the “Payoff Financing Proceeds”), one hundred percent of the remaining outstanding principal balance of these notes, plus all accrued and unpaid interest and fees due under the notes will be due and payable no later than ten business days after the Company receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

In the event that these Business Combination Convertible Notes are not paid in full on or before the applicable Maturity Date, then at any time after the sixtieth business day after the Maturity Date, assuming payment in full has not been made prior to such date, the outstanding principal amount of these notes, together with all accrued but unpaid interest on these notes, may be converted into shares of Company common stock, in part or in whole, at the option of the holder of these notes by providing written notice at least three business days prior to the date of conversion. A conversion of any portion of these notes into shares of Company common stock will be effected at a conversion price equal to the Current Market Price as of the date of such conversion (the “Conversion Price”). The term “Current Market Price” means, generally, the average VWAP for the twenty consecutive trading days ending on the date that is five trading days prior to the date of conversion. The term “VWAP” means, for any trading day, the volume weighted average trading price of the Company’s common stock for such trading day on the NYSE (or if the Company’s common stock is no longer traded on the NYSE, on such other exchange as the Company’s common stock is then traded).

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

As of December 31, 2020, the outstanding amount of the Cowen Note was $2.3 million and accrued interest was $63,000. As of December 31, 2020, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $14,000. These notes payable are included in “Long-term portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock pursuant to the terms of the Cowen Note, and, as a result, the Company has no further obligations with respect to the Cowen Note.

As of March 31, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $19,000.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative net unrealized gain (loss) on marketable securities, net of tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss), net of tax	1,105	(4)	1,101
As of March 31, 2021	$(1,731)	$6	$(1,725)

11. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero as of March 31, 2021 and December 31, 2020, represented the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

During fiscal year 2020, following the agreement with the eligible employees of the preference shares to pay performance bonuses for a total amount of $3.5 million, as a replacement of the preference shares obligation, the performance bonus obligation payable to the eligible employees was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020.

On February 3, 2021, the previously outstanding performance bonus obligation payable to the eligible employees was agreed to be paid in two different installments of $826,000 on February 15, 2021 and $340,000 (at the March 31, 2021 exchange rate) on April 15, 2021, under the full and final settlement agreements signed with the eligible employees. See Note 21 – Subsequent Events – for further details.

As of March 31, 2021, the outstanding performance bonus obligation payable to the eligible employees amounted to $340,000. This amount is included in the condensed consolidated balance sheets line item “Payroll and payroll related accrued liabilities”.

12. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Liabilities for tax other than income tax	$437	$2,942
Social security liabilities	295	383
Current tax liabilities	886	434
Accrued financial interest	265	1,066
Capital leases	125	138
Other miscellaneous	778	1,025
Total other current liabilities	$2,786	$5,988

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Interest rate swaps	$92	$109
Warrant liability	1,589	—
Capital leases	175	208
Other miscellaneous	302	286
Total other long-term liabilities	$2,158	$603

13. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy and India. The following table sets forth revenue by geographic area for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Italy	$16,087	$14,608
India	11,718	8,893
United States	5,121	4,289
Europe (excluding Italy)	1,418	2,573
Rest of the world	5,370	3,270
Total	$39,714	$33,633

	Three Months Ended March 31,
	2021	2020
Italy	40.5%	43.4%
India	29.5%	26.4%
United States	12.9%	12.8%
Europe (excluding Italy)	3.6%	7.7%
Rest of the world	13.5%	9.7%

As of March 31, 2021, the majority of the Company’s long-lived assets are located in Italy and India. The following table sets forth long-lived assets by geographic area as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Italy	$3,288	$2,827
India	2,098	1,667
United States	1,719	2,225
Rest of the world	8	7
Total	$7,113	$6,726

	As of March 31,	As of December 31,
	2021	2020
Italy	46.2%	42.0%
India	29.5%	24.8%
United States	24.2%	33.1%
Rest of the world	0.1%	0.1%

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $192,000 and $235,000 for the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under leasing obligations as of March 31, 2021 are as follows (in thousands):

	As of March 31, 2021
	Operating leases	Capital leases	Total
2021 (remaining nine months)	$491	$109	$600
2022	528	75	603
2023	434	62	496
2024	335	62	397
2025	308	18	326
2026 and thereafter	130	—	130
Total minimum lease payments	$2,226	$326	$2,552

Future minimum lease payment under capital leases as of March 31, 2021, consisted of the following (in thousands):

As of March 31, 2021
Capital leases
Total payments	$326
Less: interest portion	26
Net capital lease obligation	300
Less: current portion	125
Long term portion	$175

Contingencies

As of March 31, 2021, the Company had contingent liabilities of $128,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

15. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the three months ended March 31, 2021:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2020	3,331,037	$7.48
Vested	(558,396)	8.08
Granted	939,450	16.23
Cancelled	(8,150)	7.01
Non-vested as of March 31, 2021	3,703,941	$9.61

RSUs compensation expense for the three months ended March 31, 2021 was $4.6 million, which was recorded as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$971	$1,312
Sales and marketing	522	1,053
General and administrative	3,067	3,839
Total	$4,560	$6,204

As of March 31, 2021, there was $23.4 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.56 years.

16. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded an income tax expense of $34,000 and an income tax benefit of $589,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company continues to maintain a full valuation allowance against its domestic deferred tax assets and most foreign jurisdictions other than India also maintain a full valuation against its deferred tax assets.

As of March 31, 2021, the Company maintained $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $737,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of March 31, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

17. WARRANTS

Warrants will only be exercisable for whole shares at $11.50 per share. Under the terms of the warrant agreement dated December 12, 2017 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the warrant holder. Each warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

On April 12, 2021, the SEC issued a SEC Staff Statement on “Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in December 2019. Based on ASC 815-40, “Contracts in Entity’s Own Equity”, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the consolidated statements of operations. Following the SEC Staff Statement, management evaluated the fact pattern set forth within Kaleyra’s Warrant Agreement and concluded that the warrants issued in connection with private placements that occurred in December 2017 and January 2018 concurrently with its initial public offering (the “Private Placement Warrants”) should have been recorded as a liability at fair value as the Private Placement Warrants were not considered to be indexed to the entity’s own stock. Because the transfer of Private Placement Warrants to anyone other than the initial purchasers or their permitted transferees would result in the Private Placement Warrants having substantially the same terms as warrants issued in the Company’s initial public offering, management determined that the fair value of each Private Placement Warrant approximates the fair value of its publicly traded warrants.

Management analyzed the impact of this error on the Company’s prior consolidated financial statements beginning from the date when the Private Placement Warrants were issued and concluded that the adjustments were immaterial to any period presented in previously issued consolidated financial statements. The out-of-period adjustment related to the prior periods was also immaterial to the three months ended March 31, 2021. As a result of this analysis, the Company corrected this error in the three months ended March 31, 2021.

The correction resulted in an increase of $534,000 in other long-term liabilities, a decrease of $344,000 in additional paid-in capital and an increase of $190,000 in financial expense, net. During the three months ended March 31, 2021, the Company recorded $1.3 million, including the $190,000 attributable to prior periods, in financial expense, net on the condensed consolidated statements of operations for the change in fair value of the Private Placement Warrants.

As of March 31, 2021, there were 7,125,232 warrants outstanding, following the exercise of 249,706 warrants during the three-month period ended thereof.

18. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,358)	$(8,823)
Weighted average shares used to compute net loss per common share, basic and diluted	30,364,943	19,979,589
Net loss per common share, basic and diluted	$(0.34)	$(0.44)

The Company generated a net loss for each of the three months ended March 31, 2021 and 2020. Accordingly, the effect of dilutive securities is not considered in the loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended March 31, 2021, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 12,704,582 (14,346,056 for the three months ended March 31, 2020).

19. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2021 and 2020, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. The outstanding amount due by the Company was $3.75 million plus $65,000 of accrued interest as of March 31, 2021 ($7.5 million plus $241,000 of accrued interest as of December 31, 2020).  See Note 9 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, that is a family member of a key manager of the Company. Costs incurred by the Company for the above services were $80,000 and $56,000 in the three months ended March 31, 2021 and 2020;

iii.

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A.. Ms. Levy received salary and benefits in the amount of $60,000 and $57,000 for the three months ended March 31, 2021, and 2020, respectively;

iv.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A.. Mr. Pietro Calogero received salary and benefits in the amount of $12,000 and $5,000 for the three months ended March 31, 2021, and 2020, respectively; and

v.

As mentioned in Note 11, in the three months ended March 31, 2020, as a result of a modification of the Solutions Infini 2018 Purchase Agreement, a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. During the three months ended March 31, 2021 the outstanding bonus compensation of $826,000 was paid on February 15, 2021. As of March 31, 2021, the outstanding performance bonus obligation payable to the executive managers amounted to $340,000. See Note 11 – Preference Shares Liabilities and Note 21 Subsequent Events – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$12	$5
Sales and marketing	60	57
General and administrative	80	56
Financial expense, net	44	122

20. REVENUE

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

Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 98% of total revenue in both the three-month period ended March 31, 2021 and 2020.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 2% of total revenue in both the three-month period ended March 31, 2021 and 2020.

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of March 31, 2021 and December 31, 2020.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of March 31, 2021 and December 31, 2020, the Company recorded $3.1 million and $3.7 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three months ended March 31, 2021, the Company recognized $1.6 million of revenue that was included in deferred revenue as of December 31, 2020.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 13 – Geographic Information for details of revenue by geographic area.

21. SUBSEQUENT EVENTS

On April 15, 2021, the previously outstanding performance bonus obligation of $340,000 (at March 31, 2021 exchange rate) payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full, as such the obligation terminated pursuant to its terms and no more obligation remains outstanding.

On April 15, 2021, Kaleyra S.p.A. and Banco Popolare di Milano S.p.A. entered into an agreement to postpone repayment of the principal amounts due under the existing Line 3 of the long-term unsecured financing agreement for a period of six (6) months starting from March 31, 2021 until September 30, 2021, without prejudice to Kaleyra S.p.A.’s obligations to continue to pay interest in relation to the principal amount at the original due dates.

On April 15, 2021, Kaleyra entered into a general unsecured loan agreement with Simest S.p.A for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate) relating to the Fund 394/81 (the “Simest Financing”) and Fund for Integrated Promotion (the “Co-financing”) for implementation of a program to break into foreign markets. The principal amount of $505,000 (€422,000 at the April 15, 2021 exchange rate) of the financing applies to the Co-financing and has been granted in accordance with Section 3.1 of the Temporary Framework for State aid measures to support the economy in the current COVID-19 outbreak of the European Commission, and as such does not require repayment if used for the purposes stated within Fund 394/81.

The principal amount of $3.1 million (€2.6 million at the April 15, 2021 exchange rate) applies to the Simest Financing. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55%. The loan will have a duration of six (6) years starting from the date of disbursement and will have to be repaid in half-yearly installments starting after a two-year pre-amortization period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

On November 25, 2019, the Company (f/k/a GigCapital, Inc.) completed the acquisition of Kaleyra S.p.A., pursuant to the terms of a Stock Purchase Agreement (the “Business Combination”). In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc. GigCapital, Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kaleyra S.p.A. is a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and connectivity solutions in the API/Communication Platform as a Service (“CPaaS”) market, headquartered in Milan, Italy and with operations in Italy, Germany, India, Dubai and the United States.

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

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020 and obtained its first revenue contracts in the second half of 2020.

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

During the three months ended March 31, 2021, Kaleyra processed nearly 7.0 billion billable messages and 1.2 billion voice calls. Kaleyra organizes its efforts in four principal offices in New York, New York, Vienna, Virginia, Milan, Italy and Bangalore, India with an employee base of over 370 employees.

Kaleyra has more than 3,500 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation. In the three months ended March 31, 2021 and 2020, Kaleyra had no customers which individually accounted for more than 10% of Kaleyra’s consolidated total revenues. Kaleyra has multiple, large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume in the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2020, 85.3% of revenues came from customers which have been on the platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America and Asia-Pacific markets with the acquired Solutions Infini and Buc Mobile businesses, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

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

For the three months ended March 31, 2021 and 2020, all of Kaleyra’s revenue was derived from its communications products in the CPaaS market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended March 31, 2021, the number of messages delivered to customers increased by 2%, compared to the three months ended March 31, 2020, and the number of voice calls connected to customers increased by 55%, compared to the three months ended March 31, 2020. The number of messages delivered to customers is still affected by the spread of the COVID-19 pandemic which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India.

Kaleyra’s business partners in Italy mainly consist of banks and other credit card issuers that connect to their customers (end-user customers) sending highly secured and reliable messages through Kaleyra’s platform.

Volume increase has been driven by the increased number of digital payments transactions made by the end-user customers (such as credit card transactions and other digital payments) and by the increasing penetration rate of digital payments in the underlying payments markets. Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro, Indian Rupees and United Arab Emirates Dirham.

FACTORS AFFECTING COMPARABILITY OF RESULTS

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in the three months ended March 31, 2021, Kaleyra accounted for increasing revenues when compared to the same period of prior year, despite a negative impact in terms of gross marginality. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following the worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the second wave of the COVID-19 pandemic currently hitting the Indian regions. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as below. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in “Financial expense, net” on the condensed consolidated statements of operations. The liability is included in the condensed consolidated balance sheet line item “Other long-term liabilities”. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$39,714	$33,633	$6,081	18%
Cost of revenue	33,390	28,902	4,488	16%
Gross profit	6,324	4,731	1,593	34%
Operating expenses:
Research and development	2,868	2,810	58	2%
Sales and marketing	2,859	3,743	(884)	(24%)
General and administrative	10,602	7,759	2,843	37%
Total operating expenses	16,329	14,312	2,017	14%
Loss from operations	(10,005)	(9,581)	424	4%
Other income, net	45	42	3	7%
Financial expense, net	(719)	(41)	678	NM
Foreign currency income	355	168	187	NM
Loss before income tax expense (benefit)	(10,324)	(9,412)	912	10%
Income tax expense (benefit)	34	(589)	623	NM
Net loss	$(10,358)	$(8,823)	$1,535	17%

NM = Not meaningful

Revenue

In the three months ended March 31, 2021, revenue increased by $6.1 million, or 18%, compared to the three months ended March 31, 2020. This increase was primarily attributable to an increase in the connectivity business and voice activity volume.

Cost of Revenue and Gross Profit

In the three months ended March 31, 2021, cost of revenue increased by $4.5 million, or 16%, compared to the three months ended March 31, 2020. The increase in cost of revenue was primarily attributable to higher costs in connectivity business, mainly due to unplanned service outages. In the three months ended March 31, 2021, gross profit increased by 34% compared to the three months ended March 31, 2020, mainly as a result of the increase in voice activity volume.

Operating Expenses

In the three months ended March 31, 2021, research and development expenses increased by $58,000, or 2%, compared to the three months ended March 31, 2020. Research and development expenses included $971,000 of stock-based compensation in the three months ended March 31, 2021, compared to $1.3 million of stock-based compensation and $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the three months ended March 31, 2020. Excluding such costs and the $788,000 capitalized software development costs, compared to $714,000 capitalized costs in the three months ended March 31, 2020, research and development expenses would have increased by $997,000 mainly due to an increase in the headcount compared to the prior period.

In the three months ended March 31, 2021, sales and marketing expenses decreased by $884,000, or 24%, compared to the three months ended March 31, 2020. Sales and marketing expenses included $522,000 of stock-based compensation in the three months ended March 31, 2021, compared to $1.1 million of stock-based compensation and $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the three months ended March 31, 2020. Excluding such costs, sales and marketing expense would have increased by $740,000. Such increase was primarily attributable to an increase in the headcount compared to the prior period.

In the three months ended March 31, 2021, general and administrative expenses increased by $2.8 million, or 37%, compared to the three months ended March 31, 2020. General and administrative expenses included (i) $3.1 million of stock-based compensation in the three months ended March 31, 2021, compared to $3.8 million in the three months ended March 31, 2020; and (ii) $1.8 million of mGage acquisition transaction costs and $773,000 of transaction costs and costs pertaining to initial public company compliance in the three months ended March 31, 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $2.6 million mainly due to an increase in the headcount compared to the same period of last year.

Other Income, Net

In the three-month period ended March 31, 2021, other income, net increased by $3,000, or 7%, compared to three months ended March 31, 2020 substantially in line compared to the same period of last year.

Financial Expense, Net

In the three months ended March 31, 2021, financial expense, net increased by $678,000, compared to the same period last year. Such increase in financial expense is mainly attributable to the change in fair value of warrant liability of $1.3 million, partially offset by the reversal of interest expense of $659,000 previously accrued on a forward share purchase agreement. The same period last year accounted for the reversal of interest expense previously accrued on the preference share obligations related to the amendment signed in January 2020. Excluding the change in fair value of warrant liability amounting to $1.3 million and the non-recurring reversal of interest expense on a forward share purchase agreement and preference share obligations, amounting to $659,000 and $417,000, respectively, financial expense, net would have decreased by $343,000 in the three months ended March 31, 2021 compared to the same period last year, mainly because of the reduction in notes payable.

Foreign Currency Income

In the three months ended March 31, 2021, foreign currency income increased by $187,000, compared to three months ended March 31, 2020. Such change was mainly attributable to the effects of the fluctuation of the Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the three months ended March 31, 2021, income tax expense increased by $623,000 from an income tax benefit of $589,000 to an income tax expense of $34,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had $35.5 million of cash and cash equivalents and $4.3 million of short-term investments with maturity terms between 4 and 12 months held in India. Of the $39.8 million in cash and short-term investments, $17.3 million was held in Italy, $13.4 million was held in U.S. banks, $8.0 million was held in India with the remainder held in other banks. As of December 31, 2020, the Company had $33.0 million of cash and cash equivalents and $4.8 million of short-term investments.

The condensed consolidated balance sheets as of March 31, 2021 includes total current assets of $87.9 million and total current liabilities of $71.7 million, resulting in net current assets of $16.2 million.

On February 25, 2021, in accordance with the terms of the Confirmation, NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and as a result the Company has no further obligations.

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the proposed Merger, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes. Management currently plans to retain the cash in the jurisdictions where these funds are currently held. Kaleyra believes its cash, cash flows from operations and availability of borrowings will be sufficient to support its planned operations for at least the next 12 months.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquired additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of March 31, 2021, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $43.5 million ($48.0 million as of December 31, 2020).

Kaleyra has credit line facilities of $7.5 million as of March 31, 2021, of which $4.4 million has been used. As of December 31, 2020, Kaleyra had credit line facilities of $7.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Notes Payable - Other

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

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock, par value $0.0001 per share of Kaleyra, pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of March 31, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $19,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of March 31, 2021. Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

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

As of March 31, 2021, the amount outstanding for the Notes payable to the Sellers was $3.75 million in principal and $65,000 in accrued interest.

Forward Share Purchase Agreements Obligations

On February 25, 2021, in accordance with the terms of the agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”), NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and as a result the Company has no further obligations.

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021 Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira terminated pursuant to its terms, and as a result the Company has no further obligations under the Yakira Purchase Agreement. As of March 31, 2021 there are no outstanding obligations under the Forward Share Purchase Agreement.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest	As of March 31,	As of December 31,
	2021	2020	Maturity	Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche (1)	$2,750	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	132	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,656	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,153	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	744	931	April 2022	Euribor 3 months + 1.80%	1.26%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,824	4,292	April 2024	Euribor 3 months + 2.60%	2.06%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,265	9,688	June 2026	Euribor 3 months + 1.65%	1.11%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,439	6,734	July 2026	Euribor 3 months + 1.70%	1.16%	1.16%
UBI Banca S.p.A. (Line 1)	125	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	692	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	256	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,949	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	912	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	6,086	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	293	307	December 2023	0.50%	0.50%	0.50%
Simest 2	291	305	December 2023	0.50%	0.50%	0.50%
Simest 3	535	560	December 2023	0.50%	0.50%	0.50%
Total bank and other borrowings	39,102	42,772
Less: current portion	8,082	10,798
Total long-term portion	$31,020	$31,974

All financial liabilities are unsecured borrowings of Kaleyra.

Liquidity

Kaleyra funds its short- and long-term liquidity needs through a combination of cash on hand, cash flows generated from operations, and borrowings under credit facilities. Kaleyra’s management regularly monitors certain liquidity measures to monitor performance.

The condensed consolidated balance sheet as of March 31, 2021 includes total current assets of $87.9 million and total current liabilities of $71.7 million, resulting in net current assets of $16.2 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of March 31, 2021, the Company still had the following remaining obligations as a result of the Business Combination:

(i) $405,000 of liabilities related to non-recurring Business Combination transaction related costs;

(ii) $3.75 million of deferred consideration to the Sellers in the Business Combination transaction; and

Subsequent to March 31, 2021, the Company entered into a new loan agreement with Simest S.p.A., and entered into an agreement to postpone repayment of the principal amounts due under the existing Line 3 of the long-term unsecured financing agreement with Banco Popolare di Milano S.p.A. for a period of six (6) months. See Note 21 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details.

Considering the effects of the new financing and the renegotiation described above, and the typical financial cycle of the Company, management believes that the Company’s cash, cash flows from operations, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(8,207)	$(2,852)
Net cash provided by (used in) investing activities	(315)	1,052
Net cash provided by financing activities	11,970	2,304
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(911)	(454)
Net increase in cash, cash equivalents and restricted cash	$2,537	$50

In the three months ended March 31, 2021, cash used in operating activities was $8.2 million, primarily consisting of net loss of $10.4 million and $5.6 million of net changes in operating assets and liabilities partially offset by non-cash items, mainly $4.6 million of stock-based compensation, $909,000 of depreciation and amortization expense, $663,000 of deferred taxes changes, $1.3 million of change in fair value of the warrant liability, $659,000 of reversal of interest expense previously accrued on a forward share purchase agreement and $813,000 of provision for doubtful accounts.

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

In the three months ended March 31, 2021, cash used in investing activities was $315,000, primarily consisting of $768,000 of capitalized software development costs, partially offset by $546,000 of proceeds from the sale of short-term investments.

In the three months ended March 31, 2020, cash provided by investing activities was $1.1 million, primarily consisting of $5.0 million of proceeds from sale of short-term investments, partially offset by $3.2 million of purchases of short-term investments and $731,000 to fund the cost of internally developed software.

In the three months ended March 31, 2021, cash provided by financing activities was $12.0 million, primarily consisting of $17.0 million of receipts related to forward share purchase agreements, $1.2 million in proceeds related to the settlement of non-forfeited 2020 Sponsor Earnout Shares, partially offset by $1.9 million of repayments on term loans, $3.8 million of repayments on notes and $663,000 in repayments on lines of credit.

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

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of March 31, 2021, as derived from the condensed consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after March 31, 2021 (in thousands).

	Payment due by period
	Total	2021 (remaining nine months)	2022-2024	2025-2026	Thereafter
Bank and other borrowings (1)	$39,102	$5,807	$27,516	$5,779	$—
Line of credit	4,439	4,439	—	—	—
Capital lease obligations (including interest)	326	109	199	18	—
Operating lease obligations (2)	2,226	491	1,297	438	—
Convertible notes payable to the Sellers (3)	3,750	3,750	—	—	—
Other notes payable (4)	405	—	405	—	—
Total	$50,248	$14,596	$29,417	$6,235	$—

(1)

Subsequent to March 31, 2021, Kaleyra S.p.A. received the approval from Banco Popolare di Milano S.p.A. to postpone the payment of the amounts due under the existing Line 3 of the long-term financing agreement with Banco Popolare di Milano S.p.A for the next six (6) months. Also, subsequent to March 31, 2021, Kaleyra S.p.A. entered into a new long-term financing with Simest S.p.A., denominated in Euro for a total of €3.0 million ($3.6 million at the April 15, 2021 exchange rate) to be repaid in half-yearly installments starting after a two-year pre-amortization period. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55% with a duration of six (6) years starting from the date of disbursement. See Note 21 – Subsequent Events – to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further details.

(2)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(3)

The outstanding principal balance of the notes plus all accrued and unpaid interest and fees due under the notes will be due and payable in full on the twenty-four-month anniversary of the Business Combination Date. In the event that Kaleyra receives, at any time while principal on the notes remains outstanding, cash proceeds of an equity financing in an amount not less than $50.0 million , fifty percent (50%) of the outstanding principal balance of the notes will be due and payable no later than ten business days after Kaleyra receives such Notes Financing Proceeds. In the event of a Financing where at any time Kaleyra receives cash proceeds of such Financing in an amount not less than $75.0 million, one hundred percent of the remaining outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under the notes will be due and payable no later than ten business days after Kaleyra receives such Payoff Financing Proceeds. The date which is the earlier of (a) the twenty-four-month anniversary of the Business Combination Date, or (b) the date payment is received from Payoff Financing Proceeds, is the “Maturity Date”.

(4)

On May 1, 2020, the Company issued to Chardan convertible promissory notes in the aggregate principal amount of $405,000 as a partial settlement of the amounts owed to Chardan for financial advisory services provided by Chardan to Kaleyra S.p.A. in connection with the previously consummated Business Combination. The unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction.

Off-Balance Sheet Arrangements

As of March 31, 2021, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of March 31, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax expense of $34,000 and an income tax benefit of $589,000 for the three months ended March 31, 2021 and 2020, respectively. The Company continues to maintain a full valuation allowance against its domestic deferred tax assets and most foreign jurisdictions other than India also maintain a full valuation against its deferred tax assets.

As of March 31, 2021, the Company maintained $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $737,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of March 31, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing has taken place on February 24, 2021. Accordingly, the parties submitted their final defenses. The decision is expected to be released in the second quarter of fiscal year 2021. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in the condensed consolidated financial statements of the Company.

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

The outcome of such civil action cannot be determined at this time. Therefore, no recognition of these actions has been made in the condensed consolidated financial statements of the Company.

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

Finally, Kaleyra took part in two appeals brought before the Regional Administrative Court of Latium (namely, Tribunale Amministrativo Regionale del Lazio or “TAR Lazio”) by, respectively, an Association of Content Service Providers (“CSP”) for Value Added Services on mobile network (“VAS”), and one singular CSP, against a specific resolution of the Italian Communications Authority regarding the rules for applying a barring mechanism on the SIM of the final users of VAS (resolution no. 10/21/CONS). Kaleyra filed its interventions in both the judicial proceedings to support the measures issued by AGCom.

Specifically, following the hearing before TAR Lazio that took place on March 17, 2021, the Court has issued two orders (no. 1748 and no. 1751, dated March 18, 2021) that rejected the precautionary measures requested by both the plaintiffs, upholding the position represented by Kaleyra to support the legitimacy of the above mentioned resolution. Following the definition of the precautionary phase, both appeals are likely to be discussed on the merits in the next months. As of today, TAR Lazio has not scheduled any further hearing, hence there is no imminent deadline with regard to those judicial proceedings. For the sake of completeness, the final judgments of TAR Lazio on the two appeals above shall not result in any economic direct impact for Kaleyra.

Item 1A. Risk Factors

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.

In the three months ended March 31, 2021, Kaleyra’s 10 largest customers generated an aggregate of 47.4% of its revenue. In the three months ended March 31, 2020, Kaleyra’s 10 largest customers generated an aggregate of 49.0% of its revenue. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially. Kaleyra had over 370 employees as of March 31, 2021, as compared with 260 employees as of March 31, 2020.  This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

In the three months ended March 31, 2021, and 2020, Kaleyra derived 70.0% and 69.9% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 12.8% in the three months ended March 31, 2020 to 12.9% in the three months ended March 31, 2021, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 7.7% in the three months ended March 31, 2020 to 3.6% in the three months ended March 31, 2021. Revenue deriving from customer accounts located in the rest of the world increased from 9.7% in the three months ended March 31, 2020 to 13.5% in the three months ended March 31, 2021. This is in line with the expansion strategy out of Italy and India identified by the Company. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2021, Kaleyra carried a net $23.8 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra has 373,692 warrants that were issued in private placements that occurred concurrently with its initial public offering (the “private warrants”). These private warrants and the shares of Kaleyra common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 373,692 private warrants could be redeemed by the Company for $3,737. Under U.S. GAAP, Kaleyra is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of Kaleyra’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, Kaleyra is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants is not considered material to the historical consolidated financial statements, it was recorded in the condensed consolidated financial statements for the quarter ended March 31, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of Kaleyra common stock.

Failure to complete the mGage Merger could negatively impact the stock price of Kaleyra and future businesses and financial results of Kaleyra.

Completion of the mGage Merger is subject to the satisfaction or waiver of a number of conditions, including the approval of the transaction by the stockholders of Vivial and the approval of the issuance of shares of Kaleyra common stock in connection with the transaction by the stockholders of Kaleyra. Kaleyra cannot guarantee when or if all of these conditions will be satisfied or that the mGage Merger will be successfully completed. The consummation of the mGage Merger may be delayed, the mGage Merger may be consummated on terms different than those contemplated by the mGage merger agreement, or the mGage Merger may not be consummated at all. If the mGage Merger is not completed, or is completed on different terms than as contemplated by the mGage merger agreement, Kaleyra could be adversely affected and subject to a variety of risks associated with the failure to complete the mGage Merger, or to complete the mGage Merger as contemplated by the mGage merger agreement, including the following:

•	Kaleyra could incur substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;
•	Kaleyra’s management’s and employees’ attention may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the mGage Merger;
•	Kaleyra stockholders may be prevented from realizing the anticipated benefits of the mGage Merger;
•	The market price of Kaleyra’s common stock could decline significantly; and
•	Kaleyra could incur reputational harm due to the adverse perception of any failure to successfully complete the mGage Merger.

Any delay in the consummation of the mGage Merger or any uncertainty about the consummation of the mGage Merger on terms other than those contemplated by the mGage merger agreement, or if the mGage Merger is not completed, could materially adversely affect Kaleyra’s business, financial results and share price. In addition, if the mGage Merger is not completed, Kaleyra may experience negative reactions from the financial markets, and Kaleyra may experience negative reactions from their respective customers and employees. Kaleyra also could be subject to litigation related to any failure to complete the mGage Merger or to enforcement proceedings commenced against Kaleyra to perform their respective obligations under the mGage merger agreement. If the mGage Merger is not completed, Kaleyra cannot assure their respective stockholders that the risks described above will not materialize and will not materially affect the business and financial results of Kaleyra and stock price of Kaleyra.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

KALEYRA, INC.

Dated: May 10, 2021	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: May 10, 2021	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)