Form 10-Q
period 2021-06-30
Kaleyra, Inc.
filed 2021-08-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 41,307,336 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$118,625	$32,970
Short-term investments	6,099	4,843
Trade receivables, net	77,252	43,651
Prepaid expenses	3,850	1,447
Deferred costs	371	—
Other current assets	3,668	2,134
Total current assets	209,865	85,045
Property and equipment, net	15,939	6,726
Intangible assets, net	133,525	7,574
Goodwill	96,788	16,657
Deferred tax assets	—	703
Other long-term assets	313	1,797
Total Assets	$456,430	$118,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66,765	$51,768
Debt for forward share purchase agreements	—	483
Notes payable due to related parties	—	7,500
Lines of credit	5,338	5,273
Current portion of bank and other borrowings	9,448	10,798
Deferred revenue	10,775	3,666
Payroll and payroll related accrued liabilities	4,124	3,292
Other current liabilities	6,647	5,988
Total current liabilities	103,097	88,768
Long-term portion of bank and other borrowings	28,611	31,974
Long-term portion of notes payable	189,238	2,700
Long-term portion of employee benefit obligation	1,952	1,886
Deferred tax liability	1,792	—
Other long-term liabilities	1,667	603
Total Liabilities	326,357	125,931
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 44,105,394 shares issued and 41,307,336 shares outstanding as of June 30, 2021 and 33,086,745 shares issued and 30,288,687 shares outstanding as of December 31, 2020	4	3
Additional paid-in capital	245,452	93,628
Treasury stock, at cost; 2,798,058 shares as of June 30, 2021 and December 31, 2020	(30,431)	(30,431)
Accumulated other comprehensive loss	(2,304)	(2,826)
Accumulated deficit	(82,648)	(67,803)
Total stockholders’ equity (deficit)	130,073	(7,429)
Total liabilities and stockholders’ equity (deficit)	$456,430	$118,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$53,992	$31,199	$93,706	$64,832
Cost of revenue	43,529	26,846	76,919	55,748
Gross profit	10,463	4,353	16,787	9,084
Operating expenses:
Research and development	4,282	2,346	7,150	5,156
Sales and marketing	4,660	2,989	7,519	6,732
General and administrative	12,364	6,537	22,966	14,296
Total operating expenses	21,306	11,872	37,635	26,184
Loss from operations	(10,843)	(7,519)	(20,848)	(17,100)
Other income, net	47	11	92	53
Financial expense, net	(908)	(518)	(1,627)	(559)
Foreign currency income (loss)	(191)	(415)	164	(247)
Loss before income tax benefit	(11,895)	(8,441)	(22,219)	(17,853)
Income tax benefit	(7,408)	(313)	(7,374)	(902)
Net loss	$(4,487)	$(8,128)	$(14,845)	$(16,951)
Net loss per common share, basic and diluted	$(0.13)	$(0.39)	$(0.46)	$(0.84)
Weighted-average shares used in computing net loss per common share, basic and diluted	34,292,874	20,606,816	32,328,909	20,293,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,487)	$(8,128)	$(14,845)	$(16,951)
Other comprehensive income (loss):
Foreign currency translation adjustments	(602)	(691)	503	(1,193)
Net change in unrealized gain on marketable securities, net of tax	23	—	19	4
Total other comprehensive income (loss)	(579)	(691)	522	(1,189)
Total comprehensive loss	$(5,066)	$(8,819)	$(14,323)	$(18,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2021	30,930,617	$3	$122,252	2,798,058	$(30,431)	$(1,725)	$(78,161)	$11,938
Stock-based compensation (RSUs)	376,719	—	5,318	—	—	—	—	5,318
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (1)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(4,487)	(4,487)
Other comprehensive loss	—	—	—	—	—	(579)	—	(579)
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2020	20,019,048	$2	$11,190	235,169	$(2,587)	$(424)	$(49,816)	$(41,635)
Common stock repurchased in connection with forward share purchase agreements	(2,023,341)	—	21,631	2,023,341	(21,631)	—	—	—
Change in forward share purchase agreement liability	—	—	1,942	—	—	—	—	1,942
Stock-based compensation (RSUs)	22,000	—	4,630	—	—	—	—	4,630
Proceeds from issuance of common stock in public offering, net of issuance costs	7,777,778	1	31,996	—	—	—	—	31,997
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (2)	440,595	—	2,895	—	—	—	—	2,895
Net loss	—	—	—	—	—	—	(8,128)	(8,128)
Other comprehensive loss	—	—	—	—	—	(691)	—	(691)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (3)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	935,115	—	10,329	—	—	—	—	10,329
Warrants exercised for common stock	249,706	—	2,872	—	—	—	—	2,872
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (1)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(14,845)	(14,845)
Other comprehensive income	—	—	—	—	—	522	—	522
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,258,510)	—	24,218	2,258,510	(24,218)	—	—	—
Change in forward share purchase agreement liability	—	—	1,671	—	—	—	—	1,671
Stock-based compensation (RSUs)	159,104	—	10,834	—	—	—	—	10,834
Proceeds from issuance of common stock in public offering, net of issuance costs	7,777,778	1	31,996	—	—	—	—	31,997
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (2) (4)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(16,951)	(16,951)
Other comprehensive loss	—	—	—	—	—	(1,189)	—	(1,189)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)

____________________

(1)

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million, consisting of both cash and common stock consideration. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount is expected to be settled in fiscal 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million.

(2)

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

(3)

On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC, Irwin Silverberg and Jeffrey Bernstein (the “Sponsors”) were not entitled to receive the final 50% of the Earnout Shares (“2020 Sponsors’ Earnout Shares”) pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that have not vested have been forfeited by all but one Sponsor. That Sponsor has agreed with Kaleyra to cash settle their portion of the 2020 Sponsors’ Earnout Shares in lieu of forfeiting their shares.

(4)

On March 6, 2020, the Company issued to Northland Securities Inc. (“Northland”) 140,000 shares of the Company’s common stock as a partial settlement of the amounts owned to Northland for financial advisory services provided by Northland to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(14,845)	$(16,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,460	1,269
Stock-based compensation, preference shares and others	9,270	11,133
Non-cash settlement of preference share liability	—	(2,486)
Provision for doubtful accounts	808	44
Realized gains on marketable securities	21	—
Employee benefit obligation	122	253
Change in fair value of warrant liability	830	—
Reversal of accrued interest on forward share purchase agreement	(659)	—
Non-cash interest expense	325	117
Deferred taxes	(6,804)	(636)
Change in operating assets and liabilities:
Trade receivables	(7,259)	793
Other current assets	(2,359)	1,938
Deferred costs	46	—
Other long-term assets	1,483	(448)
Accounts payable	(1,882)	(5,375)
Other current liabilities	(2,508)	5,059
Deferred revenue	6,920	171
Long-term liabilities	(82)	698
Net cash used in operating activities	(13,113)	(4,421)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,882)	(4,920)
Sale of short-term investments	546	5,041
Purchase of property and equipment	(177)	(494)
Sale of property and equipment	—	16
Capitalized software development costs	(1,633)	(1,371)
Purchase of intangible assets	(3)	(6)
Acquisition of mGage, net of cash acquired	(195,709)	—
Net cash used in investing activities	(198,858)	(1,734)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	203	1,353
Borrowings on term loans	—	8,800
Repayments on term loans	(3,451)	(5,741)
Proceeds from issuance of convertible notes, net of issuance costs	188,637	—
Repayments on notes	(7,500)	(5,478)
Repurchase of common stock in connection with forward share purchase agreements	—	(24,218)
Receipts (payments) related to forward share purchase agreements	17,045	(620)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	99,051	32,680
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	1,244	—
Proceeds from the exercise of common stock warrants	2,872	—
Repayments on capital lease	(66)	—
Net cash provided by financing activities	298,035	6,776
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	(370)
Net increase in cash, cash equivalents and restricted cash	85,655	251
Cash, cash equivalents and restricted cash, beginning of period	32,970	36,997
Cash, cash equivalents and restricted cash, end of period	$118,625	$37,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$763	$448
Non-cash investing and financing activities
Change in value of forward share purchase agreements	$(483)	$(1,671)
Common stock issued to settle a payable	$—	$3,123
Issuance costs for private and public offering included in accounts payable	$—	$683
Common stock issued to Vivial equity holders (mGage acquisition)	$18,832	$—
Note payable issued to settle a payable	$—	$3,100
Stock-based compensation capitalized as software development costs	$363	$—
Conversion of convertible note to common stock	$2,295	$—
Fair value of warrant liability	$344	$—
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$(18)	$—
Consideration payable related to the acquisition of mGage	$633	$—

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a cloud communications software provider delivering secure Application Protocol Interfaces (“APIs”) and user interface based tools for business-to-consumer communications on a global basis. Kaleyra operates in the Communication Platform as a Service (“CPaaS”) market with operations in Italy, India, Dubai and the United States.

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

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”).

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount is expected to be settled in fiscal 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

Subsequent to June 30, 2021, Kaleyra announced the acquisition of Bandyer Srl (“Bandyer”). Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance, human resources and digital healthcare organizations. Bandyer has been serving customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases including group video calls and webinars.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Kaleyra and our consolidated subsidiaries for all periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021.

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

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through June 30, 2021. The condensed consolidated balance sheet as of June 30, 2021 includes total current assets of $209.9 million and total current liabilities of $103.1 million, resulting in net current assets of $106.8 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of June 30, 2021, the Company only had $405,000 of remaining obligations as a result of the Business Combination.

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the Merger, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors and the Convertible Note Subscription Agreements with the Convertible Note Investors. Pursuant to these agreements, and prior to the closing of the Merger on June 1, 2021, Kaleyra issued and sold in private placements an aggregate of $105 million or 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and $200 million aggregate principal amount of unsecured Merger Convertible Notes.

Considering the effects of the financings described above and the typical financial cycle of Kaleyra, Kaleyra’s management believes that the Company’s cash and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Business seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses toward the higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce orders.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Buc Mobile, The Campaign Registry and mGage, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair values and estimated lives of acquired intangible assets; accruals and contingencies, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, restricted cash and cash equivalents, short-term investments and trade receivables. The Company maintains cash and cash equivalents and short-term investments with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three months ended June 30, 2021 and 2020, there were zero and one customer, respectively, that individually accounted for more than 10% of the Company’s consolidated total revenue. In the six months ended June 30, 2021 and 2020, there were no customers that individually accounted for more than 10% of the Company’s consolidated total revenue. In the three months ended June 30, 2020, revenue generated by that one customer accounted for $3.7 million. As of June 30, 2021 and December 31, 2020, one individual customer in both periods accounted for more than 10% of the Company’s consolidated total trade receivables. Trade receivables accounted for by that one customer amounted to $7.9 million as of June 30, 2021 and another customer accounted for $4.5 million in trade receivables as of December 31, 2020.

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which is aimed to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

3. BUSINESS COMBINATION

Acquisition of mGage

On June 1, 2021, Kaleyra completed its Merger with Vivial and the resulting acquisition of the business owned by Vivial known as mGage, a leading global mobile messaging provider. The acquisition of mGage provided an opportunity for Kaleyra to expand its network operator connections and become one of only four companies providing direct connectivity to all US carriers.

Pursuant to the Merger Agreement dated as of February 18, 2021, by and among Kaleyra, its wholly-owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative, Vivial was merged with and into Merger Sub, with Vivial surviving as a wholly-owned subsidiary of Kaleyra. The name of Vivial was changed to mGage Group Holdings, Inc. (“mGage Group Holdings”) as a result of the Merger. Subsequently, on July 1, 2021, this name was again changed to Kaleyra US Inc.

The Merger consideration consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount is expected to be settled in fiscal 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock (the “Parent Common Stock”). The resulting amount, which was based upon the $11.77 per share closing price of Parent Common Stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

The Merger was financed through (i) the proceeds from the issuance and sale by Kaleyra, of an aggregate of 8,400,000 shares of Kaleyra common stock to PIPE Investors at $12.50 per share, pursuant to the subscription agreements dated February 18, 2021; and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. See Note 10 – Notes Payable for additional details on the Merger Convertible Notes.

The Merger was accounted for as a business combination and the total fair value of the consideration transferred of $218.0 million was allocated to the net tangible and intangible assets and liabilities based on their fair values as of the acquisition date and the excess was recorded as goodwill. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Customer relationships (1)	$78,100
Developed technology (1)	37,100
Trade names (1)	13,000
Deferred tax assets on loss carryforward	31,489
Goodwill (2)	80,336
Accounts receivable and other current assets	29,995
Property and equipment	8,450
Cash and cash equivalents	2,856
Total assets acquired	281,326
Deferred tax liabilities	40,704
Accounts payable and other current liabilities	22,591
Total liabilities assumed	63,295
Net assets acquired	$218,031
(1)

Identified finite-lived intangible assets. The estimated fair value of the intangible assets acquired was determined by the Company, which considered or relied in part upon a valuation report of a third-party expert. The Company used income approaches to estimate the fair values of the identifiable intangible assets. The estimated useful life is 7 to 9 years for customer relationships, 6 years for developed technology and 8 years for trade names.

(2)

Goodwill is the excess of fair value of the consideration transferred over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and represents expected synergies of the combination of the acquired business. Goodwill is not deductible for income tax purposes.

In 2021, the Company incurred costs related to this acquisition of $5.5 million that were expensed in general and administrative expenses in the accompanying consolidated statements of operations.

The contribution of mGage to the consolidated revenue and consolidated net loss for the month ended June 30, 2021 was $10.2 million and net income of $934,000, respectively.

Unaudited supplemental pro-forma information

The following table presents unaudited supplemental pro-forma information for the three and six months ended June 30, 2021 and 2020 as if the Merger had occurred on January 1, 2020. The main adjustments reflected in the unaudited pro-forma financial information are as follows:

(i)

the amortization of intangible assets arising from the purchase price allocation amounting to (i) $2.0 million and $5.0 million for three and six months ended June 30, 2021, respectively, net of the related tax effect of $748,000 and $1.9 million, respectively, which are referred to the period starting on January 1, 2021 through the date of the Merger, and (ii) $3.0 million and $6.1 million for three and six months ended June 30, 2020, respectively, net of the related tax effect of $1.1 million and $2.2 million, respectively, which are referred to the entire periods;

(ii)

the financial expenses incurred in connection with the Merger Convertible Notes amounting to (i) $1.9 million and $4.9 million for three and six months ended June 30, 2021, respectively, which are referred to the period starting on January 1, 2021 through the date of the Merger, and (ii) $3.8 million and $7.4 million for three and six months ended June 30, 2020, respectively, which are referred to the entire periods. No pro forma tax benefit has been reflected in connection with the pro forma adjustment to financial income (expense), net as Kaleyra is in a net loss tax position and a valuation allowance would be established for the amount of any deferred tax assets.

Transaction costs incurred in connection with the transactions were not eliminated. The pro-forma financial information is not necessarily indicative of the results of operation that would have occurred had the transactions been affected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$76,552	$65,831	$148,127	$134,576
Net loss	(5,440)	(5,542)	(18,257)	(14,257)
Net loss per common share, basic and diluted	(0.13)	(0.18)	(0.45)	(0.47)
Weighted-average shares used in computing net loss per common share, basic and diluted	41,181,763	30,606,816	40,773,353	30,293,203

The contribution of mGage to the pro-forma consolidated revenue was $32.7 million and $64.6 million for the three and six months ended June 30, 2021, respectively, and $34.6 million and $69.7 million for the three and six months ended June 30, 2020, respectively.

The contribution of mGage to the pro-forma consolidated net loss was an income of $241,000 and a net loss of $2.2 million for the three and six months ended June 30, 2021, respectively, and an income of $2.6 million and $2.7 million for the three and six months ended June 30, 2020, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Hierarchy as of June 30, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$591	$—	$—	$591
Certificates of deposit (2)	—	5,508	—	5,508
Total Assets	$591	$5,508	$—	$6,099
Liabilities:
Interest Rate Swap (3)	$—	$66	$—	$66
Warrant liability (4)	—	1,155	—	1,155
Total Liabilities	$—	$1,221	$—	$1,221
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.

(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 18 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$590	$—	$—	$590
Certificates of deposit (2)	—	4,253	—	4,253
Total Assets	$590	$4,253	$—	$4,843
Liabilities
Interest Rate Swap (3)	$—	$109	$—	$109
Debt for forward share purchase agreements (4)	—	483	—	483
Total Liabilities	$—	$592	$—	$592
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of June 30, 2021 and as of December 31, 2020 were as follows (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$572	$19	$—	$591	$580	$10	$—	$590
Certificates of deposit	5,508	—	—	5,508	4,253	—	—	4,253

There were no transfers into or out of Level 2 or Level 3 for the three and six months ended June 30, 2021 and the year ended December 31, 2020.

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

5. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of June 30, 2021 and December 31, 2020, was €7.7 million ($9.1 million) and €9.5 million ($11.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020	2021	2020
Interest Rate Swap	Financial income (expense), net	$28	$(51)	$41	$(44)
Total		$28	$(51)	$41	$(44)

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of June 30,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Other long-term liabilities	$66	$109
Total		$66	$109

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

Balance as of December 31, 2020	$16,657
Goodwill additions related to 2021 acquisition	80,336
Effect of exchange rate	(205)
Balance as of June 30, 2021	$96,788

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of June 30, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$39,819	$2,389	$37,430	$2,742	$1,576	$1,166
Customer relationships	86,920	3,764	83,156	8,925	2,598	6,327
Trade names	13,000	135	12,865	—	—	—
Patent	129	55	74	130	49	81
Total amortizable intangible assets	$139,868	$6,343	$133,525	$11,797	$4,223	$7,574

Amortization expense was $1.8 million and $406,000 for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $828,000 for the six months ended June 30, 2021 and 2020, respectively.

Total estimated future amortization expense as of June 30, 2021 is as follows (in thousands):

As of June 30, 2021
2021 (remaining six months)	$8,900
2022	17,745
2023	17,643
2024	17,442
2025	17,227
2026 and thereafter	54,568
Total	$133,525

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
VAT receivables	$875	$1,347
Receivables from suppliers	1,282	542
Credit for tax other than income tax	886	119
Income tax receivables	96	69
Other receivables	529	57
Total other current assets	$3,668	$2,134

Other long-term assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Non-current income tax credit (advances and tax reduced at sources)	$53	$1,509
Miscellaneous	260	288
Total other long-term assets	$313	$1,797

8. BANK AND OTHER BORROWINGS

Credit line facilities

As of June 30, 2021, the Company had credit line facilities denominated in Euro for a total amount of $7.5 million, of which $5.3 million had been used. As of December 31, 2020, the Company had credit line facilities denominated in Euro for $7.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on those credit line facilities outstanding as of June 30, 2021, was 1.22%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest	As of June 30,	As of December 31,
	2021	2020	Maturity	Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche 1)	$2,787	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	133	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,691	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,182	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	603	931	April 2022	Euribor 3 months + 1.80%	1.26%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,587	4,292	April 2024	Euribor 3 months + 2.60%	2.06%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,384	9,688	June 2026	Euribor 3 months + 1.65%	1.11%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,523	6,734	July 2026	Euribor 3 months + 1.70%	1.16%	1.16%
UBI Banca S.p.A. (Line 1)	51	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	401	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	199	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,579	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	824	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	6,169	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	248	307	December 2023	0.50%	0.50%	0.50%
Simest 2	246	305	December 2023	0.50%	0.50%	0.50%
Simest 3	452	560	December 2023	0.50%	0.50%	0.50%
Total bank and other borrowings	38,059	42,772
Less: current portion	9,448	10,798
Total long-term portion	$28,611	$31,974

All bank and other borrowings are unsecured borrowings of Kaleyra.

On February 23, 2021, Kaleyra entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 2”). The amendments each provide that certain financial covenants be amended, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio. Upon the approval of the audited statutory financial statements of Kaleyra S.p.A. for the year ended December 31, 2020 in June 2021, the calculated net financial position/gross operating income ratio failed to comply with the amended terms of the unsecured loan agreement with Intesa San Paolo S.p.A.. As a result of such failure, Intesa San Paolo S.p.A. was entitled to raise the interest rate bearing on the existing financing agreements of Intesa San Paolo S.p.A. by fifty (50) bps. No principal amount was subject to early reimbursement under the amended terms of the loan agreement. On August 3, 2021, the Company was notified by Intesa San Paolo S.p.A. of their resolution to apply the incremental fifty (50) bps to the interest rate bearing on future payments of interest.

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

The principal amount of $3.1 million (€2.6 million at the April 15, 2021 exchange rate) applies to the Simest Financing. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55%. The loan will have a duration of six (6) years starting from the date of disbursement and will have to be repaid in half-yearly installments starting after a two-year pre-amortization period. As of June 30, 2021, the loan has not yet been disbursed pending the final documentation review by Simest S.p.A. under Fund 394/81 rules.

As of June 30, 2021, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

Interest expense on bank and other borrowings was $180,000 and $199,000 for the three months ended June 30, 2021 and 2020, respectively, and $370,000 and $417,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company is obliged to make payments as follows (in thousands):

As of June 30, 2021
2021 (remaining six months)	$4,337
2022	10,957
2023	10,672
2024	6,240
2025	3,673
2026 and thereafter	2,180
Total	$38,059

9. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of June 30, 2021, the Company’s debt for forward share purchase agreements amounted to zero.

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

Nomura Global Financial Products

On February 25, 2021, in accordance with the terms of the agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”), NGFP fully terminated the forward share purchase agreement (“Forward Transaction”) and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and, as a result, the Company has no further obligations.

10. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of June 30, 2021.

Business Combination Convertible Notes

As of June 30, 2021, the Business Combination Convertible Notes held by Esse Effe and Maya amounted to zero.

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

Under the terms of the Business Combination Convertible Notes, the outstanding principal balance of the Business Combination Convertible Notes, plus all accrued and unpaid interest and fees due under these notes, became due and payable, upon the receipt by the Company of cash proceeds of an equity financing in an aggregate gross amount of $105.0 million or 8,400,000 shares of Kaleyra common stock at $12.50 per share issued to the PIPE Investors in the private placement equity financing event immediately prior to the closing of the Merger Agreement of June 1, 2021. The principal amount of $3.8 million plus accrued interest of $84,000 for the Business Combination Convertible Notes held by Esse Effe and Maya was paid in full on June 2, 2021. Following the repayment, the Business Combination Convertible Notes terminated pursuant to their terms and no further amounts were due.

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

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of June 30, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $24,000. This note payable is included in “Long-term portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

Merger Convertible Notes

On February 18, 2021, in support of the consummation of the Merger, Kaleyra entered into Convertible Note Subscription Agreements, each dated February 18, 2021, with the Convertible Note Investors. On June 1, 2021, the Company issued the Merger Convertible Notes with an aggregate principal amount of $200 million. The Company incurred $11.4 million of issuance costs as a result of the issuance of the Merger Convertible Notes.

In connection with the issuance of the Merger Convertible Notes pursuant to the terms of the Convertible Note Subscription Agreements, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (the “Indenture Trustee”), in respect of the $200 million of Merger Convertible Notes that were issued to the Convertible Note Investors.

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The Merger Convertible Notes are convertible into 11,851,852 shares of Parent Common Stock at a conversion price of $16.875 per share of Parent Common Stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Parent Common Stock as set forth in the Indenture.

Upon the issuance of the Merger Convertible Notes, management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment met the definition of a derivative, but the value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods.

As of June 30, 2021, the outstanding amount of the Merger Convertible Notes was $188.8 million, net of issuance costs. During the one-month period following the issuance of the convertible notes accrued contractual interest and amortization of issuance costs amounted to $973,000 and $196,000, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Finance expense, net” on the condensed consolidated statements of operations.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss), net of tax	1,105	(4)	1,101
As of March 31, 2021	$(1,731)	$6	$(1,725)
Other comprehensive income (loss), net of tax	(602)	23	(579)
As of June 30, 2021	$(2,333)	$29	$(2,304)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2019	$78	$(4)	$74
Other comprehensive income (loss), net of tax	(502)	4	(498)
As of March 31, 2020	$(424)	$—	$(424)
Other comprehensive income (loss), net of tax	(691)	—	(691)
As of June 30, 2020	$(1,115)	$—	$(1,115)

12. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero as of June 30, 2021 and December 31, 2020, represented the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

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

Following the full and final settlement agreements signed with the eligible employees on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full by June 30, 2021 and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding.

13. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Liabilities for tax other than income tax	$448	$2,942
Social security liabilities	368	383
Current tax liabilities	894	434
Accrued financial interest	147	1,066
Capital leases	110	138
Accrued contractual interests	973	—
Other miscellaneous	3,707	1,025
Total other current liabilities	$6,647	$5,988

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Interest rate swaps	$66	$109
Warrant liability	1,155	—
Capital leases	162	208
Other miscellaneous	284	286
Total other long-term liabilities	$1,667	$603

14. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in Italy, India and the United States. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Italy	$19,164	$13,547	$35,251	$28,155
India	13,595	6,224	25,313	15,117
United States	10,971	6,353	16,092	10,642
Europe (excluding Italy)	1,839	2,574	3,257	5,147
South America	2,452	—	2,452	—
Rest of the world	5,971	2,501	11,341	5,771
Total	$53,992	$31,199	$93,706	$64,832

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Italy	35.5%	43.4%	37.6%	43.4%
India	25.2%	19.9%	27.0%	23.4%
United States	20.3%	20.4%	17.2%	16.4%
Europe (excluding Italy)	3.4%	8.3%	3.5%	7.9%
South America	4.5%	0.0%	2.6%	0.0%
Rest of the world	11.1%	8.0%	12.1%	8.9%

As of June 30, 2021, the majority of the Company’s long-lived assets are located in Italy, India and the United States. The following table sets forth long-lived assets by geographic area as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Italy	$3,486	$2,827
India	2,512	1,667
United States	9,134	2,225
Rest of the world	807	7
Total	$15,939	$6,726

	As of June 30,	As of December 31,
	2021	2020
Italy	21.9%	42.0%
India	15.7%	24.8%
United States	57.3%	33.1%
Rest of the world	5.1%	0.1%

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next 7 years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $249,000 and $206,000 for the three months ended June 30, 2021 and 2020, respectively, and $441,000 and $441,000 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under leasing obligations as of June 30, 2021 are as follows (in thousands):

	As of June 30, 2021
	Operating Leases	Capital Leases	Total
2021 (remaining six months)	$720	$73	$793
2022	1,296	76	1,372
2023	669	62	731
2024	560	62	622
2025	365	18	383
2026 and thereafter	132	—	132
Total minimum lease payments	$3,742	$291	$4,033

Future minimum lease payment under capital leases as of June 30, 2021, consisted of the following (in thousands):

As of June 30, 2021
Capital Leases
Total payments	$291
Less: interest portion	19
Net capital lease obligation	272
Less: current portion	110
Long term portion	$162

The current and long term portion of the future minimum lease payments under capital lease are included in the condensed consolidated balance sheet line item “Other current liabilities” and “Other long-term liabilities”, respectively.

Contingencies

As of June 30, 2021, the Company had contingent liabilities of $127,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

16. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the six months ended June 30, 2021:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2020	3,331,037	$7.48
Vested	(935,115)	8.67
Granted	1,094,150	15.57
Cancelled	(23,463)	9.84
Non-vested as of June 30, 2021	3,466,609	$9.70

RSUs compensation expense for the three and six months ended June 30, 2021 was $4.7 million and $9.3 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$806	$1,140	$1,777	$2,452
Sales and marketing	866	1,100	1,388	2,153
General and administrative	3,038	2,390	6,105	6,229
Total	$4,710	$4,630	$9,270	$10,834

As of June 30, 2021, there was $20.1 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.51 years.

17. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded an income tax benefit of $7.4 million and $313,000 for the three months ended June 30, 2021 and 2020, respectively, and an income tax benefit of $7.4 million and $902,000 for the six months ended June 30, 2021 and 2020, respectively.

The Company continues to maintain a valuation allowance against its domestic deferred tax assets, with the exception of certain deferred tax liabilities as result of purchase accounting adjustments, and most foreign jurisdictions other than India also maintain a valuation allowance against its deferred tax assets. On March 27, 2020, the United States enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating loss incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company recognized a $959,000 discrete tax benefit during the three months ending June 30, 2021, related to a release of the domestic valuation allowance associated with a net operating loss carryback.

During the three months ended June 30, 2021, the Company also released $5.8 million in valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition during the period.

As of June 30, 2021, the Company maintained $5.3 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $787,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of June 30, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

18. WARRANTS

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

The correction resulted in an increase of $534,000 in other long-term liabilities, a decrease of $344,000 in additional paid-in capital and an increase of $190,000 in financial income (expense), net for the quarter ended March 31, 2021.

During the three months ended June 30, 2021, the Company recorded $433,000 in “Financial expense, net” on the condensed consolidated statement of operation for the change in fair value of the Private Placement Warrants. During the six months ended June 30, 2021, the Company recorded $830,000, including the $190,000 attributable to prior periods, in “Financial expense, net” on the condensed consolidated statements of operations for the change in fair value of the Private Placement Warrants.

As of June 30, 2021, there were 7,125,232 warrants outstanding.

19. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,487)	$(8,128)	$(14,845)	$(16,951)
Weighted average shares used to compute net loss per common share, basic and diluted	34,292,874	20,606,816	32,328,909	20,293,203
Net loss per common share, basic and diluted	$(0.13)	$(0.39)	$(0.46)	$(0.84)

The Company generated a net loss for each of the three and six months ended June 30, 2021 and 2020. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three and six months ended June 30, 2021, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 10,653,658 and 11,679,120, respectively (16,881,691 and 17,377,360 for the three and six months ended June 30, 2020, respectively).

20. TRANSACTIONS WITH RELATED PARTIES

During the three and six months ended June 30, 2021 and 2020, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero, who is the Chief Executive Officer and a director of Kaleyra. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. Under the terms of the unsecured convertible promissory notes, the previously outstanding principal balance of these notes, plus all accrued and unpaid interest, became due and payable following the private placement equity financing event in support for the consummation of the Merger Agreement for the acquisition of mGage of June 1, 2021. The outstanding principal amount of $3.8 million plus accrued interest of $84,000 was paid in full on June 2, 2021 and the obligation terminated pursuant to its terms. No outstanding amount was due by the Company as of June 30, 2021 ($7.5 million plus $241,000 of accrued interest as of December 31, 2020). See Note 10 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were zero and $80,000 in the three and six months ended June 30, 2021, respectively ($86,000 and $142,000 in the three and six months ended June 30, 2020, respectively);

iii.

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A.. Ms. Levy received salary and benefits in the amount of $63,000 and $124,000 for the three and six months ended June 30, 2021, respectively ($58,000 and $116,000 in the three and six months ended June 30, 2020, respectively);

iv.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A.. Mr. Pietro Calogero received salary and benefits in the amount of $13,000 and $24,000 for the three and six months ended June 30, 2021, respectively ($7,000 and $12,000 in the three and six months ended June 30, 2020, respectively); and

v.

As mentioned in Note 12, in the three months ended March 31, 2020, as a result of the modification of the Solutions Infini 2018 Purchase Agreement, a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. Following the full and final settlement agreements signed on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full by June 30, 2021 and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of June 30, 2021. See Note 12 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$13	$7	$25	$12
Sales and marketing	63	58	123	115
General and administrative	—	86	80	142
Financial expense, net	19	122	63	244

21. REVENUE

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

Nature of Products and Services

The Company's revenue is primarily derived from usage-based fees earned from the sale of communications services offered through software solutions mainly to large enterprises and medium-sized customers.

The Company’s revenue is recognized upon the sending of a message, the execution of a voice call, the usage of microservices available in-platform, or by the authentication of a financial transaction of an end user of the Company’s customer using the Company’s platform in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platform access is considered a monthly service comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 96% and 97% of total revenue, for the three and the six months ended June 30, 2021, respectively (98% and 98% of total revenue for the three and six months ended June 30, 2020, respectively).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes, usage of Whatsapp®, and customer support, which are generally at least one year long. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 4% and 3% of total revenue for the three and the six months ended June 30, 2021, respectively (2% and 2% of total revenue for the three and six months ended June 30, 2020, respectively).

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of June 30, 2021 and December 31, 2020.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of June 30, 2021 and December 31, 2020, the Company recorded $10.8 million and $3.7 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and six months ended June 30, 2021, the Company recognized $559,000 and $2.2 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2020.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 14 – Geographic Information for details of revenue by geographic area.

22. SUBSEQUENT EVENTS

On July 1, 2021, Kaleyra completed the company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., that changed its name into Kaleyra US Inc. as a result of the reorganization. After the merger, Kaleyra US Inc. would be the holding company of the following entities: one hundred percent (100%) direct ownership of mGage Europe Ltd. (UK) and one hundred percent (100%) direct ownership of mGage SA de SV (Mexico).

On July 8, 2021, Kaleyra announced the acquisition of Bandyer for a price consideration of $15.5 million. Bandyer offers cloud-based audio/video communications services via WebRTC technology to financial institutions, retail companies, utilities, industries, insurance, human resources and digital healthcare organizations. Bandyer has been serving customers with programmable audio/video APIs and SDKs based on WebRTC technology for a variety of use cases including group video calls and webinars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

On February 18, 2021, Kaleyra executed the Merger Agreement for the acquisition of the business known as mGage, a leading global mobile messaging provider. On June 1, 2021, Kaleyra acquired mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount is expected to be settled in fiscal 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes.

Kaleyra provides its customers and business partners with a trusted cloud communications platform (the “Platform”) that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. These communications are mostly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end user customers. It does so, coupled with a “software as a service” (SaaS) business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS. Kaleyra’s solutions include identity authentication, mobile and voice notifications on transactions, and banking services authorizations, most notably via different integrated mobile channels through its Platform.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ communication requirements and the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ and business partners’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

During the three and six months ended June 30, 2021, Kaleyra processed nearly 8.5 billion and 15.5 billion billable messages and 1.4 billion and 2.6 billion voice calls, respectively. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, Bangalore, India. Kaleyra’s employee base is over 510 employees, following the closing of the Merger.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial services, ecommerce and transportation. In the three months ended June 30, 2021 and 2020, Kaleyra had zero and one customer which accounted for more than 10% of Kaleyra’s revenues, respectively. In the six months ended June 30, 2021 and 2020, Kaleyra had zero customer in both periods which accounted for more than 10% of Kaleyra’s revenues. Kaleyra has multiple large European commercial banks as business partners, with one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume in both the three and six months ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2020, 75.1% and 81.0% of revenues, respectively, came from customers which have been on the platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

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

Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises which use digital, mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators. Also, Kaleyra provides simple interfaces and APIs for multiple channels and continuously updates its product offering to account for new end-user consumer behavior changes and progresses.

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

For the three and six months ended June 30, 2021 and 2020, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended June 30, 2021, the number of messages delivered to customers increased by 61.8%, compared to the three months ended June 30, 2020, and the number of voice calls connected to customers increased by 194.8%, compared to the three months ended June 30, 2020. In the six months ended June 30, 2021, the number of messages delivered to customers increased by 27.9%, compared to the six months ended June 30, 2020, and the number of voice calls connected to customers increased by 106.3%, compared to the six months ended June 30, 2020. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the most recent surge in the Delta variant strain, which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders.

Kaleyra’s business partners in Italy mainly consist of banks and other credit card issuers that connect to their customers (end-user customers) sending highly secured and reliable messages through Kaleyra’s platform.

Volume increase has been driven by the increased number of digital payments transactions made by the end-user customers (such as credit card transactions and other digital payments), by the increasing usage of mobile banking features, and by the increasing penetration rate of digital payments in the underlying payments markets. Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro, Indian Rupees and United Arab Emirates Dirham.

FACTORS AFFECTING COMPARABILITY OF RESULTS

The business combination with mGage

On June 1, 2021, Kaleyra completed its Merger with Vivial, and the resulting acquisition of the business owned by Vivial known as mGage, a leading global mobile messaging provider. The acquisition of mGage provided an opportunity for Kaleyra to expand its network operator connections and become one of only four companies providing direct connectivity to all US carriers.

The purchase consideration amounting to $218.0 million consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount is expected to be settled in fiscal 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting amount, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

mGage contributed $10.2 million to the consolidated total revenues for the month that it was consolidated in 2021 and represented 18.8% and 10.8% of the consolidated revenues for the three and six months ended June 30, 2021, respectively.

In 2021, the Company incurred costs related to the acquisition of mGage of $5.5 million that were expensed in General and Administrative expenses in the consolidated statement of operations.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in the three and six months ended June 30, 2021, Kaleyra accounted for increasing revenues when compared to the same period of prior year, despite a negative impact in terms of gross marginality. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following the worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the second wave of the COVID-19 pandemic currently hitting the Indian regions and the most recent surge in the Delta variant strain. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

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

Key Business Metrics

Revenue

Kaleyra’s revenue is generated primarily from usage-based fees earned from the sale of communication services offered through software solutions mainly to large enterprises and medium-sized customers. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

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

Sales and Marketing Expense

Sales and marketing expense is comprised of compensation, variable incentive compensation, benefits related to Kaleyra’s sales personnel, along with travel expenses, other employee related costs including stock-based compensation, and expenses related to advertising, marketing campaigns and events.

General and Administrative Expense

General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, and other administrative costs such as facilities expenses, professional fees, and travel expenses.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$53,992	$31,199	$22,793	73%
Cost of revenue	43,529	26,846	16,683	62%
Gross profit	10,463	4,353	6,110	140%
Operating expenses:
Research and development	4,282	2,346	1,936	83%
Sales and marketing	4,660	2,989	1,671	56%
General and administrative	12,364	6,537	5,827	89%
Total operating expenses	21,306	11,872	9,434	79%
Loss from operations	(10,843)	(7,519)	3,324	44%
Other income, net	47	11	36	NM
Financial expense, net	(908)	(518)	390	75%
Foreign currency loss	(191)	(415)	(224)	(54%)
Loss before income tax benefit	(11,895)	(8,441)	3,454	41%
Income tax benefit	(7,408)	(313)	7,095	NM
Net loss	$(4,487)	$(8,128)	$(3,641)	(45%)

NM = Not meaningful

Revenue

In the three months ended June 30, 2021, revenue increased by $22.8 million, or 73%, compared to the three months ended June 30, 2020. This increase was mainly driven by the organic growth of the Kaleyra legacy businesses, representing 40% of the aggregate growth period over period, and the effects of the business combination with mGage, which contributed $10.2 million.

Cost of Revenue and Gross Profit

In the three months ended June 30, 2021, cost of revenue increased by $16.7 million, or 62%, compared to the three months ended June 30, 2020. The increase in cost of revenue was primarily attributable to the first-time consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets. In the three months ended June 30, 2021, gross profit increased by 140% compared to the three months ended June 30, 2020, mainly as a result of the organic growth of the Kaleyra legacy businesses, representing 78% of the aggregate growth period over period, and the effects of the business combination with mGage.

Operating Expenses

In the three months ended June 30, 2021, research and development expenses increased by $1.9 million, compared to the three months ended June 30, 2020. Research and development expenses included $806,000 of stock-based compensation, compared to $1.1 million in the three months ended June 30, 2020. Excluding such costs and the $865,000 capitalized software development costs, compared to $619,000 capitalized costs in the three months ended June 30, 2020, research and development expenses would have increased by $2.5 million mainly due to an increase in headcount compared to the prior period and to the first-time consolidation of the newly acquired business of mGage, representing 53% of the increase in research and development expenses.

In the three months ended June 30, 2021, sales and marketing expenses increased by $1.7 million compared to the three months ended June 30, 2020. Sales and marketing expenses included $866,000 of stock-based compensation, compared to $1.1 million in the three months ended June 30, 2020. Excluding such costs, sales and marketing expenses would have increased by $1.9 million. Such increase was primarily driven by an increase in headcount compared to the prior period, to the first-time consolidation of the newly acquired business of mGage, representing 27% of the increase in sales and marketing expenses, and the amortization of acquired intangible assets.

In the three months ended June 30, 2021, general and administrative expenses increased by $5.8 million compared to the three months ended June 30, 2020. General and administrative expenses included (i) $3.0 million of stock-based compensation in the three months ended June 30, 2021, compared to $2.4 million in the three months ended June 30, 2020; and (ii) $3.7 million of mGage acquisition transaction costs and $1.8 million of transaction costs and costs pertaining to initial public company compliance in the three months ended June 30, 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $3.3 million mainly due to an increase in the headcount compared to the same period of last year and mGage transaction-related advisory costs.

Other Income, Net

In the three-month period ended June 30, 2021, other income, net increased by $36,000, compared to three months ended June 30, 2020.

Financial Expense, Net

In the three months ended June 30, 2021, financial expense, net increased by $390,000, compared to the same period last year, from a financial expense of $518,000 to a financial expense of $908,000. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $973,000 and $196,000, respectively, partially offset by the decrease in the fair value of the private warrant liability of $433,000. Excluding the net change in fair value of the warrant of $433,000 and the interest expense on convertible notes of $1.2 million, financial expense, net would have decreased by $346,000.

Foreign Currency Loss

In the three months ended June 30, 2021, foreign currency loss decreased by $224,000, compared to three months ended June 30, 2020. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In the three months ended June 30, 2021, income tax benefit increased by $7.1 million from an income tax benefit of $313,000 to an income tax benefit of $7.4 million, mainly due to a $5.8 million release of valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition during the period and a $959,000 discrete tax benefit related to a release of the domestic valuation allowance associated with a net operating loss carryback during the three months ending June 30, 2021.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$93,706	$64,832	$28,874	45%
Cost of revenue	76,919	55,748	21,171	38%
Gross profit	16,787	9,084	7,703	85%
Operating expenses:
Research and development	7,150	5,156	1,994	39%
Sales and marketing	7,519	6,732	787	12%
General and administrative	22,966	14,296	8,670	61%
Total operating expenses	37,635	26,184	11,451	44%
Loss from operations	(20,848)	(17,100)	3,748	22%
Other income, net	92	53	39	74%
Financial expense, net	(1,627)	(559)	1,068	NM
Foreign currency income (loss)	164	(247)	411	NM
Loss before income tax benefit	(22,219)	(17,853)	4,366	24%
Income tax benefit	(7,374)	(902)	6,472	NM
Net loss	$(14,845)	$(16,951)	$(2,106)	(12%)

NM = Not meaningful

Revenue

In the six months ended June 30, 2021, revenue increased by $28.9 million, or 45%, compared to the six months ended June 30, 2020. This increase was mainly driven by the organic growth of the Kaleyra legacy businesses, representing 29% of the aggregate growth period over period, and the effects of the business combination with mGage, which contributed $10.2 million.

Cost of Revenue and Gross Profit

In the six months ended June 30, 2021, cost of revenue increased by $21.2 million, or 38%, compared to the six months ended June 30, 2020. The increase in cost of revenue was primarily attributable to the first-time consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets. In the six months ended June 30, 2021, gross profit increased by 85% compared to the six months ended June 30, 2020, mainly as a result of the organic growth of the Kaleyra legacy businesses, representing 52% of the aggregate growth period over period, and the effects of the business combination with mGage.

Operating Expenses

In the six months ended June 30, 2021, research and development expenses increased by $2.0 million, compared to the six months ended June 30, 2020. Research and development expenses included $1.8 million of stock-based compensation in the six months ended June 30, 2021, compared to $2.5 million of stock-based compensation and $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the six months ended June 30, 2020. Excluding such costs and the $1.7 million capitalized software development costs, compared to $1.3 million capitalized costs in the six months ended June 30, 2020, research and development expenses would have increased by $3.5 million mainly due to an increase in headcount compared to the prior period and to the first-time consolidation of the newly acquired business of mGage, representing 38% of the increase in research and development expenses.

In the six months ended June 30, 2021, sales and marketing expenses increased by $787,000 compared to the six months ended June 30, 2020. Sales and marketing expenses included $1.4 million of stock-based compensation in the six months ended June 30, 2021, compared to $2.2 million of stock-based compensation and $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the six months ended June 30, 2020. Excluding such costs, sales and marketing expense would have increased by $2.6 million. Such increase was primarily driven by an increase in headcount compared to same period last year, to the first-time consolidation of the newly acquired business of mGage, representing 20% of the increase in sales and marketing expenses, and the amortization of acquired intangible assets.

In the six months ended June 30, 2021, general and administrative expenses increased by $8.7 million compared to the six months ended June 30, 2020. General and administrative expenses included (i) $6.1 million of stock-based compensation in the six months ended June 30, 2021, compared to $6.2 million in the six months ended June 30, 2020; and (ii) $5.5 million of mGage acquisition transaction costs and $2.6 million of transaction costs and costs pertaining to initial public company compliance in the six months ended June 30, 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $5.8 million, mainly due to an increase in the headcount compared to the same period of last year and mGage transaction-related advisory costs.

Other Income, Net

In the six-month period ended June 30, 2021, other income, net increased by $39,000, compared to six months ended June 30, 2020.

Financial Expense, Net

In the six months ended June 30, 2021, financial expense, net increased by $1.1 million, compared to the same period last year, from a financial expense of $559,000 to a financial expense of $1.6 million. Such increase in financial expense is mainly attributable to the increase in the fair value of the private warrant liability of $830,000, and to accrued contractual interest expense and amortization of issuance costs amounting to $973,000 and $196,000, respectively, partially offset by the reversal of interest expense of $659,000 previously accrued on a forward share purchase agreement in the six months ended June 30, 2021 compared to same period last year. The same period last year accounted for the reversal of interest expense of $417,000 previously accrued on the preference share obligations related to the amendment signed in January 2020. Excluding the increase in the fair value of the warrant of $830,000, the interest expense on convertible notes of $1.2 million and the non-recurring reversal of interest expense on a forward share purchase agreement and preference share obligations, amounting to $659,000 and $417,000, respectively, financial expense, net would have decreased by $688,000.

Foreign Currency Income (Loss)

In the six months ended June 30, 2021, there was foreign currency income of $164,000 compared to a foreign currency loss of $247,000 in the six months ended June 30, 2020. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In the six months ended June 30, 2021, income tax benefit increased by $6.5 million from an income tax benefit of $902,000 to an income tax benefit of $7.4 million mainly due to a $5.8 million release of the valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition during the period and a $959,000 discrete tax benefit related to a release of the domestic valuation allowance associated with a net operating loss carryback during the three months ending June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company had $118.6 million of cash and cash equivalents and $6.1 million of short-term investments with maturity terms between 4 and 12 months held in India. Of the $124.7 million in cash and short-term investments, $75.2 million was held in U.S. banks, $39.7 million was held in Italy, $7.6 million was held in India with the remainder held in other banks. As of December 31, 2020, the Company had $33.0 million of cash and cash equivalents and $4.8 million of short-term investments.

The condensed consolidated balance sheets as of June 30, 2021 includes total current assets of $209.9 million and total current liabilities of $103.1 million, resulting in net current assets of $106.8 million.

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the Merger, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors and the Convertible Note Subscription Agreements with the Convertible Note Investors. Pursuant to these agreements, and prior to the closing of the Merger on June 1, 2021, Kaleyra issued an aggregate of $105 million or 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share and $200 million aggregate principal amount of unsecured Merger Convertible Notes.

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

As noted above, Kaleyra entered into the Convertible Note Subscription Agreements with the Convertible Note Investors pursuant to which Kaleyra agreed to issue $200 million in aggregate principal of Merger Convertible Notes. Subject to the terms of the Merger Convertible Notes, Kaleyra may opportunistically raise debt capital, subject to market and other conditions, to refinance its existing capital structure at a lower cost of capital and extend the maturity period of certain debt. Additionally, Kaleyra may also raise debt capital for strategic opportunities which may include acquisitions of additional companies, and general corporate purposes. If additional financing is required from outside sources, Kaleyra may not be able to raise it on terms acceptable to it or at all. If Kaleyra is unable to raise additional capital when desired, Kaleyra’s business, operating results and financial condition may be adversely affected.

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of June 30, 2021, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $43.4 million ($48.0 million as of December 31, 2020).

Kaleyra has credit line facilities of $7.5 million as of June 30, 2021, of which $5.3 million has been used. As of December 31, 2020, Kaleyra had credit line facilities of $7.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of June 30, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $24,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of June 30, 2021. Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

On the fifteen-month anniversary of the Business Combination Date or February 25, 2021, fifty percent (50%) of the previously outstanding amount of the unsecured convertible promissory notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 in principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the Business Combination Convertible Notes.

Under the terms of the unsecured convertible promissory notes, the outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under these notes, became due and payable, upon the receipt by the Company of cash proceeds of an equity financing in an aggregate gross amount of $105.0 million or 8,400,000 shares of Kaleyra common stock at $12.50 per share issued to the PIPE Investors in the private placement equity financing event immediately prior to the closing of the Merger Agreement of June 1, 2021. The principal amount of $3.8 million plus accrued interest of $84,000 for the unsecured convertible promissory notes held by Esse Effe and Maya was paid in full on June 2, 2021. Following the payment of the previously outstanding amount of convertible notes, the Notes Payable to Sellers terminated pursuant to their terms and no further amounts were due.

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

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021 Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira terminated pursuant to its terms, and as a result the Company has no further obligations under the Yakira Purchase Agreement. As of June 30, 2021 there are no outstanding obligations under the Forward Share Purchase Agreement.

Merger Convertible Notes

On February 18, 2021, in support of the consummation of the Merger, Kaleyra entered into Convertible Note Subscription Agreements, each dated February 18, 2021, with the Convertible Note Investors. In June 2021, the Company issued the Merger Convertible Notes with an aggregate principal amount of $200 million. The Company incurred $11.4 million of issuance costs as a result of the issuance of the Merger Convertible Notes.

In connection with the issuance of the Merger Convertible Notes pursuant to the terms of the Convertible Note Subscription Agreements, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (the “Indenture Trustee”), in respect of the $200 million of Merger Convertible Notes that were issued to the Convertible Note Investors.

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The Merger Convertible Notes are convertible into 11,851,852 shares of Parent Common Stock at a conversion price of $16.875 per share of Parent Common Stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Parent Common Stock as set forth in the Indenture.

Upon the issuance of the Merger Convertible Notes management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment met the definition of a derivative, but the value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods.

As of June 30, 2021, the outstanding amount of the Merger Convertible Notes was $188.8 million, net of issuance costs. During the one-month period following the issuance of the convertible notes accrued contractual interest and amortization of issuance costs amounted to $973,000 and $196,000, respectively. The liability is included in the condensed consolidated balance sheet line item

“Long-term portion of notes payable” and the interest expense is included in “Finance (income) expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, Merger Convertible Notes and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest	As of June 30,	As of December 31,
	2021	2020	Maturity	Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche 1)	$2,787	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	133	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,691	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,182	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	603	931	April 2022	Euribor 3 months + 1.80%	1.26%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,587	4,292	April 2024	Euribor 3 months + 2.60%	2.06%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,384	9,688	June 2026	Euribor 3 months + 1.65%	1.11%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,523	6,734	July 2026	Euribor 3 months + 1.70%	1.16%	1.16%
UBI Banca S.p.A. (Line 1)	51	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	401	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	199	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,579	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	824	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	6,169	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	248	307	December 2023	0.50%	0.50%	0.50%
Simest 2	246	305	December 2023	0.50%	0.50%	0.50%
Simest 3	452	560	December 2023	0.50%	0.50%	0.50%
Total bank and other borrowings	38,059	42,772
Less: current portion	9,448	10,798
Total long-term portion	$28,611	$31,974

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(13,113)	$(4,421)
Net cash used in investing activities	(198,858)	(1,734)
Net cash provided by financing activities	298,035	6,776
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	(370)
Net increase in cash, cash equivalents and restricted cash	$85,655	$251

In the six months ended June 30, 2021, cash used in operating activities was $13.1 million, primarily consisting of net loss of $14.8 million and $5.6 million of net changes in operating assets and liabilities, partially offset by non-cash items, mainly $9.3 million of stock-based compensation, $830,000 of change in the fair value of the warrant liability, $3.5 million of depreciation and amortization expense and $325,000 of non-cash interest expense, partially offset by $6.8 million of deferred tax benefit.

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

In the six months ended June 30, 2021, cash used in investing activities was $198.9 million, primarily consisting of $195.7 million of cash consideration paid for the acquisition of mGage, $1.9 million of purchases in short-term investments, $1.6 million to fund the cost of internally developed software and $177,000 of purchases in property and equipment, partially offset by $546,000 of proceeds from sale of short-term investments.

In the six months ended June 30, 2020, cash used in investing activities was $1.7 million, primarily consisting of $4.9 million of purchases of short-term investments and $1.4 million to fund the cost of internally developed software, partially offset by $5.0 million of proceeds from sale of short-term investments.

In the six months ended June 30, 2021, cash provided by financing activities was $298.0 million, primarily consisting of $188.6 million of proceeds from issuance of convertible notes, net of issuance costs, $99.1 million of proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs, $17.0 million of receipts related to forward share purchase agreements, $2.9 million in proceeds received from the exercise of warrants, $1.2 million in proceeds related to the settlement of non-forfeited 2020 Sponsor Earnout Shares, partially offset by $7.5 million of repayments on notes and $3.5 million of repayments on term loans.

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

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of June 30, 2021, as derived from the unaudited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after June 30, 2021 (in thousands).

	Payment due by period
	Total	2021 (remaining six months)	2022-2024	2025-2026	Thereafter
Bank and other borrowings	$38,059	$4,337	$27,869	$5,853	$—
Line of credit	5,338	5,338	—	—	—
Capital lease obligations (including interest)	291	73	200	18	—
Operating lease obligations (1)	3,742	720	2,525	497	—
Convertible notes (2)	200,000	—	—	200,000	—
Other notes payable (3)	405	—	405	—	—
Total	$247,835	$10,468	$30,999	$206,368	$—

(1)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(2)

Pursuant to Convertible Note Subscription Agreements with the Convertible Note Investors, on June 1, 2021, prior to the closing of the Merger, Kaleyra issued and sold in private placements $200 million aggregate principal amount of unsecured Merger Convertible Notes.

(3)

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

Off-Balance Sheet Arrangements

As of June 30, 2021, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of June 30, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax benefit of $7.4 million and $313,000 for the three months ended June 30, 2021 and 2020, respectively, and an income tax benefit of $7.4 million and $902,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company maintained $5.3 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $782,000 of tax expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended June 30, 2021, the Company acquired mGage, and as a result of the acquisition, there are changes to the internal controls over financial reporting as mGage had its own such controls which are in the process of being integrated with the Company’s pre-acquisition internal controls over financial reporting. In accordance with applicable guidance from the SEC for acquisitions, the Company is at this time excluding mGage from management’s assessment of the Company’s internal control over financial reporting. Notwithstanding there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing has taken place on February 24, 2021. Accordingly, the parties submitted their final defenses. The decision is expected to be released in the fiscal year 2021. The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

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

Finally, Kaleyra took part in two appeals brought before the Regional Administrative Court of Lazio (TAR Lazio) by, respectively, an Association of Content Service Providers (“CSP”) for Value Added Services on mobile network (“VAS”), and one singular CSP, against a specific resolution of the Italian Communications Authority regarding the rules for applying a barring mechanism on the SIM of the final users of VAS (resolution no. 10/21/CONS). Kaleyra filed its interventions in both the judicial proceedings to support the measures issued by AGCom.

Specifically, following the hearing before TAR Lazio that took place on March 17, 2021, the Court has issued two orders (no. 1748 and no. 1751, dated March 18, 2021) that rejected the precautionary measures requested by both the plaintiffs, upholding the position represented by Kaleyra to support the legitimacy of the abovementioned resolution. Following the definition of the precautionary phase, both appeals are likely to be discussed on the merits in the next months. As of today, TAR Lazio has not scheduled any further hearing, hence there is no imminent deadline with regard to those judicial proceedings. For the sake of completeness, the final judgments of TAR Lazio on the two appeals above shall not result in any economic direct impact on Kaleyra.

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

In the six months ended June 30, 2021 and 2020, Kaleyra’s 10 largest customers generated an aggregate of 42.3% and 52.0% of its revenue, respectively. The churn rate, calculated as the annual rate at which Kaleyra’s existing customers stopped subscribing for its services, was equal to zero in the six-month period ended June 30, 2021. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra has incurred significant transaction costs as a result of the acquisition of the mGage business, which could have a material adverse effect on our financial condition.

Kaleyra has incurred and will continue to incur significant one-time transaction costs related to the acquisition of the mGage business. These transaction costs include legal and accounting fees and expenses and filing fees, printing expenses and other related charges, including payments that were made to government authorities. Kaleyra may also incur additional unanticipated transaction costs in connection with the transaction. Additional costs will be incurred in connection with integrating the two companies’ businesses. Costs in connection with the transaction and integration may be higher than expected. These costs could adversely affect Kaleyra’s financial condition, operating results or prospects of the company following the completion of the acquisition

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially, including as a result of the acquisition of the mGage business on June 1, 2021. Kaleyra had over 510 employees as of June 30, 2021, as compared with almost 300 employees as of June 30, 2020.  This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

In the six months ended June 30, 2021, and 2020, Kaleyra derived 64.6% and 66.7% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 16.4% in the six months ended June 30, 2020 to 17.2% in the six months ended June 30, 2021, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 7.9% in the six months ended June 30, 2020 to 3.5% in the six months ended June 30, 2021. Revenue derived from customers located in South America accounted for 2.6% of consolidated revenue in the six months ended June 30, 2021. Revenue derived from customer accounts located in the rest of the world increased from 8.9% in the six months ended June 30, 2020 to 12.1% in the six months ended June 30, 2021. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

Kaleyra has incurred significant indebtedness as a result of the acquisition of the mGage business, which could have a material adverse effect on Kaleyra’s financial condition.

As of December 31, 2020, Kaleyra’s total consolidated long term indebtedness to banks and other lenders was approximately $32 million. On June 1, 2021, Kaleyra acquired the mGage business. In conjunction with such acquisition, Kaleyra incurred substantial indebtedness of $200 million through the issuance of unsecured convertible notes. Following this issuance and sale, Kaleyra is obligated under substantially more indebtedness than was the case prior to June 1, 2021. Kaleyra, with the acquisition of mGage, may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on Kaleyra.

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

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2021, Kaleyra carried a net

$224.3 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra has 373,692 warrants that were issued in private placements that occurred concurrently with its initial public offering (the “private warrants”). These private warrants and the shares of Kaleyra common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 373,692 private warrants could be redeemed by the Company for $3,737. Under U.S. GAAP, Kaleyra is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of Kaleyra’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, Kaleyra is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants is not considered material to the historical consolidated financial statements, it was recorded in the condensed consolidated financial statements during the six months ended June 30, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of Kaleyra common stock.

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

KALEYRA, INC.

Dated: August 9, 2021	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: August 9, 2021	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)