Form 10-Q
period 2021-09-30
Kaleyra, Inc.
filed 2021-11-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants, at an exercise price of $11.50 per share of Common Stock	KLR WS	NYSE American LLC

As of November 3, 2021, there were 41,682,771 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2021	December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$70,303	$32,970
Restricted cash	1,738	—
Short-term investments	36,447	4,843
Trade receivables, net	82,749	43,651
Prepaid expenses	3,444	1,447
Deferred costs	330	—
Other current assets	4,408	2,134
Total current assets	199,419	85,045
Property and equipment, net	17,203	6,726
Intangible assets, net	130,085	7,574
Goodwill	110,657	16,657
Deferred tax assets	—	703
Other long-term assets	395	1,797
Total Assets	$457,759	$118,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$74,692	$51,768
Debt for forward share purchase agreements	—	483
Notes payable due to related parties	—	7,500
Lines of credit	5,464	5,273
Current portion of bank and other borrowings	10,455	10,798
Deferred revenue	11,055	3,666
Payroll and payroll related accrued liabilities	5,450	3,292
Other current liabilities	8,879	5,988
Total current liabilities	115,995	88,768
Long-term portion of bank and other borrowings	26,574	31,974
Long-term portion of notes payable	189,647	2,700
Long-term portion of employee benefit obligation	2,158	1,886
Deferred tax liability	2,402	—
Other long-term liabilities	2,004	603
Total Liabilities	338,780	125,931
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 44,480,829 shares issued and 41,682,771 shares outstanding as of September 30, 2021 and 33,086,745 shares issued and 30,288,687 shares outstanding as of December 31, 2020	4	3
Additional paid-in capital	246,205	93,628
Treasury stock, at cost; 2,798,058 shares as of September 30, 2021 and December 31, 2020	(30,431)	(30,431)
Accumulated other comprehensive loss	(2,292)	(2,826)
Accumulated deficit	(94,507)	(67,803)
Total stockholders’ equity (deficit)	118,979	(7,429)
Total liabilities and stockholders’ equity (deficit)	$457,759	$118,502

__________________

(1)	The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$84,025	$38,268	$177,731	$103,100
Cost of revenue	64,414	30,763	141,333	86,511
Gross profit	19,611	7,505	36,398	16,589
Operating expenses:
Research and development	7,163	2,259	14,313	7,415
Sales and marketing	7,272	3,423	14,791	10,155
General and administrative	12,631	6,441	35,597	20,737
Total operating expenses	27,066	12,123	64,701	38,307
Loss from operations	(7,455)	(4,618)	(28,303)	(21,718)
Other income, net	66	38	158	91
Financial expense, net	(3,542)	(468)	(5,169)	(1,027)
Foreign currency income (loss)	(162)	(548)	2	(795)
Loss before income tax expense (benefit)	(11,093)	(5,596)	(33,312)	(23,449)
Income tax expense (benefit)	766	(263)	(6,608)	(1,165)
Net loss	$(11,859)	$(5,333)	$(26,704)	$(22,284)
Net loss per common share, basic and diluted	$(0.29)	$(0.19)	$(0.75)	$(0.97)
Weighted-average shares used in computing net loss per common share, basic and diluted	41,554,876	28,330,869	35,404,231	22,972,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,859)	$(5,333)	$(26,704)	$(22,284)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	(619)	519	(1,812)
Net change in unrealized gain on marketable securities, net of tax	(4)	1	15	5
Total other comprehensive income (loss)	12	(618)	534	(1,807)
Total comprehensive loss	$(11,847)	$(5,951)	$(26,170)	$(24,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073
Stock-based compensation (RSUs)	375,435	—	6,227	—	—	—	—	6,227
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Net loss				—	—	—	(11,859)	(11,859)
Other comprehensive income				—	—	12	—	12
Balance as of September 30, 2021	41,682,771	$4	$246,205	2,798,058	$(30,431)	$(2,292)	$(94,507)	$118,979

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of June 30, 2020	27,999,713	$3	$74,284	2,258,510	$(24,218)	$(1,115)	$(57,944)	$(8,990)
Common stock repurchased in connection with forward share purchase agreements	(539,548)	—	6,213	539,548	(6,213)	—	—	—
Stock-based compensation (RSUs)	30,000	—	4,922	—	—	—	—	4,922
Proceeds from issuance of common stock in public offering, net of issuance costs	984,916	—	4,155	—	—	—	—	4,155
Net loss	—	—	—	—	—	—	(5,333)	(5,333)
Other comprehensive loss	—	—	—	—	—	(618)	—	(618)
Balance as of September 30, 2020	28,475,081	$3	$89,574	2,798,058	$(30,431)	$(1,733)	$(63,277)	$(5,864)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (3)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	1,310,550	—	16,556	—	—	—	—	16,556
Warrants exercised for common stock	249,706	—	2,872	—	—	—	—	2,872
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (2)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(26,704)	(26,704)
Other comprehensive income	—	—	—	—	—	534	—	534
Balance as of September 30, 2021	41,682,771	$4	$246,205	2,798,058	$(30,431)	$(2,292)	$(94,507)	$118,979

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,798,058)	—	30,431	2,798,058	(30,431)	—	—	—
Change in forward share purchase agreement liability	—	—	1,671	—	—	—	—	1,671
Stock-based compensation (RSUs)	189,104	—	15,756	—	—	—	—	15,756
Proceeds from issuance of common stock in public offering, net of issuance costs	8,762,694	1	36,151	—	—	—	—	36,152
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (4) (5)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(22,284)	(22,284)
Other comprehensive loss	—	—	—	—	—	(1,807)	—	(1,807)
Balance as of September 30, 2020	28,475,081	$3	$89,574	2,798,058	$(30,431)	$(1,733)	$(63,277)	$(5,864)

____________________

(1)

On August 24, 2021, the Company entered into Warrant Repurchase Agreements with certain holders to repurchase warrants held by these holders for the purchase of an aggregate amount of 1,684,470 shares of the Company’s common stock. The warrants were initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Warrant Repurchase Agreements, on August 27, the Company paid $3.25 per underlying share of common stock to repurchase these warrants, at an aggregate purchase price of $5.5 million for the surrender and cancellation of these warrants held by such holders.

(2)

On June 1, 2021, the Company completed its acquisition of mGage for a total purchase price of $218.0 million, consisting of both cash and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021. The original cash consideration was reduced by $1.0 million due to a working capital adjustment. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at $11.77 per share closing price of the Company’s common stock on the date of issuance, equal to $18.8 million.

(3)

On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC (“Cowen”), Irwin Silverberg and Jeffrey Bernstein (the “Sponsors”) were not entitled to receive the final 50% of the Earnout Shares (“2020 Sponsors’ Earnout Shares”) pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that have not vested were forfeited by all but one Sponsor. That remaining Sponsor has agreed with the Company to settle its portion of the 2020 Sponsors’ Earnout Shares in cash in lieu of forfeiting its shares.

(4)

On May 1, 2020, the Company issued to Cowen and Chardan Capital Markets, LLC (“Chardan”) an aggregate of 440,595 shares of the Company’s common stock (“Settlement Shares”), consisting of 374,506 Settlement Shares issued to Cowen, and 66,089 Settlement Shares issued to Chardan, as a partial settlement of the amounts owed to Cowen and Chardan for financial advisory services provided by Cowen and Chardan to Kaleyra S.p.A. in connection with the previously consummated Business Combination.

(5)

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

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(26,704)	$(22,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,976	1,907
Stock-based compensation, preference shares and others	15,090	16,055
Non-cash settlement of preference share liability	—	(2,486)
Provision for doubtful accounts	792	144
Realized gains on marketable securities	17	—
Employee benefit obligation	244	376
Change in fair value of warrant liability	664	—
Reversal of accrued interest on forward share purchase agreement	(659)	—
Non-cash interest expense	745	151
Deferred taxes	(6,872)	(898)
Change in operating assets and liabilities:
Trade receivables	(12,735)	921
Other current assets	(2,683)	1,884
Deferred costs	87	—
Other long-term assets	1,421	(487)
Accounts payable	4,797	(13,727)
Other current liabilities	1,413	3,463
Deferred revenue	7,051	152
Long-term liabilities	439	815
Net cash used in operating activities	(7,917)	(14,014)
Cash Flows from Investing Activities:
Purchase of short-term investments	(52,224)	(7,917)
Sale of short-term investments	20,546	7,815
Purchase of property and equipment	(842)	(969)
Sale of property and equipment	—	16
Capitalized software development costs	(3,148)	(2,074)
Purchase of intangible assets	(24)	(6)
Acquisition of mGage, net of cash acquired	(195,346)	—
Acquisition of Bandyer, net of cash acquired	(13,304)	—
Net cash used in investing activities	(244,342)	(3,135)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	440	749
Borrowings on term loans	1,268	24,437
Repayments on term loans	(4,874)	(6,344)
Proceeds from issuance of convertible notes, net of issuance costs	188,637	—
Repayments on notes	(7,500)	(11,478)
Repurchase of common stock in connection with forward share purchase agreements	—	(30,431)
Receipts (payments) related to forward share purchase agreements	17,045	(1,452)
Proceeds from issuance of common stock in Private Investment in Public Equity offering (PIPE), net of issuance costs	99,051	—
Proceeds from issuance of common stock in public offering, net of issuance costs	—	36,152
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	1,244	—
Proceeds from the exercise of common stock warrants	2,872	—
Repurchase of warrants	(5,474)	—
Repayments on capital lease	(103)	—
Net cash provided by financing activities	292,606	11,633
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,276)	33

Net increase (decrease) in cash, cash equivalents and restricted cash	39,071	(5,483)
Cash, cash equivalents and restricted cash, beginning of period (1)	32,970	36,997
Cash, cash equivalents and restricted cash, end of period (1)	$72,041	$31,514
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,019	$737
Cash paid for income taxes	$424	$—
Non-cash investing and financing activities
Change in value of forward share purchase agreements	$(483)	$(1,671)
Common stock issued to settle a payable	$—	$3,123
Common stock issued to Vivial equity holders (mGage acquisition)	$18,832	$—
Note payable issued to settle a payable	$—	$3,100
Stock-based compensation capitalized as software development costs	$770	$—
Conversion of convertible note to common stock	$2,295	$—
Fair value of warrant liability	$344	$—
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$(18)	$—
Consideration payable	$1,738	$—

______________________

(1)

As of September 30, 2021, includes $70.3 million of cash and cash equivalents and $1.7 million of restricted cash; as of December 31, 2020, includes $33.0 million of cash and cash equivalents and zero of restricted cash.

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

Kaleyra’s underlying technology used in the platform is the same across all its communication services which can generally be described as “omni-channel mobile first interactive notifications via a public or private cloud implementation”. These services include inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”).

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

On July 1, 2021, Kaleyra completed a company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., which subsequently changed its name into Kaleyra US Inc., as a result of the reorganization. As a result of the merger, Kaleyra US Inc. became the holding company of the following entities: one hundred percent (100%) direct ownership of mGage Europe Ltd. (UK) and one hundred percent (100%) direct ownership of mGage SA de SV (Mexico).

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including group video calls and webinars.

Effective August 31, 2021, the common stock of the Company ceased trading on the New York Stock Exchange (“NYSE”) American and commenced trading on the NYSE under the ticker symbol “KLR.” Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021.

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

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through September 30, 2021. The condensed consolidated balance sheet as of September 30, 2021 includes total current assets of $199.4 million and total current liabilities of $116.0 million, resulting in net current assets of $83.4 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of September 30, 2021, the Company only had $405,000 of remaining obligations as a result of the Business Combination.

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the Merger, the Company entered into the PIPE Subscription Agreements with the PIPE Investors and the Convertible Note Subscription Agreements with the Convertible Note Investors. Pursuant to these agreements, and prior to the closing of the Merger on June 1, 2021, the Company issued and sold in private placements an aggregate of $105 million or 8,400,000 shares of the Company’s common stock to the PIPE Investors at $12.50 per share, and $200 million aggregate principal amount of unsecured Merger Convertible Notes.

Considering the effects of the financings described above and the typical financial cycle of the Company, the Company’s management believes that the Company’s cash and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Business seasonality

Historically, the Company has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. The Company typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to the Company’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce orders.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Buc Mobile, The Campaign Registry and Kaleyra US Inc., which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, the allowance for doubtful accounts; the valuation of the Company’s stock-based awards; the recoverability of long-lived and intangible assets; the capitalization and useful life of the Company’s capitalized internal-use software development costs; the fair values and estimated lives of acquired intangible assets; accruals and contingencies, including the tax related provision and the valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of the coronavirus (“COVID-19”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and trade receivables. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both the three months ended September 30, 2021 and 2020, there was one customer that individually accounted for more than 10% of the Company’s consolidated total revenue. In the nine months ended September 30, 2021 and 2020, there was zero and one customer that individually accounted for more than 10% of the Company’s consolidated total revenue. In the three months ended September 30, 2021, revenue generated by that one customer accounted for $9.2 million and another customer accounted for $4.9 million in three months ended September 30, 2020. In the nine months ended September 30, 2020, revenues generated by that one customer accounted for $10.5 million. As of September 30, 2021 and December 31, 2020, one individual customer in both periods accounted for more than 10% of the Company’s consolidated total trade receivables. Trade receivables accounted for by that one customer amounted to $8.5 million as of September 30, 2021 and another customer accounted for $4.5 million in trade receivables as of December 31, 2020.

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

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date

Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU applies to all registrants that are creditors in loan transactions that, individually or in the aggregate, have a material effect on the registrant’s financial condition. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. On November 15, 2019, the FASB delayed the effective date of ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a)ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses) (“ASU 2016-13”). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

3. BUSINESS COMBINATIONS

Acquisition of mGage

On June 1, 2021, the Company completed its Merger with Vivial and the resulting acquisition of the business owned by Vivial known as mGage, a leading global mobile messaging provider. The acquisition of mGage provided an opportunity for the Company to expand its network operator connections and become one of only four companies providing direct connectivity to all tier-1 US carriers.

Pursuant to the Merger Agreement dated as of February 18, 2021, by and among the Company, its wholly-owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative, Vivial was merged with and into Merger Sub, with Vivial surviving as a wholly-owned subsidiary of the Company. The name of Vivial was changed to mGage Group Holdings, Inc. (“mGage Group Holdings”) as a result of the Merger. Subsequently, on July 1, 2021, mGage Group Holdings changed its name to Kaleyra US Inc.

The Merger consideration consisted of cash consideration and common stock consideration and was subject to post-closing price adjustments as set forth in the Merger Agreement. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock (the “Parent Common Stock”). The resulting amount, which was based upon the $11.77 per share closing price of Parent Common Stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

The Merger was financed through (i) the proceeds from the issuance and sale by the Company, of an aggregate of 8,400,000 shares of Kaleyra common stock to PIPE Investors at $12.50 per share, pursuant to the subscription agreements dated February 18, 2021; and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. See Note 10 – Notes Payable for additional details on the Merger Convertible Notes.

The Merger was accounted for as a business combination and the total fair value of the consideration transferred of $217.0 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). During the three months ended September 30, 2021, Kaleyra redetermined the estimated fair value of certain identified finite-lived intangible assets, net of deferred tax liabilities and the resulting residual goodwill. The measurement period adjustment was recognized through a decrease of $8.9 million in the current period condensed consolidated balance sheet line item “Intangible assets, net” mostly relating the acquired developed technology, a net decrease of $1.9 million in the current period condensed consolidated balance sheet line item “Deferred tax liability” and an increase of $5.9 million in the current period condensed consolidated balance sheet line item

“Goodwill”. The measurement period adjustment also included a working capital adjustment of $997,000. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Customer relationships (1)	$76,256
Developed technology (1)	30,033
Trade names (1)	13,060
Deferred tax assets on loss carryforward	25,011
Goodwill (2)	86,321
Accounts receivable and other current assets	29,996
Property and equipment	8,450
Cash and cash equivalents	2,856
Total assets acquired	271,983
Deferred tax liabilities	32,284
Accounts payable and other current liabilities	22,665
Total liabilities assumed	54,949
Net assets acquired	$217,034
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

In 2021, the Company incurred costs related to this acquisition of $5.5 million that were expensed in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The contribution of mGage to the consolidated revenue and consolidated net loss for the three and nine months ended September 30, 2021 was $34.0 million and $44.1 million, respectively, and net income of $4.7 million and $5.7 million, respectively.

Acquisition of Bandyer

On July 8, 2021, Kaleyra completed the acquisition of the entire share capital of Bandyer, a company based in Italy that offers cloud based audio/video communications services to Italian financial institutions, retail companies, utilities, insurance, human resources and digital healthcare organizations (the “Bandyer Acquisition”). Bandyer’s services are extremely suitable for different industries and completely compatible with any device and expand and complete Kaleyra’s already wide offering of communication channels.

The consideration for the Bandyer Acquisition consisted of cash consideration of $15.4 million (€13 million) of which $13.3 million (€11.5 million) was paid at the acquisition date and the remaining amount was retained in an escrow account. The above purchase consideration may be increased or decreased by an amount equal to the sum of the acquisition date net debt and the portion of the acquisition date net working capital that will be collected by December 31, 2021 (the “Price Adjustment”). The Price Adjustment has not been considered in the calculation of the provisional goodwill. The acquisition of Bandyer was financed through the available financial resources of Kaleyra.

The Bandyer Acquisition was accounted for as a business combination and the total fair value of the consideration transferred of $15.4 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). The acquired entity’s results of operations have been included in the condensed consolidated financial statements of Kaleyra from the date of acquisition.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Property and equipment, net	$116
Developed technology (1)	7,999
Customer relationship (1)	1,798
Goodwill (2)	8,040
Cash and cash equivalents	349
Trade receivables and other current assets	671
Other non current assets	21
Total assets acquired	18,994
Deferred tax liabilities	2,452
Accounts payable and other current liabilities	986
Long term portion of employee benefit obligation	126
Current portion of bank and other borrowings	39
Total liabilities assumed	3,603
Net assets acquired	$15,391
(1)

Identified finite-lived intangible assets. The estimated fair value of the intangible assets acquired was determined by Kaleyra, which considered or relied in part upon a valuation report of a third-party expert. The Company used income approaches to estimate the fair values of the identifiable intangible assets. The estimated useful life is 8 years for customer relationships and 15 years for developed technology.

(2)

Goodwill is the excess of fair value of the consideration transferred over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and represents expected synergies of the combination of the acquired business. Goodwill is not deductible for income tax purposes.

Unaudited supplemental pro-forma information

The following table presents unaudited supplemental pro-forma information for the three and nine months ended September 30, 2021 and 2020 as if both the Merger and the Bandyer Acquisition had occurred on January 1, 2020. The main adjustments reflected in the unaudited pro-forma financial information are as follows:

(i)

the amortization of intangible assets arising from the purchase price allocation amounting to (i) zero and $4.9 million for three and nine months ended September 30, 2021, respectively, net of the related tax effect of zero and $1.8 million, respectively, which are referred to the period starting on January 1, 2021 through the date of the business combinations, and (ii) $2.9 million and $8.7 million for three and nine months ended September 30, 2020, respectively, net of the related tax effect of $1.1 million and $3.2 million, respectively, which are referred to the entire periods;

(ii)

the financial expenses incurred in connection with the Merger Convertible Notes amounting to (i) zero and $5.9 million for three and nine months ended September 30, 2021, respectively, which are referred to the period starting on January 1, 2021 through the date of the Merger, and (ii) $3.6 million and $10.6 million for three and nine months ended September 30, 2020, respectively, which are referred to the entire periods. No pro forma tax benefit has been reflected in connection with the pro forma adjustment to financial income (expense), net as Kaleyra is in a net loss tax position and a valuation allowance would be established for the amount of any deferred tax assets.

Transaction costs incurred in connection with the transactions were not eliminated. The pro-forma financial information is not necessarily indicative of the results of operation that would have occurred had the transactions been affected on the assumed dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenue	$84,025	$71,756	$232,917	$206,819
Net loss	(11,859)	(8,235)	(31,631)	(22,051)
Net loss per common share, basic and diluted	$(0.29)	$(0.21)	$(0.77)	$(0.67)
Weighted-average shares used in computing net loss per common share, basic and diluted	41,554,876	38,330,869	41,033,860	32,972,425

The contribution of mGage to the pro-forma consolidated revenue was $34.0 million and $98.6 million for the three and nine months ended September 30, 2021, respectively, and $33.2 million and $102.9 million for the three and nine months ended September 30, 2020, respectively.

The contribution of mGage to the pro-forma consolidated net loss was income of $4.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively, and a loss of $2.6 million and income of $946,000 for the three and nine months ended September 30, 2020, respectively.

The contribution of Bandyer to the pro-forma consolidated revenue was $482,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively, and $314,000 and $801,000 for the three and nine months ended September 30, 2020, respectively.

The contribution of Bandyer to the pro-forma consolidated net loss was income of $15,000 and a loss of $892,000 for the three and nine months ended September 30, 2021, respectively, and a loss of $260,000 and of $712,000 for the three and nine months ended September 30, 2020, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Hierarchy as of September 30, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$598	$—	$—	$598
Certificates of deposit (2)	—	35,849	—	35,849
Total Assets	$598	$35,849	$—	$36,447
Liabilities:
Interest Rate Swap (3)	$—	$49	$—	$49
Warrant liability (4)	—	989	—	989
Total Liabilities	$—	$1,038	$—	$1,038
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 3 and 12 months held in the United States and India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 18 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$590	$—	$—	$590
Certificates of deposit (2)	—	4,253	—	4,253
Total Assets	$590	$4,253	$—	$4,843
Liabilities
Interest Rate Swap (3)	$—	$109	$—	$109
Debt for forward share purchase agreements (4)	—	483	—	483
Total Liabilities	$—	$592	$—	$592
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of September 30, 2021 and as of December 31, 2020 were as follows (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$583	$15	$—	$598	$580	$10	$—	$590
Certificates of deposit	35,849	—	—	35,849	4,253	—	—	4,253

There were no transfers into or out of Level 2 or Level 3 for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

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

5. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of September 30, 2021 and December 31, 2020, was €6.7 million ($7.8 million) and €9.5 million ($11.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020	2021	2020
Interest Rate Swap	Financial income (expense), net	$16	$9	$57	$(35)

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of September 30,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Other long-term liabilities	$49	$109

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

Balance as of December 31, 2020	$16,657
Goodwill additions related to 2021 acquisitions	94,361
Effect of exchange rate	(361)
Balance as of September 30, 2021	$110,657

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of September 30, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$40,585	$3,748	$36,837	$2,742	$1,576	$1,166
Customer relationships	86,842	6,179	80,663	8,925	2,598	6,327
Trade names	13,060	544	12,516	—	—	—
Patent	128	59	69	130	49	81
Total amortizable intangible assets	$140,615	$10,530	$130,085	$11,797	$4,223	$7,574

Amortization expense was $4.2 million and $406,000 for the three months ended September 30, 2021 and 2020, respectively, and $6.4 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Total estimated future amortization expense as of September 30, 2021 is as follows (in thousands):

As of September 30, 2021
2021 (remaining three months)	$4,292
2022	17,122
2023	17,020
2024	16,817
2025	16,604
2026 and thereafter	58,230
Total	$130,085

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
VAT receivables	$1,600	$1,347
Receivables from suppliers	1,108	542
Credit for tax other than income tax	1,181	119
Income tax receivables	155	69
Other receivables	364	57
Total other current assets	$4,408	$2,134

Other long-term assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Non-current income tax credit (advances and tax reduced at sources)	$53	$1,509
Miscellaneous	342	288
Total other long-term assets	$395	$1,797

8. BANK AND OTHER BORROWINGS

Credit line facilities

As of September 30, 2021, the Company had credit line facilities denominated in Euro for a total amount of $7.4 million, of which $5.5 million had been used. As of December 31, 2020, the Company had credit line facilities denominated in Euro for $7.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.6% - 7.6%. The weighted average interest rate on those credit line facilities outstanding as of September 30, 2021 was 1.29%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest Contractual Rate	As of September 30,	As of December 31,
	2021	2020	Maturity	as of September 30, 2021	2021	2020
UniCredit S.p.A. (Line A Tranche 1)	$2,720	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	130	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,626	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,130	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	443	931	April 2022	Euribor 3 months + 2.30%	1.76%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,218	4,292	April 2024	Euribor 3 months + 3.10%	2.56%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,156	9,688	June 2026	Euribor 3 months + 2.15%	1.61%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,366	6,734	July 2026	Euribor 3 months + 2.20%	1.66%	1.16%
UBI Banca S.p.A. (Line 1)	—	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	98	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	136	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,542	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	705	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	5,572	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	242	307	December 2023	0.50%	0.50%	0.50%
Simest 2	240	305	December 2023	0.50%	0.50%	0.50%
Simest 3	441	560	December 2023	0.50%	0.50%	0.50%
Simest 4	1,245	—	April 2027	0.50%	0.50%	—
Banco Popolare Società Cooperativa	19	—	December 2021	Euribor 3 months + 1.85%	1.85%	—
Total bank and other borrowings	37,029	42,772
Less: current portion	10,455	10,798
Total long-term portion	$26,574	$31,974

All bank and other borrowings are unsecured borrowings of the Company.

On February 23, 2021, the Company entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 2”). The amendments each provide that certain financial covenants be amended, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio. Upon the approval of the audited statutory financial statements of Kaleyra S.p.A. for the year ended December 31, 2020 in June 2021, the calculated net financial position/gross operating income ratio failed to comply with the amended terms of the unsecured loan agreement with Intesa San Paolo S.p.A. As a result of such failure, Intesa San Paolo S.p.A. was entitled to raise the interest rate bearing on the existing financing agreements of Intesa San Paolo S.p.A. by fifty (50) bps. No principal amount was subject to early reimbursement under the amended terms of the loan agreement. On August 3, 2021, the Company was notified by Intesa San Paolo S.p.A. of their resolution to apply the incremental fifty (50) bps to the interest rate bearing on future payments of interest.

On March 9, 2021 and March 10, 2021, respectively, Kaleyra S.p.A. received the approval by UniCredit to postpone repayment of the principal amounts due under the existing Line A Tranche (2), Line B and Line C of the long-term financing agreements with UniCredit S.p.A. for a period of six (6) months starting from March 1, 2021 until August 31, 2021, and under Line A Tranche (1) of the long-term financing agreement with UniCredit S.p.A. starting from February 1, 2021 until July 31, 2021. Consequently, the repayment schedule under all financing agreements mentioned above has been extended for the period equal to that of the six (6) month suspension period.

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

On April 15, 2021, the Company entered into a general unsecured loan agreement with Simest S.p.A for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate) relating to the Fund 394/81 (the “Simest Financing”) and Fund for Integrated Promotion (the “Co-financing”) for implementation of a program to break into foreign markets. The principal amount of $505,000 (€422,000 at the April 15, 2021 exchange rate) of the financing applies to the Co-financing and has been granted in accordance with Section 3.1 of the Temporary Framework for State aid measures to support the economy in the current COVID-19 outbreak of the European Commission, and as such is non-refundable as long as the funds are used for the purposes stated within the Framework.

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

On September 15, 2021, the principal amount of $1.3 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing and Co-financing, respectively, was disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A.

As of September 30, 2021, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

Interest expense on bank and other borrowings was $172,000 and $206,000 for the three months ended September 30, 2021 and 2020, respectively, and $542,000 and $623,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company is obliged to make payments as follows (in thousands):

As of September 30, 2021
2021 (remaining three months)	$2,881
2022	10,694
2023	10,567
2024	6,399
2025	3,894
2026 and thereafter	2,594
Total	$37,029

9. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of September 30, 2021, the Company’s debt for forward share purchase agreements amounted to zero.

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

Nomura Global Financial Products

On February 25, 2021, in accordance with the terms of the agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”), NGFP fully terminated the forward share purchase agreement (“Forward Transaction”) and made a payment in the aggregate amount of $17.0 million to the Company. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and, as a result, the Company has no further obligations.

10. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of September 30, 2021.

Business Combination Convertible Notes

As of September 30, 2021, the Business Combination Convertible Notes held by Esse Effe and Maya amounted to zero.

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

Notes payable - Other

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company filed the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

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

As of September 30, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $29,000. This note payable is included in “Long-term portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2021, the outstanding amount of the Merger Convertible Notes was $189.2 million, net of issuance costs. During the three and nine months ended September 30, 2021, contractual interest expense amounted to $3.1 million and $4.1 million, respectively, and amortization of the debt issuance costs amounted to $409,000 and $605,000, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss), net of tax	1,105	(4)	1,101
As of March 31, 2021	(1,731)	6	(1,725)
Other comprehensive income (loss), net of tax	(602)	23	(579)
As of June 30, 2021	(2,333)	29	(2,304)
Other comprehensive income (loss), net of tax	16	(4)	12
As of September 30, 2021	$(2,317)	$25	$(2,292)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2019	$78	$(4)	$74
Other comprehensive income (loss), net of tax	(502)	4	(498)
As of March 31, 2020	(424)	—	(424)
Other comprehensive income (loss), net of tax	(691)	—	(691)
As of June 30, 2020	(1,115)	—	(1,115)
Other comprehensive income (loss), net of tax	(619)	1	(618)
As of September 30, 2020	$(1,734)	$1	$(1,733)

12. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero as of September 30, 2021 and December 31, 2020, represented the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

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

Following the full and final settlement agreements signed with the eligible employees on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full by September 30, 2021 and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding.

13. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Liabilities for tax other than income tax	$778	$2,942
Social security liabilities	341	383
Current tax liabilities	986	434
Accrued financial interest	113	1,066
Capital leases	86	138
Accrued contractual interests	4,061	—
Other miscellaneous	2,514	1,025
Total other current liabilities	$8,879	$5,988

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Interest rate swaps	$49	$109
Warrant liability	989	—
Capital leases	145	208
Other miscellaneous	821	286
Total other long-term liabilities	$2,004	$603

14. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in Italy, India and the United States. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Italy	$20,547	$15,943	$55,798	$44,098
India	21,969	8,893	47,282	24,010
United States	25,305	7,969	41,397	18,611
Europe (excluding Italy)	1,712	1,876	4,969	7,023
South America	9,214	—	11,666	—
Rest of the world	5,278	3,587	16,619	9,358
Total	$84,025	$38,268	$177,731	$103,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Italy	24.5%	41.7%	31.4%	42.7%
India	26.1%	23.2%	26.6%	23.3%
United States	30.1%	20.8%	23.3%	18.1%
Europe (excluding Italy)	2.0%	4.9%	2.8%	6.8%
South America	11.0%	0.0%	6.6%	0.0%
Rest of the world	6.3%	9.4%	9.3%	9.1%

As of September 30, 2021, the majority of the Company’s long-lived assets are located in the United States, Italy, and India. The following table sets forth long-lived assets by geographic area as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Italy	$4,443	$2,827
India	2,998	1,667
United States	9,082	2,225
Rest of the world	680	7
Total	$17,203	$6,726

	As of September 30,	As of December 31,
	2021	2020
Italy	25.8%	42.0%
India	17.4%	24.8%
United States	52.8%	33.1%
Rest of the world	4.0%	0.1%

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next seven years. The Company’s Milan office lease contains an option to renew the lease for six years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $426,000 and $233,000 for the three months ended September 30, 2021 and 2020, respectively, and $867,000 and $674,000 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments under leasing obligations as of September 30, 2021 are as follows (in thousands):

	As of September 30, 2021
	Operating Leases	Capital Leases	Total
2021 (remaining three months)	$450	$36	$486
2022	1,340	74	1,414
2023	746	61	807
2024	637	61	698
2025	425	18	443
2026 and thereafter	129	—	129
Total minimum lease payments	$3,727	$250	$3,977

Future minimum lease payment under capital leases as of September 30, 2021 consisted of the following (in thousands):

As of September 30, 2021
Capital Leases
Total payments	$250
Less: interest portion	19
Net capital lease obligation	231
Less: current portion	86
Long term portion	$145

The current and long term portion of the future minimum lease payments under capital lease are included in the condensed consolidated balance sheet line item “Other current liabilities” and “Other long-term liabilities”, respectively.

Contingencies

As of September 30, 2021, the Company had contingent liabilities of $127,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

16. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the nine months ended September 30, 2021:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2020	3,331,037	$7.48
Vested	(1,310,550)	$8.54
Granted	2,829,375	$12.27
Cancelled	(244,681)	$7.12
Non-vested as of September 30, 2021	4,605,181	$10.14

RSUs compensation expense for the three and nine months ended September 30, 2021 was $5.8 million and $15.1 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,311	$1,161	$3,088	$3,613
Sales and marketing	518	1,281	1,906	3,434
General and administrative	3,991	2,480	10,096	8,709
Total	$5,820	$4,922	$15,090	$15,756

As of September 30, 2021, there was $29.9 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.45 years.

17. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company recorded income tax expense of $766,000 and an income tax benefit of $263,000 for the three months ended September 30, 2021 and 2020, respectively, and an income tax benefit of $6.6 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company maintains a valuation allowance against its domestic deferred tax assets, with the exception of certain deferred tax liabilities as result of purchase accounting adjustments, and most foreign jurisdictions other than India also maintain a valuation allowance against its deferred tax assets.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating loss incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company recognized a $959,000 discrete tax benefit during the nine months ending September 30, 2021, related to a release of the domestic valuation allowance associated with a net operating loss carryback.

During the nine months ended September 30, 2021, the Company also released $5.8 million of valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition during the period. During the three months ended September 30, 2021, measurement period adjustments related to the acquisition of mGage resulted in a $551,000 reduction in the Company’s previously released valuation allowance. The net valuation allowance release was $5.3 million during the nine months ended September 30, 2021.

During the three months ended September 30, 2021, the Company also released $320,000 of valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the Bandyer acquisition. As management receives additional information during the measurement period, the valuation allowance may be adjusted.

As of September 30, 2021, the Company maintained $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $737,000 of tax expense.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of September 30, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

18. WARRANTS

The Company’s warrants are only exercisable for whole shares at $11.50 per share. Under the terms of the warrant agreement dated December 12, 2017 (the “Warrant Agreement”), the Company agreed to use its best efforts to file a new registration statement following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares are issuable upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the warrant holder. Each warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

On April 12, 2021, the SEC issued a SEC Staff Statement on “Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in December 2019. Based on ASC 815-40, “Contracts in Entity’s Own Equity”, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the consolidated statements of operations. Following the SEC Staff Statement, management evaluated the fact pattern set forth within the Company’s Warrant Agreement and concluded that the warrants issued in connection with private placements that occurred in December 2017 and January 2018 concurrently with its initial public offering (the “Private Placement Warrants”) should have been recorded as a liability at fair value as the Private Placement Warrants were not considered to be indexed to the entity’s own stock. Because the transfer of Private Placement Warrants to anyone other than the initial purchasers or their permitted transferees would result in the Private Placement Warrants having substantially the same terms as warrants issued in the Company’s initial public offering, management determined that the fair value of each Private Placement Warrant approximates the fair value of its publicly traded warrants.

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

During the three months ended September 30, 2021, the Company recorded $166,000 in “Financial expense, net” on the condensed consolidated statements of operation for the change in fair value of the Private Placement Warrants. During the nine months ended September 30, 2021, the Company recorded $664,000, including the $190,000 attributable to prior periods, in “Financial expense, net” on the condensed consolidated statements of operations for the change in fair value of the Private Placement Warrants.

On August 24, 2021, the Company entered into Warrant Repurchase Agreements with certain holders to repurchase warrants held by these holders for the purchase of an aggregate amount of 1,684,470 shares of the Company’s common stock. The warrants were initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Warrant Repurchase Agreements, on August 27, 2021, the Company paid $3.25 per underlying share of common stock to repurchase these warrants, at an aggregate purchase price of $5.5 million for the surrender and cancellation of these warrants held by such holders.

As of September 30, 2021, there were 5,440,762 warrants outstanding.

19. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,859)	$(5,333)	$(26,704)	$(22,284)
Weighted average shares used to compute net loss per common share, basic and diluted	41,554,876	28,330,869	35,404,231	22,972,425
Net loss per common share, basic and diluted	$(0.29)	$(0.19)	$(0.75)	$(0.97)

The Company generated a net loss for each of the three and nine months ended September 30, 2021 and 2020. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three and nine months ended September 30, 2021, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 10,827,900 and 11,395,380, respectively, and 16,803,358 and 17,184,630 for the three and nine months ended September 30, 2020, respectively.

20. TRANSACTIONS WITH RELATED PARTIES

During the three and nine months ended September 30, 2021 and 2020, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero, who is the Chief Executive Officer and a director of the Company. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. Under the terms of the unsecured convertible promissory notes, the previously outstanding principal balance of these notes, plus all accrued and unpaid interest, became due and payable following the private placement equity financing event in support for the consummation of the Merger Agreement for the acquisition of mGage of June 1, 2021. The outstanding principal amount of $3.8 million plus accrued interest of $84,000 was paid in full on June 2, 2021 and the obligation terminated pursuant to its terms. No outstanding amount was due by the Company as of September 30, 2021 ($7.5 million plus $241,000 of accrued interest as of December 31, 2020). See Note 10 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were zero and $80,000 in the three and nine months ended September 30, 2021, respectively ($107,000 and $249,000 in the three and nine months ended September 30, 2020, respectively);

iii.

Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $58,000 and $182,000 for the three and nine months ended September 30, 2021, respectively ($54,000 and $169,000 in the three and nine months ended September 30, 2020, respectively);

iv.

Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $18,000 and $42,000 for the three and nine months ended September 30, 2021, respectively ($11,000 and $22,000 in the three and nine months ended September 30, 2020, respectively); and

v.

As mentioned in Note 12, in the three months ended March 31, 2020, as a result of the modification of the Solutions Infini 2018 Purchase Agreement, a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. Following the full and final settlement agreements signed on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full by June 30, 2021 and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of September 30, 2021. See Note 12 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$18	$11	$42	$22
Sales and marketing	58	54	182	170
General and administrative	—	107	80	249
Financial expense, net	—	55	63	299

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

The Company’s revenue is recognized upon the sending of a message, the execution of a voice call, the execution of a video call, the usage of microservices available in-platform, or by the authentication of a financial transaction of an end user of the

Company’s customer using the Company’s platform in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platform access is considered a monthly service comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 92% and 95% of total revenue for the three and nine months ended September 30, 2021, respectively (98% and 98% of total revenue for the three and nine months ended September 30, 2020, respectively).

Subscription-based fees are derived from certain term-based contracts, such as with the sale of short codes, usage of Whatsapp®, and customer support, which are generally at least one year long. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 8% and 5% of total revenue for the three and nine months ended September 30, 2021, respectively (2% and 2% of total revenue for the three and nine months ended September 30, 2020, respectively).

The Company's arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Contract Balances

The Company receives payments from customers based on a billing schedule as established in its contracts. Contract assets are recorded when the Company has a conditional right to consideration for its completed performance under the contracts. Trade receivables are recorded when the right to this consideration becomes unconditional, which is as usage occurs. The Company did not have any contract assets as of September 30, 2021 and December 31, 2020.

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. As of September 30, 2021 and December 31, 2020, the Company recorded $11.1 million and $3.7 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and nine months ended September 30, 2021, the Company recognized $595,000 and $2.8 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2020.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 14 – Geographic Information for details of revenue by geographic area.

22. SUBSEQUENT EVENTS

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

On February 18, 2021, Kaleyra executed the Merger Agreement for the acquisition of the business known as mGage, a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”). On June 1, 2021, Kaleyra acquired mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration and was subject to post-closing price adjustments as set forth in the Merger Agreement. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share, and Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured Merger Convertible Notes.

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including group video calls and webinars.

Effective August 31, 2021, the common stock of the Company ceased trading on the New York Stock Exchange (“NYSE”) American and commenced trading on the NYSE under the symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

Kaleyra provides its customers and business partners with a reliable and highly-performing cloud communications platform (the “Platform”) that seamlessly integrates software services and applications for business-to-consumer communications between Kaleyra’s customers and their end-user customers and partners on a global basis. These communications are mostly managed through mobile network operators as the gateway to reach end-user consumers’ mobile devices. Kaleyra’s Platform enables these communications by providing access to its gateways, communication channel and UI-based tools to reach and engage end user customers. It does so, coupled with a “software as a service” (SaaS) business model, creating what is generally referred to as a “cloud communications platform as a service”, or simply CPaaS. Kaleyra’s solutions include identity authentication, mobile and voice notifications on transactions, video APIs, banking services authorizations and marketing campaigns.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ communication requirements and the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ and business partners’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy and back up infrastructure, embedded regulatory compliance, configurable monitoring, and detailed reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

During the three and nine months ended September 30, 2021, Kaleyra processed nearly 13.5 billion and 29.0 billion billable messages and 1.5 billion and 4.1 billion voice calls, respectively. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra’s has over 510 employees following the closing of the Merger.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three months ended September 30, 2021 and 2020, Kaleyra had one customer which accounted for more than 10% of Kaleyra’s revenues. In the nine months ended September 30, 2021 and 2020, Kaleyra had zero and one customer which accounted for more than 10% of Kaleyra’s revenues. Kaleyra has multiple large European commercial banks as business partners, with none and one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume in the three months ended September 30, 2021 and 2020, respectively. In both the nine months ended September 30, 2021 and 2020, Kaleyra had one of these partners, Intesa Sanpaolo S.p.A., accounting for more than 10% of Kaleyra’s business volume.

For the three and nine months ended September 30, 2021, 64.9% and 75.2% of revenues, respectively, came from customers which have been on the platform for at least one year. Although Kaleyra continues to expand by introducing new customers to the platform, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s underlying technology used in the Platform is the same across all its communication services which can generally be described as “omni-channel mobile-first interactive notifications via a public or private cloud implementation.” These services include inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises which use digital and mobile communications in the conduct of their business. Kaleyra’s Platform enables these communications by integrating mobile alert notifications and interactive capabilities to reach and engage end-user customers. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators. Also, Kaleyra provides simple interfaces and APIs for multiple channels and continuously updates its product offering to account for new end-user consumer behavior changes and progresses.

Kaleyra services a broad base of customers throughout the world operating in diverse businesses and regions. Kaleyra’s business is generated by providing data to the telecommunications provider and transmitting message data from its customers or business partners. Kaleyra has a concentration of business within the financial services industry and serves the major European banking customers. With each relationship Kaleyra is the link between the financial institutions and their end-user customers. In linking these two parties, Kaleyra’s Platform leverages the telecommunications provider to transmit critical message data to these end-user customers.

For the three and nine months ended September 30, 2021 and 2020, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended September 30, 2021, the number of messages delivered to customers increased by 114.3%, compared to the three months ended September 30, 2020, and the number of voice calls connected to customers increased by 36.4%, compared to the three months ended September 30, 2020. In the nine months ended September 30, 2021, the number of messages delivered to customers increased by 57.8%, compared to the nine months ended September 30, 2020, and the number of voice calls connected to customers increased by 73.2%, compared to the nine months ended September 30, 2020. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the most recent surge in the Delta variant strain, which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders.

Kaleyra’s business partners in Italy mainly consist of banks and other credit card issuers that connect to their customers (end-user customers) sending highly-secured and reliable messages through Kaleyra’s platform.

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

FACTORS AFFECTING COMPARABILITY OF RESULTS

The business combination with mGage

On June 1, 2021, Kaleyra completed its Merger with Vivial, and the resulting acquisition of the business owned by Vivial known as mGage, a leading global mobile messaging provider. The acquisition of mGage provided an opportunity for Kaleyra to expand its network operator connections and become one of only four companies providing direct connectivity to all tier-1 US carriers.

The purchase consideration amounting to $217.0 million consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting amount, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

mGage contributed $34.0 million and $44.1 million to the consolidated total revenues in the three and nine months ended September 30, 2021 that it was consolidated and represented 40.4% and 24.8% of the consolidated revenues for the three and nine months ended September 30, 2021, respectively.

In 2021, the Company incurred costs related to the acquisition of mGage of $5.5 million that were expensed in General and Administrative expenses in the consolidated statement of operations.

The business combination with Bandyer

On July 8, 2021, the Company announced the acquisition of Bandyer for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via WebRTC technology to financial institutions, retail companies, utilities, industries, insurance, human resources and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and SDKs based on WebRTC technology for a variety of use cases including group video calls and webinars. The acquisition of Bandyer adds video capabilities to Kaleyra’s already wide offering of communication channels. With the addition of Bandyer’s video offering, Kaleyra’s offerings become a complete suite of tools for omnichannel customer engagement designed for cross-channel customer experiences.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in the three and nine months ended September 30, 2021, Kaleyra accounted for increasing revenues and gross margin when compared to the same period of prior year, mainly driven by the newly acquired business of mGage. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the surge in the Delta variant strain. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as below. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of the coronavirus.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$84,025	$38,268	$45,757	120%
Cost of revenue	64,414	30,763	33,651	109%
Gross profit	19,611	7,505	12,106	161%
Operating expenses:
Research and development	7,163	2,259	4,904	217%
Sales and marketing	7,272	3,423	3,849	112%
General and administrative	12,631	6,441	6,190	96%
Total operating expenses	27,066	12,123	14,943	123%
Loss from operations	(7,455)	(4,618)	2,837	61%
Other income, net	66	38	28	74%
Financial expense, net	(3,542)	(468)	3,074	NM
Foreign currency loss	(162)	(548)	(386)	(70%)
Loss before income tax expense (benefit)	(11,093)	(5,596)	5,497	98%
Income tax expense (benefit)	766	(263)	(1,029)	NM
Net loss	$(11,859)	$(5,333)	$6,526	122%

NM = Not meaningful

Revenue

In the three months ended September 30, 2021, revenue increased by $45.8 million, or 120%, compared to the three months ended September 30, 2020. This increase was mainly driven by the organic growth of the Kaleyra legacy businesses, representing 30% of the aggregate growth period over period, and the effects of the business combinations with mGage and Bandyer, which contributed $34.5 million.

Cost of Revenue and Gross Profit

In the three months ended September 30, 2021, cost of revenue increased by $33.7 million, or 109%, compared to the three months ended September 30, 2020. The increase in cost of revenue was primarily attributable to the consolidation of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets. In the three months ended September 30, 2021, gross profit increased by 161% compared to the three months ended September 30, 2020, mainly as a result of the business combinations with mGage and Bandyer.

Operating Expenses

In the three months ended September 30, 2021, research and development expenses increased by $4.9 million, compared to the three months ended September 30, 2020. Research and development expenses included $1.3 million of stock-based compensation, compared to $1.2 million in the three months ended September 30, 2020. Excluding such costs and the $1.5 million capitalized software development costs, compared to $697,000 capitalized costs in the three months ended September 30, 2020, research and development expenses would have increased by $5.6 million mainly due to the consolidation of the newly acquired businesses of mGage and Bandyer, representing 75% of the increase in research and development expenses, and to an increase in headcount compared to the prior period.

In the three months ended September 30, 2021, sales and marketing expenses increased by $3.8 million compared to the three months ended September 30, 2020. Sales and marketing expenses included $518,000 of stock-based compensation, compared to $1.3 million in the three months ended September 30, 2020. Excluding such costs, sales and marketing expenses would have increased by $4.6 million. Such increase was primarily driven by to the consolidation of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets, representing 91% of the increase in sales and marketing expenses, and an increase in headcount compared to the prior period.

In the three months ended September 30, 2021, general and administrative expenses increased by $6.2 million compared to the three months ended September 30, 2020. General and administrative expenses included (i) $4.0 million of stock-based compensation in the three months ended September 30, 2021, compared to $2.5 million in the three months ended September 30, 2020; and (ii) $138,000 of mGage and Bandyer acquisition transaction costs and $911,000 of transaction costs and costs pertaining to initial public company compliance in the three months ended September 30, 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $5.5 million mainly due to an increase in the headcount compared to the same period of last year and to the consolidation of the newly acquired businesses of mGage and Bandyer, representing 21% of the increase in general and administrative expenses.

Other Income, Net

In the three-month period ended September 30, 2021, other income, net increased by $28,000, compared to three months ended September 30, 2020.

Financial Expense, Net

In the three months ended September 30, 2021, financial expense, net increased by $3.1 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $3.1 million and $409,000, respectively, partially offset by the decrease in the fair value of the private warrant liability of $166,000. Excluding the net change in fair value of the warrant of $166,000 and the interest expense on convertible notes of $3.5 million, financial expense, net would have decreased by $257,000.

Foreign Currency Loss

In the three months ended September 30, 2021, foreign currency loss decreased by $386,000, compared to three months ended September 30, 2020. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In the three months ended September 30, 2021, income tax expense (benefit) went from an income tax benefit of $263,000 to an income tax expense of $766,000, mainly due to a $320,000 release of valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the Bandyer acquisition during the period, partially offset by the impact of measurement period adjustments related to the mGage acquisition resulting in a $551,000 reduction in the Company’s previously released valuation allowance.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$177,731	$103,100	$74,631	72%
Cost of revenue	141,333	86,511	54,822	63%
Gross profit	36,398	16,589	19,809	119%
Operating expenses:
Research and development	14,313	7,415	6,898	93%
Sales and marketing	14,791	10,155	4,636	46%
General and administrative	35,597	20,737	14,860	72%
Total operating expenses	64,701	38,307	26,394	69%
Loss from operations	(28,303)	(21,718)	6,585	30%
Other income, net	158	91	67	74%
Financial expense, net	(5,169)	(1,027)	4,142	NM
Foreign currency income (loss)	2	(795)	797	100%
Loss before income tax benefit	(33,312)	(23,449)	9,863	42%
Income tax benefit	(6,608)	(1,165)	5,443	NM
Net loss	$(26,704)	$(22,284)	$4,420	20%

NM = Not meaningful

Revenue

In the nine months ended September 30, 2021, revenue increased by $74.6 million, or 72%, compared to the nine months ended September 30, 2020. This increase was mainly driven by the effects of the business combinations with mGage and Bandyer, which contributed $44.6 million, and the organic growth of the Kaleyra legacy businesses, representing 29% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In the nine months ended September 30, 2021, cost of revenue increased by $54.8 million, or 63%, compared to the nine months ended September 30, 2020. The increase in cost of revenue was primarily attributable to the consolidation of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets. In the nine months ended September 30, 2021, gross profit increased by 119% compared to the nine months ended September 30, 2020, mainly as a result of the business combinations with mGage and Bandyer.

Operating Expenses

In the nine months ended September 30, 2021, research and development expenses increased by $6.9 million, compared to the nine months ended September 30, 2020. Research and development expenses included $3.1 million of stock-based compensation in the nine months ended September 30, 2021, compared to $3.6 million of stock-based compensation and $524,000 for the Solutions Infini performance bonuses and preference shares amendment in the nine months ended September 30, 2020. Excluding such costs and the $3.2 million capitalized software development costs, compared to $2.0 million capitalized costs in the nine months ended September 30, 2020, research and development expenses would have increased by $9.1 million mainly due to an increase in headcount compared to the prior period and to the consolidation of the newly acquired businesses of mGage and Bandyer, representing 61% of the increase in research and development expenses.

In the nine months ended September 30, 2021, sales and marketing expenses increased by $4.6 compared to the nine months ended September 30, 2020. Sales and marketing expenses included $1.9 million of stock-based compensation in the nine months ended September 30, 2021, compared to $3.4 million of stock-based compensation and $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in the nine months ended September 30, 2020. Excluding such costs, sales and marketing expense would have increased by $7.3 million. Such increase was primarily driven by the consolidation of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets, representing 77% of the increase in sales and marketing expenses, and an increase in headcount compared to same period last year.

In the nine months ended September 30, 2021, general and administrative expenses increased by $14.9 million compared to the nine months ended September 30, 2020. General and administrative expenses included (i) $10.1 million of stock-based compensation in the nine months ended September 30, 2021, compared to $8.7 million in the nine months ended September 30, 2020; and (ii) $5.6 million of mGage and Bandyer acquisition transaction costs and $3.5 million of transaction costs and costs pertaining to initial public company compliance in the nine months ended September 30, 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $11.3 million, mainly due to an increase in the headcount compared to the same period of last year and mGage transaction-related advisory costs.

Other Income, Net

In the nine-month period ended September 30, 2021, other income, net increased by $67,000, compared to nine months ended September 30, 2020.

Financial Expense, Net

In the nine months ended September 30, 2021, financial expense, net increased by $4.1 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $605,000 and $4.1 million, respectively, and to the increase in the fair value of the private warrant liability of $664,000, partially offset by the reversal of interest expense of $659,000 previously accrued on a forward share purchase agreement in the nine months ended September 30, 2021 compared to same period last year. The same period last year accounted for the reversal of interest expense of $417,000 previously accrued on the preference share obligations related to the amendment signed in January 2020. Excluding the increase in the fair value of the warrant of $664,000, the interest expense on convertible notes of $4.7 million and the non-recurring reversal of interest expense on a forward share purchase agreement and preference share obligations, amounting to $659,000 and $417,000, respectively, financial expense, net would have decreased by $946,000.

Foreign Currency Income (Loss)

In the nine months ended September 30, 2021, there was foreign currency income of $2,000 compared to a foreign currency loss of $795,000 in the nine months ended September 30, 2020. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In the nine months ended September 30, 2021, income tax benefit increased by $5.4 million mainly due to a $5.8 million release of the valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition during the period, partially offset by measurement period adjustments related to the mGage acquisition resulting in a $551,000 reduction in the Company’s previously released valuation allowance. The net valuation allowance release is $5.3 million in the nine months ended September 30, 2021. The Company recognized a $959,000 discrete tax benefit during the nine months ending September 30, 2021, related to a release of the domestic valuation allowance associated with a net operating loss carryback.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company had $70.3 million of cash and cash equivalents, $1.7 million of restricted cash and $36.4 million of short-term investments with maturity terms between 3 and 12 months held in US and in India. Of the $108.5 million in cash, restricted cash and short-term investments, $69.6 million was held in U.S. banks, $25.3 million was held in Italy, $9.1 million was held in India with the remainder held in other banks. As of December 31, 2020, the Company had $33.0 million of cash and cash equivalents and $4.8 million of short-term investments.

The condensed consolidated balance sheets as of September 30, 2021 includes total current assets of $199.4 million and total current liabilities of $116.0 million, resulting in net current assets of $83.4 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of September 30, 2021, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $42.5 million ($48.0 million as of December 31, 2020).

Kaleyra has credit line facilities of $7.4 million as of September 30, 2021, of which $5.5 million has been used. As of December 31, 2020, Kaleyra had credit line facilities of $7.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

As of September 30, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $29,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of September 30, 2021. Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

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

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021 Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira terminated pursuant to its terms, and as a result the Company has no further obligations under the Yakira Purchase Agreement. As of September 30, 2021 there are no outstanding obligations under the Forward Share Purchase Agreement.

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

As of September 30, 2021, the outstanding amount of the Merger Convertible Notes was $189.2 million, net of issuance costs. During the three and nine months ended September 30, 2021, contractual interest expense amounted to $3.1 million and $4.1 million, respectively, and amortization of the debt issuance costs amounted to $409,000 and $605,000, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding Debt for Forward Share Purchase Agreements, the Notes Payable to the Sellers, the Notes Payable to the Founders, Merger Convertible Notes and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest Contractual Rate	As of September 30,	As of December 31,
	2021	2020	Maturity	as of September 30, 2021	2021	2020
UniCredit S.p.A. (Line A Tranche 1)	$2,720	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	130	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,626	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	2,130	2,521	August 2023	Euribor 3 months + 3.90%	3.36%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	443	931	April 2022	Euribor 3 months + 2.30%	1.76%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	3,218	4,292	April 2024	Euribor 3 months + 3.10%	2.56%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	9,156	9,688	June 2026	Euribor 3 months + 2.15%	1.61%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	6,366	6,734	July 2026	Euribor 3 months + 2.20%	1.66%	1.16%
UBI Banca S.p.A. (Line 1)	—	209	August 2021	Euribor 3 months + 1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	98	1,031	October 2021	Euribor 3 months +1.95%	1.41%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	136	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,542	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	705	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	5,572	6,355	September 2024	Euribor 3 months + 3.00%	2.46%	2.46%
Simest 1	242	307	December 2023	0.50%	0.50%	0.50%
Simest 2	240	305	December 2023	0.50%	0.50%	0.50%
Simest 3	441	560	December 2023	0.50%	0.50%	0.50%
Simest 4	1,245	—	April 2027	0.50%	0.50%	—
Banco Popolare Società Cooperativa	19	—	December 2021	Euribor 3 months + 1.85%	1.85%	—
Total bank and other borrowings	37,029	42,772
Less: current portion	10,455	10,798
Total long-term portion	$26,574	$31,974

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,917)	$(14,014)
Net cash used in investing activities	(244,342)	(3,135)
Net cash provided by financing activities	292,606	11,633
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,276)	33
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,071	$(5,483)

In the nine months ended September 30, 2021, cash used in operating activities was $7.9 million, primarily consisting of a net loss of $26.7 million and $6.9 million of deferred tax benefit, partially offset by non-cash items, mainly $15.1 million of stock-based compensation, $9.0 million of depreciation and amortization expense, $792,000 of provision for doubtful accounts, $745,000 of non-cash interest expense, $664,000 of change in the fair value of the warrant liability, partially offset by $659,000 of reversal of interest expense previously accrued on a forward share purchase agreement.

In the nine months ended September 30, 2020, cash used in operating activities was $14.0 million, primarily consisting of a net loss of $22.3 million and net cumulative changes in operating assets and liabilities of $7.0 million, partially offset by $15.2 million of non-cash items. Non-cash items consisted primarily of $16.1 million of stock-based compensation and $1.9 million of depreciation and amortization expense partially offset by $2.5 million settlement on the preference share liability and $898,000 change in deferred tax assets.

In the nine months ended September 30, 2021, cash used in investing activities was $244.3 million, primarily consisting of $195.3 million of cash consideration paid for the acquisition of mGage, $13.3 million of cash consideration paid for the acquisition of Bandyer, $52.2 million of purchases in short-term investments, $3.1 million to fund the cost of internally developed software and $842,000 of purchases of property and equipment, partially offset by $20.5 million of proceeds from sale of short-term investments.

In the nine months ended September 30, 2020, cash used in investing activities was $3.1 million, primarily consisting of $7.9 million of purchases of short-term investments, $1.0 million of purchases of property and equipment, and $2.1 million to fund the cost of internally developed software, partially offset by $7.8 million of proceeds from sale of short-term investments.

In the nine months ended September 30, 2021, cash provided by financing activities was $292.6 million, primarily consisting of $188.6 million of proceeds from issuance of convertible notes, net of issuance costs, $99.1 million of proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs, $17.0 million of receipts related to forward share purchase agreements, $2.9 million in proceeds received from the exercise of common stock warrants, $1.2 million in proceeds related to the settlement of non-forfeited 2020 Sponsor Earnout Shares, $1.3 million of proceeds from borrowings on term loans and net drawings of $440,000 on the available lines of credit, partially offset by $7.5 million of repayments on notes, $4.9 million of repayments on term loans and $5.5 million in cash paid to repurchase warrants.

In the nine months ended September 30, 2020, cash provided by financing activities was $11.6 million, primarily consisting of $36.2 million in net proceeds from the public offering of the Company’s common stock, $24.4 million in proceeds from borrowings on term loans and net drawings of $749,000 on the available lines of credit, partially offset by $6.3 million of repayments on term loans, $30.4 million of repurchases of common stock related to forward share purchase agreements, $1.5 million of payments related to aggregate sale price differences under the forward share purchase agreements, and $11.5 million of repayments on notes.

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of September 30, 2021, as derived from the unaudited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes below describing certain events occurring after September 30, 2021 (in thousands).

	Payment due by period
	Total	2021 (remaining three months)	2022-2024	2025-2026	Thereafter
Bank and other borrowings (1)	$37,029	$2,881	$27,660	$6,332	$156
Line of credit	5,464	5,464	—	—	—
Capital lease obligations (including interest)	250	36	196	18	—
Operating lease obligations (2)	3,727	450	2,723	554	—
Convertible notes (3)	200,000	—	—	200,000	—
Other notes payable (4)	405	—	405	—	—
Total	$246,875	$8,831	$30,984	$206,904	$156

(1)

On September 15, 2021 the principal amount of $1.2 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing and Co-financing, respectively, were disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A.

(2)	The Company has an option to extend its Milan office lease in 2026 for a period of 6 years under the same terms and conditions of the existing contract.
(3)

Pursuant to Convertible Note Subscription Agreements with the Convertible Note Investors, on June 1, 2021, prior to the closing of the Merger, the Company issued and sold in private placements $200 million aggregate principal amount of unsecured Merger Convertible Notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. Kaleyra typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce.

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, India, and Switzerland. As of September 30, 2021, the tax years 2008 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax expense of $766,000 and an income tax benefit of $263,000 for the three months ended September 30, 2021 and 2020, respectively, and an income tax benefit of $6.6 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company maintained $4.9 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini) for which no deferred tax liabilities have been recorded, since the Company intends to indefinitely reinvest such earnings in the subsidiary to fund the international operations and certain obligations of the subsidiary. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in approximately $737,000 of tax expense.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, the Company acquired mGage, and as a result of the acquisition, there are changes to the internal control over financial reporting as mGage had its own such controls which are in the process of being integrated with the Company’s pre-acquisition internal control over financial reporting. In accordance with applicable guidance from the SEC for acquisitions, the Company is at this time excluding mGage from management’s assessment of the Company’s internal control over financial reporting. Notwithstanding there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing has taken place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 9803/2021). All the parties that took part in the proceeding can now file their appeal to the second instance Court (Council of State) within 3 months from the abovementioned date (it is however unlikely that Vodafone might notify such decision to the Authority and/or Kaleyra and in such case the deadline would be 30 days from such notification). Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

The outcome of such action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

On April 16, 2019, Kaleyra filed a claim against Telecom Italia S.p.A. (“Telecom”) and Telecom Italia Sparkle S.p.A. (“Sparkle”, jointly with Telecom “Defendants”) before the Court of Milan seeking compensation in the amount of €8.3 million ($10.2 million at the December 31, 2020 exchange rate) for damages suffered after the illicit conduct of both counterparts, determined by the Italian Antitrust Authority in the decision issued on December 13, 2017.

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing has been scheduled on March 23, 2022.

Also, in light of the above, the outcome of Kaleyra’s civil action nor its duration is predictable at this time.

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

In the nine months ended September 30, 2021 and 2020, Kaleyra’s 10 largest customers generated an aggregate of 42.4% and 53.1% of its revenue, respectively. The churn rate, calculated as the annual rate at which Kaleyra’s existing customers stopped subscribing for its services, was equal to zero in the nine-month period ended September 30, 2021. In the event that Kaleyra’s largest customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra has incurred significant transaction costs as a result of the acquisition of the mGage business, which could have a material adverse effect on our financial condition.

Kaleyra has incurred significant one-time transaction costs related to the acquisition of the mGage business. These transaction costs include legal and accounting fees and expenses and filing fees, printing expenses and other related charges, including payments that were made to government authorities. Kaleyra may also incur additional unanticipated transaction costs in connection with the transaction. Additional costs will be incurred in connection with integrating the two companies’ businesses. Costs in connection with the transaction and integration may be higher than expected. These costs could adversely affect Kaleyra’s financial condition, operating results or prospects of the Company following the completion of the acquisition.

Kaleyra has experienced rapid internal growth as well as growth through acquisitions in recent periods. If Kaleyra fails to manage its growth effectively, or its business does not grow as expected, Kaleyra’s operating results may suffer.

Kaleyra’s headcount and operations have grown substantially, including as a result of the acquisition of the mGage business on June 1, 2021 and Bandyer on July 8, 2021. Kaleyra had 540 employees as of September 30, 2021, as compared with more than 300 employees as of September 30, 2020.  This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems and controls by, among other things:

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

In the nine months ended September 30, 2021, and 2020, Kaleyra derived 58.0% and 66.1% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the United States increased from 18.1% in the nine months ended September 30, 2020 to 23.3% in the nine months ended September 30, 2021, while revenue deriving from customer accounts located in the European countries other than Italy decreased from 6.8% in the nine months ended September 30, 2020 to 2.8% in the nine months ended September 30, 2021. Revenue derived from customers located in South America accounted for 6.6% of consolidated revenue in the nine months ended September 30, 2021. Revenue derived from customer accounts located in the rest of the world increased from 9.1% in the nine months ended September 30, 2020 to 9.4% in the nine months ended September 30, 2021. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

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

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2021, Kaleyra carried a net $240.7 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra has 373,692 warrants outstanding as of September 30, 2021 that were issued in private placements that occurred concurrently with its initial public offering (the “private warrants”). These private warrants and the shares of Kaleyra common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 373,692 private warrants could be redeemed by the Company for $3,737. Under U.S. GAAP, Kaleyra is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of Kaleyra’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, Kaleyra is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants is not considered material to the historical consolidated financial statements, it was recorded in the condensed consolidated financial statements during the nine months ended September 30, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of Kaleyra common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 1, 2021 – August 31, 2021	1,684,470	(1)	$3.25	—	—
(1)

Repurchases on August 24, 2021 of warrants held by certain holders for the purchase of an aggregate amount of 1,684,470 shares of Kaleyra common stock pursuant to the terms of Warrant Repurchase Agreements.

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

KALEYRA, INC.

Dated: November 9, 2021	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: November 9, 2021	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)