Form 10-K
period 2021-12-31
Kaleyra, Inc.
filed 2022-03-08
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38320

Kaleyra, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17 State Street, New York City, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 508 9185

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants to receive one share of Common Stock	KLR WS	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NYSE Stock Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $348,238,147.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 42,361,833.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, cyber security risks and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Overview

Our Vision

Kaleyra provides mobile communication services to financial institutions, e-commerce players, over-the-top media providers (“OTTs”), software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively as the “Platforms”), Kaleyra manages multi-channel integrated communication services on a global scale, consisting of messaging, rich messaging and instant messaging (including WhatsApp®), video, push notifications, e-mail, programmable voice services, Interactive Voice Response (“IVR”) configurations, and chatbots. The increasing demand for cloud communications is driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators typically are the gateway to reach end-user consumers’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to programme communications to the customers across multiple channels. Kaleyra’s Platforms couples the possibility of sending communications to end-user customers to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ and business partners’ communication requirements, or the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

Kaleyra Today

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then sought to expand its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India in 2017 and Buc Mobile of Vienna, Virginia in 2018. It was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company is collectively engaged in the operation of the Platforms on behalf of Kaleyra’s customers.

On February 22, 2019, the Company (f/k/a GigCapital, Inc.) entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the Business Combination, and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.. GigCapital Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operated at the time of the closing of the Business Combination in the Communications Platform as a Service (“CPaaS”) market with operations primarily in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc.

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

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of the fiscal year 2020, ending up with its first revenue contracts in the second half of that year.

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider in the United States (the transaction contemplated by the Merger Agreement, the “Merger”).

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American stock exchange and commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KLR.” Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., ninety-nine percent (99%) direct ownership of Kaleyra US Inc. and one percent (1%) direct ownership of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This newly established subsidiary is aimed to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide, with no single customer representing more than 10% of revenues for the year ended December 31, 2021. Kaleyra’s customers are located in regions throughout the world including Europe, Asia Pacific, North and South America. Kaleyra’s revenue by country for the year ended December 31, 2021 is as follows: Italy (28.9%), India (26.6%), U.S. (21.4%) and South America (7.7%). The remainder of the revenue is primarily generated in Europe and Asia in countries other than Italy and India (15.4%).

For the fiscal year ended December 31, 2021, 71% of revenues came from customers of Kaleyra which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments to strengthen its product portfolio, expand its global presence, and in particular into the Americas markets following the recent acquisition of mGage, recruit world-class talent and target accretive acquisitions as well as to capitalize on its growing market penetration opportunities and value creation.

Customers

Kaleyra’s customers are enterprises which use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra has been listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2021) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022.

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises which use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-user customers. With each relationship, Kaleyra is the link between the financial institutions and their end-user customers.

For example, banks and financial institutions deploy Kaleyra’s services that include omnichannel mobile-first password reset, account access, two-factor authentications (“2FA”), transaction notifications, anti-fraud alerts, among other services, via a cloud implementation that meets their strict requirements for security and compliance. Kaleyra’s Platforms have facilitated compliant communications for its existing financial institution customer base in Europe. European Central Bank (“ECB”) regulations have begun to mandate additional customer protection regulations, such as those requiring strong customer authentications for all payment transactions over 30 euros, facilitating the digital transformation of both traditional banks and new entrants. In the financial sector, security and compliance are generally top of mind and the sales process relies on a dedicated local sales team focused on strong integration capabilities with the full suite of services needed to satisfy customer requirements.

Other enterprise customers of Kaleyra use Kaleyra’s cloud communications services as packaged offerings that are easy to configure and manage around key end-user customer touchpoints. Although these enterprise customers require a lesser level of system integration than financial institution customers do, they still demand a sufficiently flexible system such as that which a cloud solution can provide to facilitate rapid communications system modification to accommodate changes in end-user customer behaviors. Furthermore, there are other enterprise customers for which connectivity to their end-user customers is their primary requirement, and these customers are using the Platforms to gain access to mobile network operators worldwide. This additional volume, which is expected to continue to grow as the transformation from e-mail-based communications to messaging-based communications is being enhanced, allows Kaleyra to leverage relationships to sell and resell network connectivity on a more cost-effective basis.

In 2021 and 2020, there was no customer that individually accounted for more than 10% of Kaleyra’s consolidated total revenues.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses toward fourth calendar quarter, during which the Company usually registers the highest revenues in messaging and notification services. This patterned revenue generation behavior occurs due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in the increase in notifications of electronic payments, credit card transactions and e-commerce.

The Market for Kaleyra’s Products

The CPaaS market is evolving and is expanding in several directions as enterprise adoption of cloud-based communications occurs. The need for enterprises to provide enhanced omnichannel end-user customer experiences is driving adoption by enterprises of embedded, real-time interactive communications for enhanced end-user customer-interfacing interactions. CPaaS market is expected to reach $25.9 billion in 2025 from $7.2 billion in 20201. The size of the global Application to Person (“A2P”) messaging market will grow from $61B in 2019 to $78B in 20222. The volume of chatbot usage is expected to grow by 84% globally (2018 – 2023). In the U.S., access to chatbots will grow year over year by 160%, in India by 342%, in Western Europe 170%3. Kaleyra’s products and services available through the Platforms address all the above-mentioned markets.

Kaleyra’s Key Products

The Platforms

Kaleyra operates its core technology, the Platforms, in the public cloud and as private clouds, and in hybrid situations. The Platforms have a high-volume infrastructure that has been designed to easily scale and support large volumes of data. The Platforms consist of two separate types of interfaces; one for connectivity to mobile network operators and the other, a set of APIs that provide convenient and user-friendly tools that enable Kaleyra’s customers to engage in communications with their end-user customers. The Platforms’ underlying software code base contains communication protocols that allow connectivity with mobile network operators around the globe.

In addition, the Platforms’ APIs, which sit on top of the underlying connectivity stack, enable the creation of specific applications (including messaging or voice-over-IP calls) or workflows (e.g. 2FA or password resets). These applications can be designed by Kaleyra, Kaleyra’s customers’ information technologies personnel, business users, and/or third-party developers. The open Platforms’ architecture enables Kaleyra’s customers and business partners to accomplish all of their communication needs from one simple interface that connects into a broad range of their systems. The relationship with Kaleyra’s customers is strengthened by providing its customers with a broad and flexible platform. Retention of Kaleyra’s customers is also enhanced as a result of the switching costs that Kaleyra’s customers would incur to transition to alternate platforms.

[1]	Source: Juniper Research, CPaaS-2020-2025-Deep-Dive-Data-and-Forecasting.
[2]	Source: Statista estimates, Credence Research (2020).
[3]	Source: Juniper Research (July 2020)

Communications Services

The following graphic summarizes the capabilities of Kaleyra’s suite of communications services:

SOLUTIONS

- BFSI Solutions
- Plugins

TOOLS

- Campaign Builder
- Flow Builder
- Chatbots
- Verify
- Conversations
- Contact Manager
- Fallback
- Lookup
- Template Editor
- Anti-Fraud Services
- Mobile Payment
- Communicate Pro
- Numbers
  - 10DLC
  - SC

CHANNELS

- Messaging
  - SMS
  - MMS
  - vSMS
- RBM/RCS
- Voice
  - Call Masking
  - vCalls
- Instant Messaging
- WebRTC Video/Audio
- Push Notification
- Email

This suite of services is further described below. During the year ended December 31, 2021, Kaleyra processed nearly 44 billion billable SMS messages and 6 billion voice calls on behalf of Kaleyra’s customers.

Channels Messaging, RBM/RCS, Instant Messaging

The Platforms’ APIs include software and infrastructure that process and manage SMS, Multimedia Messaging Service (“MMS”) and Rich Communications Service (“RCS”) through Google’s technology called Rich Business Messaging (“RBM”), with network connectivity to mobile network operators around the world. The Platforms are currently designed to process five thousand messages per second, with the capability to increase the throughput with additional server power and speed. The Platforms support 87 languages and are capable of stitching together concatenated messages of up to 4,000 characters. The Platforms are also designed to manage automated opt-in and opt-out procedures per mobile network operator requirements and best practices.

Kaleyra’s offering includes instant messaging such as WhatsApp® for Business by Meta, offering its customers the possibility to interact with their end-users for customer care and transactional communications. Communications can be handled by human agents, using Kaleyra’s conversational interface, or by automated AI-powered chatbots using NLP/NLU and integrating with the third-party systems in use by the customers.

Channels - Voice

The Platforms’ APIs include software and infrastructure that process and manage voice calls, including IVR and conferencing bridge capabilities. The Platforms offer features such as call masking, visual configurations of call routing, and click to call. Kaleyra also partners with Google for the distribution of their product named Verified Calls (“vCalls”), allowing brands to get their calling numbers verified for increased answer rates and reliability.

Channels - WebRTC

Kaleyra offers audio and video calling service to customers in multiple sectors, for use cases such as customer service, remote wealth management, telemedicine, remote field assistance, virtual meetings.

Channels - Email and push notifications

The offering of channels by Kaleyra is completed by e-mail and push notification, which provide inexpensive and commonly used means of communications with customers, oftenwise chosen by brands as an alternative to or fallback from other channels.

Tools

Kaleyra distinguishes itself in the market by providing a complete set of visual tools for non-coders, that make it possible for business users to programme communications across multiple channels without any developers’ help. Users can setup campaigns, configure virtual phone numbers, perform lookups on mobile numbers, and create communications templates, by using Kaleyra’s tools.

Solutions

Kaleyra works as a Co-Creator (Gartner, 2021) alongside the customers’ marketing, business and Customer Experience (“CX”) experts, and their developers, to co-design and invent solutions dedicated to specific industries and business problems. Along with this, Kaleyra also offers for all its products an extensive set of integrations to the most widely used CRM and marketing automation systems. Those integrations, sometimes available on request and oftenwise published on third-party marketplaces, enable a wider series of use cases for brands.

Operations

Kaleyra generates revenue primarily from usage-based fees earned from the sale of communications services utilizing the Platforms. These services are offered through access to the Platforms to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

Kaleyra’s CPaaS contracts do not provide customers and business partners with the right to take possession of the software supporting the applications.

As a part of the arrangement with its customers, Kaleyra also offers customer advanced support services, to guarantee the continuity and promptly delivery of the services. Revenue for these services is recognized ratably over the term of the service period.

Kaleyra utilizes a cloud infrastructure and its Platforms to deliver its communication services. The services are also provided using a private cloud as required by the customers and business partners. The cost of the Platforms and communication services purchased from mobile network operators is considered to be a cost of revenue.

Products in Development

Kaleyra has several new communications channels in its organic development pipeline, including new tools and solutions. Kaleyra has a growing team of software developers in the USA, in Bangalore, India and Milan, Italy engaged in research and development of additional product features based on customer feedback and market research. Kaleyra continues to evaluate possible acquisitions that can enhance its product portfolio.

Research and Development

As of December 31, 2021, 299 employees serve in Kaleyra’s research and development and engineering departments representing about 53% of its workforce, focused on maintaining and enhancing the Platforms and the communications service offerings, as well as developing new communications services and engaging with Kaleyra’s customers in this development.

Sales and Marketing

Kaleyra has multiple methods for engaging with its customers, depending upon the specific service offerings that a customer uses on the Platforms. 17% of Kaleyra’s employee base are dedicated to sales of communications services to Kaleyra’s customers or business partners. The go-to-market strategy utilizes a mixture of direct sales, self-service purchases and channel development, such as engaging third-party developers and system integrators that develop communications solutions for multiple customers. Kaleyra also actively participates in trade shows, industry and academic meetings on a global basis for lead generation and building of brand awareness.

Competitive Strengths

Over Kaleyra’s 20-year history, Kaleyra has developed a powerful CPaaS solution that it believes represents a unique, high growth opportunity in the CPaaS market. The Platforms are accessible everywhere in the world, have a high-volume infrastructure that has been designed to be easily scalable, and allow for communications services that have been designed having security, compliance and integration capabilities that can meet the needs of Kaleyra’s customers and their customers and regulators. Furthermore, Kaleyra continues to develop organically and strategically new communications services to meet the evolving needs of its customers and business partners. In addition, Kaleyra has identified the following competitive strengths:

Experienced Management Team

Kaleyra has a proven management team with many decades of combined international experience at industry-relevant companies.

Existing Customers and Relationships

Kaleyra believes its deep customer relationships provide it with the opportunity to expand deployment of the Platforms and the opportunity to quickly deploy new communications service offerings.

Growth Strategy

Kaleyra’s organic growth focuses on four core areas:

•

Exploiting cross-sale opportunities among Kaleyra’s acquisitions in this area, Kaleyra focuses on growing existing product teams, accelerating joint product management and growing key technology integrations with industry-leading independent software vendors;

•	Product evolution — in this area, Kaleyra works to enhance and expand features such as RCS and video applications; and
•	Geographic expansion — in this area, Kaleyra focuses on entering new markets such as Southeast Asia and Latin America.
•

Being part of larger technology ecosystems such as the marketplaces provided by the most well-known CRM and marketing automation platforms; and partnering with primary system integrators to be able to deliver full-fledged services to customers.

Furthermore, as shown with the acquisitions of mGage and Bandyer, mergers and acquisitions remain a key component of Kaleyra’s growth strategy. As it has in the past with its acquisitions of Solutions Infini and Buc Mobile, Kaleyra has continuously explored the global market with the intent of evaluating and acquiring additional companies that are adding significant value from technology and product perspectives, as well as accretive in terms of revenue, net income and capitalization. Kaleyra intends to execute acquisitions in the least dilutive and most cost-effective manner, using cash from its balance sheet or other sources, equity or a combination of both.

Competition

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include completeness of offering, credibility with developers and business users, global reach, ease of integration, product features, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•	Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc., (through its acquisition of IMIMobile) and SAP SE;
•

Direct competitors, such as CLX Communications AB (d/b/a Sinch), Infobip ltd, Twilio Inc., and Vonage Holdings Corp. (as of November 22, 2021, Ericsson (NASDAQ:ERIC) entered into an agreement to acquire Vonage (NASDAQ: VG));

•	Smaller software companies that compete with certain portions of Kaleyra’s communications services offerings; and
•	SaaS companies that offer prepackaged applications for a narrow set of use cases.

Some competitors have greater financial, technical and other resources, greater name and brand recognition, larger sales and marketing efforts and larger portfolios of intellectual property. As a result, certain competitors may be able to respond more quickly to new or changing technologies, opportunities, standards or customer needs and requests. With the introduction of new products and services and new market entrants, Kaleyra expects competition to intensify in the future. Furthermore, as Kaleyra continues to expand the scope of its Platforms, it may face additional competition. Kaleyra is also addressing enterprises that have developed over the years “in-house” products for which Kaleyra can offer a more cost-effective, robust and richer set of products to enhance the total cost of ownership and return on investment for such customers.

Employees

As of December 31, 2021, Kaleyra has 564 employees, of which 299 were in research and development, 97 were in sales, marketing and business development and 168 were in general and administrative. None of Kaleyra’s employees is currently covered under any collective bargaining agreements. Relations with Kaleyra’s employees are considered good and a material work stoppage has never been experienced.

Facilities

Kaleyra leases 18 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Bengaluru, India; Chennai, India; Delhi, India; Dubai, United Arab Emirates; Kochi, India; Kolkata, India; London, United Kingdom; Los Angeles, California; Mexico City, Mexico; Mumbai, India; Munich, Germany; New York, New York and Vienna, Virginia. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 32 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running the Kaleyra’s Platforms and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

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

•	Kaleyra, as of December 31, 2021, has been issued 2 patents in the U.S.
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

Regulatory

Kaleyra is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to its business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, general telecommunications laws or other subjects. Many of the laws and regulations to which Kaleyra is subject are still evolving and being tested in courts and could be interpreted in ways that could harm its business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which Kaleyra operates. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that it or its communications services or the Platforms may not be, or may not have been, compliant with each such applicable law or regulation.

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

Kaleyra is subject to individual or joint jurisdiction of the Federal Communications Commission (“FCC”), the Federal Trade Commission, state attorneys general as well as the Italian Data Protection Authority (“DPA”) (as the relevant EU National DPA) with respect to privacy and data security obligations. If Kaleyra was to suffer or if one of Kaleyra’s customers were to suffer a breach, Kaleyra may be subject to the jurisdiction of a variety of federal agencies’ jurisdictions, state attorneys general as well as of the Italian DPA. Kaleyra may have to comply with a variety of data breach laws at the federal, state and EU levels, comply with any resulting investigations, as well as offer mitigation to customers and potential end-users of certain customers to which Kaleyra provides services. Kaleyra could also be subject to fines, forfeitures and other penalties that may adversely impact Kaleyra’s business.

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation or country-specific rules imposed by local carriers with whom Kaleyra has a direct contractual relationship, or indirect relationship through a local partner company, and related actions that have increased and may continue to increase Kaleyra’s costs or impact its products and platform or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the sections below. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

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

•

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic or the armed conflict between Russia and Ukraine may adversely impact Kaleyra’s business operations, financial performance, results of operations and stock price.

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

•

The market for Kaleyra’s products and Platforms is still developing, may decline or experience limited growth and is dependent in part on developers continuing to adopt its Platforms and use its products.

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
•

Breaches of Kaleyra’s networks or systems, or those of Amazon Web Services (“AWS”) or Kaleyra’s other service providers, could compromise the integrity of its products, Platforms and data, result in significant data losses and otherwise harm its business.

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

•	If the benefits of the acquisitions of mGage and Bandyer do not meet the expectations of investors or securities analysts, the potential for the market price of Kaleyra’s securities may decline.
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

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include completeness of offering, credibility with developers and business users, global reach, ease of integration, product features, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•	Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc. (through its acquisition of IMIMobile), and SAP SE;
•	Direct competitors, such as CLX Communications AB (d/b/a Sinch), Twilio Inc., and Vonage Holdings Corp.;
•	Smaller software companies that compete with certain portions of Kaleyra’s communications services offerings; and
•	SaaS companies that offer prepackaged applications for a narrow set of use cases.

Some competitors have greater financial, technical and other resources, greater name and brand recognition, larger sales and marketing efforts and larger portfolios of intellectual property. As a result, certain competitors may be able to respond more quickly to new or changing technologies, opportunities, standards or customer needs and requests. With the introduction of new products and services and new market entrants, Kaleyra expects competition to intensify in the future. Furthermore, as Kaleyra continues to expand the scope of its Platforms, it may face additional competition. Kaleyra is also addressing enterprises that have developed over the years “in-house” products for which Kaleyra can offer a more cost-effective, robust and richer set of products to enhance the total cost of ownership and return on investment for such customers. Kaleyra’s current and potential competitors may develop and market new services with comparable functionality to Kaleyra’s services, and this could lead to Kaleyra having to decrease prices to remain competitive. If Kaleyra is unable to maintain Kaleyra’s current pricing due to the competitive pressures, its margins will be reduced and Kaleyra’s business, results of operations and financial condition would be adversely affected.

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

In the years ended December 31, 2021 and 2020, Kaleyra’s 10 largest customers generated an aggregate of 42% and 52% of its revenue, respectively. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

Approximately 37% of Kaleyra’s growth in fiscal year 2021 came from its existing customer base, predominantly through increased traffic volume. Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers; is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner; does not develop new large enterprise customers; or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

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

Furthermore, some of these network service providers do not have long-term committed contracts with Kaleyra and may terminate their agreements with Kaleyra without notice or restriction. If a significant portion of Kaleyra’s network service providers stop providing Kaleyra with access to their infrastructure, fail to provide these services to Kaleyra on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if problems occur with Kaleyra’s network service providers, it may cause errors or poor-quality communications with Kaleyra’s products, and it could encounter difficulty identifying the source of the problem. The occurrence of errors or poor-quality communications on Kaleyra’s products, whether caused by Kaleyra’s Platforms or a network service provider, may result in the loss of Kaleyra’s existing customers or the delay of adoption of Kaleyra’s products by potential customers and may adversely affect its business, results of operations and financial condition.

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

Kaleyra believes that the continued growth of its business depends in part upon developing and expanding strategic relationships with technology partner customers. Technology partner customers embed Kaleyra software products in their solutions, such as software applications for contact centers and salesforce and marketing automation, and then sell such solutions to other businesses. When potential customers do not have the available developer resources to build their own applications, Kaleyra refers them to either its technology partners who embed Kaleyra’s products in the solutions that they sell to other businesses or Kaleyra’s consulting partners who provide consulting and development services for organizations that have limited software development expertise to build Kaleyra’s Platforms into their software applications.

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

The timing of the sales cycle from Kaleyra’s initial contact with a potential client through the signing of a contract to provide technology offerings and services varies. As a result of the variability and length of the sales cycle, Kaleyra has a limited ability to forecast the timing of new sales. A delay in or failure to complete transactions could harm Kaleyra’s business and financial results, and could cause Kaleyra’s financial results to vary significantly from quarter to quarter. Kaleyra’s sales cycle varies widely, reflecting differences in Kaleyra’s potential customers’ decision-making processes, procurement requirements, and budget cycles, and is subject to significant risks over which Kaleyra has little or no control, including:

•	Kaleyra’s customers’ budgetary constraints and priorities;
•	the timing of Kaleyra’s customers’ budget cycles; and
•	the length and timing of customers’ approval processes.

The market for Kaleyra’s products and Platforms is still developing, may decline or experience limited growth and is dependent in part on customers continuing to adopt its Platforms and use its products.

Kaleyra and its subsidiaries have been developing its Platforms to enable business users and developers within organizations to programme voice, messaging and other communications. The market for omnichannel communication with seamless service between communication methods is relatively new and unproven and is subject to a number of risks and uncertainties. Kaleyra believes that its revenue currently constitutes a portion of the total revenue in this market, and therefore, Kaleyra believes that its future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, Kaleyra products and Platforms. Moreover, if they do not recognize the need for and benefits of Kaleyra products and Platforms, they may decide to adopt alternative products and services to satisfy some portion of their business needs.

In order to grow Kaleyra’s business and extend Kaleyra's market position, Kaleyra intends to focus on educating developers and business users within organizations about the benefits of Kaleyra products and Platforms, expanding the functionality of Kaleyra products and bringing new technologies to market to increase market acceptance and use of Kaleyra’s Platforms. Kaleyra’s ability to expand the market that Kaleyra products and Platforms address depends upon a number of factors, including the cost, performance and perceived value associated with such products and Platforms. The market for Kaleyra’s products and Platforms could fail to grow significantly or there could be a reduction in demand for Kaleyra products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If Kaleyra’s market does not experience significant growth or demand for Kaleyra products decreases, then Kaleyra’s business and operations could be harmed.

Kaleyra’s Platforms must integrate with a variety of network, hardware, mobile and software platforms and technologies, and its need to continuously modify and enhance Kaleyra’s products and Platforms to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers may develop new applications or functions intended to filter spam and unwanted phone calls, messages or other communications. Similarly, Kaleyra’s network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from Kaleyra’s customers. If cell-phone operating system providers, network service providers, Kaleyra’s customers or their end-users adopt new software platforms or infrastructure, Kaleyra may be required to develop new versions of its products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect Kaleyra’s business, results of operations and financial condition. Any failure of Kaleyra’s products and Platforms to operate effectively with evolving or new platforms and technologies could reduce the demand for Kaleyra’s products. If Kaleyra is unable to respond to market changes in a cost-effective manner, Kaleyra’s products may become less marketable and less competitive or obsolete.

Kaleyra’s future success depends in part on its ability to drive the adoption of its products by international customers.

In the years ended December 31, 2021 and 2020, Kaleyra derived 55.5% and 66.9% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the U.S. increased from 17.3% in 2020 to 21.4% in 2021, while revenue deriving from customer accounts located in the European countries other than Italy increased from 6.7% in the year ended December 31, 2020 to 7.2% in the year ended December 31, 2021. Revenues deriving from customer accounts located in South America increased from 0% in 2020 to 7.7% in 2021. Revenue derived from customer accounts located in the rest of the world decreased from 9.1% in 2020 to 8.2% in 2021. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

Kaleyra’s global operations are subject to complex risks, some of which might be beyond its control.

Kaleyra is headquartered in Milan, Italy, has a sizable presence in India and the United States, and operates in other countries throughout the world. In addition, Kaleyra’s customers have operations throughout the world, and Kaleyra derives a substantial part of its revenue internationally. As a result, Kaleyra may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, including economic sanctions and export control regulations, potentially adverse tax consequences, tariffs, quotas, and other barriers, potential difficulties in collecting trade receivables, international hostilities, such as the military conflict between Russia and Ukraine, terrorism, and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. Kaleyra may also face difficulties integrating any new facilities in different countries into its existing operations, as well as integrating employees that it hires in different countries into its existing corporate culture. If Kaleyra is unable to manage the risks of its global operations, its business could be harmed.

Kaleyra is in the process of expanding its international operations, which exposes Kaleyra to significant risks.

Kaleyra is continuing to expand its international operations to increase its revenue from customers outside of Italy, India and the U.S. as part of Kaleyra’s growth strategy. Between 2017 and 2021, Kaleyra’s international headcount grew from 60 employees to 564 employees. Kaleyra expects to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject Kaleyra to regulatory, economic and political risks in addition to those Kaleyra already faces in Italy, India and the U.S. Because of Kaleyra’s limited experience with international operations or with developing and managing sales in additional international markets beyond Italy and India, Kaleyra’s international expansion efforts may not be successful.

In addition, Kaleyra will face risks in doing business internationally that could adversely affect its business, including:

•

exposure to political developments and economic and social conditions in the U.S. and other countries in which we are located or do business, and elsewhere as a result of geopolitical developments, such as the military conflict between Russia and Ukraine, which has created an uncertain political and economic environment, disruption and instability for businesses and volatility in global financial markets or which could damage or disrupt international commerce and the global economy and which therefore could have an adverse impact on our business;

•

the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;

•	Kaleyra’s ability to effectively price its products in competitive international markets;
•	new and different sources of competition;
•	Kaleyra’s ability to comply with the European Union’s GDPR and the privacy regulations of other jurisdictions;
•	potentially greater difficulty collecting trade receivables and longer payment cycles;
•	higher or more variable network service provider fees outside of the U.S.;
•	the need to adapt and localize Kaleyra’s products for specific countries;
•	the need to offer customer support in various languages;
•	difficulties in understanding and complying with local laws, regulations and customs in various jurisdictions;
•

understanding and reconciling different technical standards, data privacy and telecommunications regulations, registration and certification requirements in various jurisdictions, which could prevent customers from deploying Kaleyra’s products or limit their usage;

•

export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Treasury Department’s Office of Foreign Assets Control or other countries, including the United Kingdom and member countries of the European Union, including those levied against Russia and Russian interests as a result of the actions of Russia in Ukraine, and additional future sanctions and controls;

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

•	currency control regulations, which might restrict or prohibit Kaleyra’s conversion of other currencies into U.S. dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between various countries; and
•	political or social unrest or economic instability in a specific country or region in which Kaleyra operates, which could have an adverse impact on Kaleyra’s operations in that location.

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

We contract and otherwise use third parties from throughout the world in furtherance of the provision of our services.

We currently depend on various third-party vendors throughout the world for the provision of our services to our customers. This subjects us to a number of risks ranging from the quality of the services provided to us by such vendors, to the ability of these vendors to be able to provide services to us to the extent that such vendors are themselves impacted by events, such as the COVID-19 pandemic or the military conflict between Russia and Ukraine, or economic or geopolitical fallout from such events. A Singapore vendor which we use to provide a messaging gateway that we use for some international connections has a majority of its employees in Russia. The imposition of economic sanctions on Russia and Russian entities by many countries, although not targeted towards this entity, could have an impact on the services provided to us by this entity to the extent that such sanctions have an adverse economic effect on the general Russian economy. In addition, sanctions imposed by the U.S., the United Kingdom, the European Union, and other countries against Russia as a result of the military conflict in Ukraine, any related counter-sanctions, and any further escalation of the political tensions or economic instability in the area could have an adverse impact on other third party vendors. If the operations of any third parties providing services to us are disrupted or discontinued due to local instability, political, economic, or military conditions, our ability to provide services to some of our current customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer

Kaleyra’s operations are subject to regulation and require Kaleyra to obtain and maintain several governmental licenses and permits. If Kaleyra violates those regulatory requirements or fail to obtain and maintain those licenses and permits, including payment of related fees, if any, Kaleyra may not be able to conduct its business. Moreover, those regulatory requirements could change in a manner that significantly increases Kaleyra’s costs or otherwise adversely affects Kaleyra’s operations.

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

Kaleyra’s operations are subject to regulation at the national level and, often, at the state and local levels. Kaleyra’s operations will become subject to additional regulation by other countries as Kaleyra expands to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to Kaleyra’s industry, may increase costs, restrict operations or decrease revenue. As Kaleyra expands internationally, Kaleyra will also become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation that may increase its costs or impact its products and Platforms or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries. Kaleyra’s inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of Kaleyra’s operations, and if Kaleyra cannot provide emergency calling functionality through its Platforms to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that Kaleyra currently has may not persist, adversely affecting Kaleyra ability to obtain and to retain enterprise customers which could have an adverse impact on Kaleyra’s business.

U.S. federal legislation and international laws impose certain obligations on the senders of commercial communications, which could minimize the effectiveness of Kaleyra’s Platforms, and establish financial penalties for non-compliance, which could increase the costs of Kaleyra’s business.

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

The future success of Kaleyra’s business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. U.S. federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require Kaleyra to modify its products and Platforms in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as Kaleyra’s products and Platforms. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for Kaleyra’s products could decline, which could impair Kaleyra’s business and reduce its financial results.

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

Kaleyra’s international operations are subject to country-specific governmental regulation and related actions that have increased and may continue to increase Kaleyra’s costs or impact its products and Platforms or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries. Certain of Kaleyra’s products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where Kaleyra’s products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use Kaleyra’s products in those countries notwithstanding the illegality or embargo. Kaleyra may be subject to penalties or governmental action if consumers continue to use its products in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm Kaleyra’s business and damage its brand and reputation. Kaleyra may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those services if required by law or if Kaleyra cannot or will not meet those requirements. Any of the foregoing could harm Kaleyra’s business.

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

Kaleyra customers’ and other users’ violation of Kaleyra’s policies or other misuse of Kaleyra’s Platforms to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage Kaleyra’s reputation, and Kaleyra may face a risk of litigation and liability for unauthorized, inaccurate, or fraudulent information distributed via Kaleyra’s Platforms.

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

Moreover, despite Kaleyra’s ongoing and substantial efforts to limit such use, certain customers may use Kaleyra’s Platforms to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use Kaleyra’s Platforms on a free trial basis. These actions are in violation of Kaleyra’s policies. However, Kaleyra’s efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity, such use of Kaleyra’s Platforms could damage Kaleyra’s reputation and it could face claims for damages, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, Kaleyra customers’ and other users’ promotion of their products and services through Kaleyra’s Platforms might not comply with U.S. federal, state, and foreign laws. Kaleyra relies on contractual representations made to Kaleyra by its customers that their use of Kaleyra’s Platforms will comply with Kaleyra’s policies and applicable law, including, without limitation, Kaleyra’s message communication policy. Although Kaleyra will retain the right to verify that customers and other users are abiding by certain contractual terms, Kaleyra’s Authorized Use Policy and Kaleyra’s message communication policy and, in certain circumstances, to review their distribution lists, Kaleyra’s customers and other users are ultimately responsible for compliance with Kaleyra’s policies, and it does not systematically audit Kaleyra’s customers or other users to confirm compliance with Kaleyra’s policies. Kaleyra cannot predict whether Kaleyra’s role in facilitating its customers’ or other users’ activities would expose Kaleyra to liability under applicable law. Even if claims asserted against Kaleyra do not result in liability, Kaleyra may incur substantial costs in investigating and defending such claims. If Kaleyra is found liable for its customers’ or other users’ activities, Kaleyra could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

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

In addition, beginning in February 2022, the U.S., the United Kingdom, the European Union and other countries began imposing severe sanctions and export controls targeting Russia as a result of the armed conflict by Russia in Ukraine. We, our customers, and our business partners, will be required to comply with these and potential additional sanctions imposed by the U.S., the United Kingdom, the European Union and by other countries. Kaleyra reviews our contractual relationships with suppliers/customers to establish whether any are subject to the sanctions. In the unlikely event of that we identify a party with which we have a business relationship appearing on a sanctions list, we would immediately activate a legal analysis of what gives rise to the business relationship, including any contract, to estimate the most appropriate course of action to comply with the sanction regulations, together with the impact of a contractual termination according to the applicable law, and then proceed as required by the regulatory authorities , However, given the range of possible outcomes, the full costs, burdens, and limitations on our and our customer’s and business partners’ businesses are currently unknown and may become significant.

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

The effects of increased regulation in the United States of IP-based service providers are unknown.

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

If Kaleyra experiences fraudulent activity, Kaleyra could incur substantial costs.

Kaleyra’s products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although Kaleyra’s customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use Kaleyra’s products to send targeted and untargeted spam messages. Kaleyra cannot be certain that its efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using Kaleyra’s Platforms. In addition, a cybersecurity breach of Kaleyra’s customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could harm Kaleyra’s reputation with its customers and result in the incurrence of substantial costs for Kaleyra.

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

Kaleyra has incurred significant indebtedness as a result of the acquisition of mGage, which could have a material adverse effect on Kaleyra’s financial condition.

In connection with Kaleyra’s acquisition of mGage, Kaleyra incurred $200 million in additional indebtedness. As of December 31, 2021, Kaleyra’s total consolidated long term indebtedness to banks and other lenders was approximately $22.9 million. Kaleyra may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on Kaleyra.

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

Kaleyra may incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to Kaleyra’s current indebtedness levels, the related risks that it faces could intensify.

Risks Related to Kaleyra’s Financial Controls

Kaleyra previously had material weaknesses in its internal control over financial reporting. If Kaleyra’s remediation of these material weaknesses is not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate consolidated financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.

Prior to the Business Combination, Kaleyra was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls were no longer applicable or comprehensive enough since Kaleyra’s operations before the Business Combination were insignificant compared to those of the consolidated entity after the Business Combination. During fiscal year 2020, Kaleyra implemented processes and controls as part of its remediation efforts to address material weaknesses that were identified during the assessment of the year ended December 31, 2019.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Following the remediation of the material weaknesses, Kaleyra’s management concluded that Kaleyra’s internal control over financial reporting was effective as of December 31, 2020.

Kaleyra cannot assure that the measures it has taken to date, and the further improvements to strengthen its internal controls that Kaleyra is continuing to implement, will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of Kaleyra’s consolidated financial statements would not be prevented or detected on a timely basis.

If Kaleyra fails to identify new material weaknesses in its internal control over financial reporting, if Kaleyra is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if Kaleyra is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when Kaleyra is no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of Kaleyra’s consolidated financial reports and the market price of Kaleyra’s common stock could be negatively affected. As a result of such failures, Kaleyra could also become subject to investigations by the NYSE, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from Kaleyra’s regular business activities.

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
•

providing customers with direct access to the information systems included in Kaleyra’s Platforms so that they can manage the services they purchase from Kaleyra, generally through web-based customer portals; and

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

Kaleyra’s second amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

In connection with their initial purchase of the Company’s securities, the Company’s initial stockholders were granted registration rights pursuant to the terms of a registration rights agreement. In connection with the Business Combination, the Company agreed to amend and restate this registration rights agreement with the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, after the date of closing of the Business Combination, the sellers’ representative under the Stock Purchase Agreement for the Business Combination, Cowen and Company, LLC (“Cowen”) or the holders of at least a majority-in-interest of the then-outstanding shares issued to or issuable to the Company’s initial stockholders, and the shares issued in the Business Combination (collectively, the “Business Combination Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that we register the Business Combination Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Registration Rights Agreement, the holders of the Business Combination Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. The Business Combination Registrable Securities were registered in accordance with the “piggy-back” registration rights for resale on a registration statement that the SEC declared effective in May 2020.  The Company has also agreed to provide certain registration rights to unregistered shares of common stock and shares of common stock that may be issued pursuant to outstanding convertible notes with certain stockholders of the Company. Chardan Capital Markets, LLC, (“Chardan”) currently holds 66,089 shares of common stock and a convertible note that is convertible at Chardan’s option into 53,501 shares of common stock, all of which are subject to such registration rights.

In addition, Kaleyra issued 1,600,000 shares of Kaleyra common stock as partial consideration to the existing stockholders of Vivial in connection with the acquisition of mGage, and registered such transaction and issuance on a registration statement on Form S-4 on May 6, 2021. In connection with the acquisition, Kaleyra issued 8,400,000 shares of Kaleyra common stock to the PIPE Investors and the Merger Convertible Notes are convertible into up to 11,851,852 shares of Kaleyra common stock. Kaleyra registered the resale of the 8,400,000 shares of Kaleyra common stock issued to the PIPE Investors and the resale of the Kaleyra common stock issuable upon conversion of the Merger Convertible Notes (the “Resale Registration Statement”). The Resale Registration Statement was declared effective in May 2021.

Conversion of the Merger Convertible Notes that were issued in connection with the acquisition of mGage will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of Kaleyra common stock.

The conversion of some or all of the Merger Convertible Notes issued in connection with the acquisition of mGage will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of Kaleyra common stock issuable upon such conversion could adversely affect prevailing market prices of Kaleyra common stock. In addition, the existence of the Merger Convertible Notes may encourage short selling by market participants because the conversion of the Merger Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Merger Convertible Notes into shares of Kaleyra common stock could depress the market price of Kaleyra common stock.

Warrants are exercisable for Kaleyra’s common stock, and upon any exercise would increase the number of shares eligible for future resale in the public market and result in dilution to Kaleyra’s stockholders.

Kaleyra has outstanding issued warrants to purchase a total of 5,440,662 shares of common stock. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

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

Kaleyra has 373,691 warrants outstanding as of December 31, 2021 that were issued in private placements that occurred concurrently with its initial public offering (the “private warrants”). These private warrants and the shares of Kaleyra common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 373,691 private warrants could be redeemed by the Company for $3,737. Under U.S. GAAP, Kaleyra is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of Kaleyra’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, Kaleyra is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants was not considered material to the historical consolidated financial statements, it was recorded in the consolidated financial statements during the year ended December 31, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the holders’ warrants worthless.

Kaleyra has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date Kaleyra sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by Kaleyra, Kaleyra may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell their warrants at the then-current market price when the holders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by Kaleyra so long as they are held by their initial purchasers or their permitted transferees.

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

The fundamental change repurchase feature of the Merger Convertible Notes that were issued in connection with the acquisition of mGage may delay or prevent an otherwise beneficial attempt to take over Kaleyra.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes that were issued in connection with the acquisition of mGage for cash at the option of the holder in the event of a fundamental change and in certain circumstances require us to increase the conversion rate for conversions in connection with (i) a make-whole fundamental change or (ii) the delivery of a notice of redemption. A takeover of Kaleyra may trigger an option of the holder to require Kaleyra to repurchase the Merger Convertible Notes. These features may have the effect of delaying or preventing a takeover of Kaleyra that would otherwise be beneficial to investors in the Merger Convertible Notes or Kaleyra’s other securities.

Kaleyra’s structure may be inefficient from a tax perspective.

Kaleyra S.p.A. is a controlled foreign corporation of Kaleyra for U.S. federal income tax purposes. This means that a substantial part of the net income, if any, of Kaleyra S.p.A. and its non‑U.S. subsidiaries will be taxable to Kaleyra without regard to whether a dividend is paid to Kaleyra, subject to available foreign tax credits and a special deduction. Moreover, because Kaleyra S.p.A. has a U.S. subsidiary, the resulting structure (sometimes referred to as a “sandwich structure”) would be subject to multiple levels of tax. Generally speaking, it is difficult to simplify a sandwich structure without incurring taxes in one or more jurisdictions. This corporate structure may have the effect of Kaleyra being required to pay more taxes than other companies with a simpler corporate structure.

General Risk Factors

If Kaleyra is unable to expand or renew sales to existing clients, or attract new customers, Kaleyra’s growth could be slower than it expects and its business may be harmed.

Kaleyra’s future growth depends upon expanding sales of Kaleyra’s technology offerings and services with existing customers and with new customers. Kaleyra’s customers may not purchase Kaleyra’s technology offerings and services, or Kaleyra’s customers may reduce their purchasing volumes, if Kaleyra does not demonstrate the value proposition for their investment, and Kaleyra may not be able to replace existing customers with new customers. In addition, Kaleyra’s customers may not renew their contracts with Kaleyra on the same terms, or at all, because of dissatisfaction with Kaleyra’s service. If Kaleyra’s customers do not renew their contracts, Kaleyra’s revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to Kaleyra’s current client base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. Kaleyra plans to continue expanding its sales efforts but it may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that Kaleyra is able to hire, and sales personnel may not become fully productive on the timelines that it has projected, or at all. Additionally, although Kaleyra dedicates significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. Kaleyra cannot make any assurances that its efforts will increase sales to existing customers or additional revenue. If Kaleyra’s efforts to upsell to its customers are not successful, its future growth may be limited.

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

Kaleyra’s ability to grow and generate incremental revenue depends, in part, on Kaleyra’s ability to maintain and grow its relationships with existing customers and to have them increase their usage of Kaleyra’s Platforms. If Kaleyra’s customers do not increase their use of Kaleyra’s services, then Kaleyra’s revenue may decline and Kaleyra’s results of operations may be harmed. Customers generally are charged based on the usage of Kaleyra’s services. Many of Kaleyra’s customers do not have long-term contractual financial commitments to Kaleyra and, therefore, many of Kaleyra’s customers may reduce or cease their use of Kaleyra’s services at any time without penalty or termination charges. Kaleyra cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of Kaleyra’s services may each have a negative impact on Kaleyra’s business, results of operations and financial condition and may cause Kaleyra’s dollar-based net retention rate to decline in the future if Kaleyra’s customers are not satisfied with Kaleyra’s services. If a significant number of customers cease using, or reduce their usage of, Kaleyra’s services, then Kaleyra may be required to spend significantly more on sales and marketing than Kaleyra’s currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could reduce Kaleyra’s profitability and harm its business.

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

Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in Kaleyra’s business and results of operations. Changing demand patterns from economic volatility and uncertainty could harm Kaleyra’s business and results of operations.

Breaches of Kaleyra’s networks or systems, or those of AWS or Kaleyra’s other service providers, could compromise the integrity of its products, Platforms and data, result in significant data losses and otherwise harm its business.

Kaleyra depends upon its information technology (“IT”) systems to conduct virtually all of its business operations, ranging from Kaleyra’s internal operations and research and development activities to its marketing and sales efforts and communications with Kaleyra’s customers and business partners. Individuals or entities may attempt to penetrate Kaleyra’s network security, or that of its Platforms, and to cause harm to Kaleyra’s business operations, including by misappropriating its proprietary information or that of its customers, employees and business partners or to cause interruptions of Kaleyra’s products and Platforms. In particular, cyberattacks and other malicious Internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, Kaleyra also faces threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to Kaleyra’s systems (including those hosted on AWS or other cloud services), internal networks, its customers’ systems and the information that they store and process. While Kaleyra devotes significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, Kaleyra may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. Kaleyra may also be unable to anticipate these techniques, and Kaleyra may not become aware in a timely manner of such a security breach, which could exacerbate any damage Kaleyra experiences. Additionally, Kaleyra depends upon its employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy Kaleyra’s IT resources in a safe and secure manner that does not expose Kaleyra’s network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by its employees or a third party’s fraudulent inducement of Kaleyra’s employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of Kaleyra’s or its service providers, such as

AWS or service providers, could result in loss of confidential information, damage to Kaleyra’s reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if Kaleyra’s cybersecurity measures or those of AWS or Kaleyra’s service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by Kaleyra’s employees and contractors, then Kaleyra’s reputation, customer trust, business, results of operations and financial condition could be adversely affected. While Kaleyra maintains errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, Kaleyra cannot be certain that its existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

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

Kaleyra’s headcount and operations have grown substantially. Kaleyra had 564 employees as of December 31, 2021, as compared with 350 employees as of December 31, 2020. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. Kaleyra anticipates further increases in headcount will be required to support increases in its technology offerings and continued expansion. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems as well as controls by, among other things:

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

Kaleyra may choose to expand by making acquisitions that could be material to its business. Acquisitions involve many risks, including the following:

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

Although Kaleyra expects to realize certain benefits as a result of the acquisition of mGage, there is the possibility Kaleyra may be unable to integrate successfully the business of mGage to realize the anticipated benefits of the acquisition or do so within the intended timeframe.

Following the acquisition of mGage, Kaleyra is devoting significant management attention and resources to the integration of the business practices and operations of Kaleyra and mGage. Potential difficulties that Kaleyra may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from the acquisition will not be realized;
•	any delay in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management as a result of integrating the mGage business into Kaleyra;
•	lack of going-forward commitment of mGage customers, based on fatigue, loss of trust, disapproval or the directions of mGage pre-acquisition, or Kaleyra post-acquisition;
•	loss of customers that will consider Kaleyra to be a competitor post-acquisition, or due to the acquisition of a customer by a competitor to Kaleyra;
•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•

the challenge of integrating complex systems, technology, networks and other assets of mGage into those of Kaleyra in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the integration of mGage;
•	the disruption of, or the loss of momentum in, our ongoing businesses; and
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

Any of these factors could adversely affect the ability of Kaleyra to benefit financially from the acquisition of mGage, maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the acquisition of mGage or could reduce or even completely diminish the earnings or otherwise adversely affect the business and financial results of Kaleyra.

Kaleyra expects to continue incur additional integration and consolidation related costs related to the integration of the mGage business.

Kaleyra completed the acquisition of the mGage business on June 1, 2021. Kaleyra has incurred and expects to incur non-recurring costs associated with integrating the operations of mGage into its business. The amount of these costs could be material to the financial position and results of operations of Kaleyra. A substantial amount of such expenses includes facilities and systems consolidation costs, implementing integration plans, and employee-related costs. The combined company has and will continue to incur restructuring and integration costs in connection with the acquisition. Additional unanticipated costs may be incurred, as there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition and the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental transaction and other integration related costs in the near term or at all.

Kaleyra may not have discovered undisclosed liabilities and product deficiencies of mGage.

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

Uncertainties associated with the integration of the mGage business may cause a loss of employees and may otherwise materially adversely affect the future business and operations of Kaleyra following the Merger.

Kaleyra’s success depends upon the ability of Kaleyra to retain senior management and key employees of Kaleyra and mGage. In some of the fields in which Kaleyra and mGage operate, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for Kaleyra to hire personnel over time. Kaleyra operates in many geographic locations where the labor markets, especially for software engineers, are particularly competitive.

Current and prospective employees of Kaleyra and mGage may experience uncertainty about their roles with Kaleyra following the integration of the mGage business. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Kaleyra. The loss of services of certain senior management or key employees of Kaleyra and mGage or the inability to hire new personnel with the requisite skills could restrict the ability of Kaleyra to develop new products or enhance existing products in a timely manner, or to sell products to customers or to manage the business of Kaleyra following the integration effectively. Also, the business, financial condition and results of operations of Kaleyra following the integration could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Kaleyra’s inability to attract and retain skilled employees, particularly engineers.

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

Kaleyra’s products and Platforms incorporate open source software, and Kaleyra expects to continue to incorporate open source software in its products and Platforms in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on Kaleyra’s ability to commercialize its products and Platforms. Moreover, although Kaleyra has implemented policies to regulate the use and incorporation of open source software into Kaleyra’s products and Platforms, Kaleyra cannot be certain that it has not incorporated open source software in Kaleyra products or Platforms in a manner that is inconsistent with such policies. If Kaleyra fails to comply with open source licenses, Kaleyra may be subject to certain requirements, including requirements that it offer Kaleyra’s products that incorporate the open source software for no cost, that Kaleyra make available source code for modifications or derivative works Kaleyra creates based upon, incorporating or using the open source software and that it license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that Kaleyra has not complied with the conditions of one or more of these licenses, Kaleyra could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, Kaleyra and its customers could be required to seek licenses from third parties in order to continue offering Kaleyra’s products and Platforms and to re-engineer Kaleyra’s products or Platforms or discontinue offering its products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require Kaleyra to devote additional research and development resources to re-engineer Kaleyra’s products or Platforms, which could result in customer dissatisfaction and could harm Kaleyra’s business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic or one that could result from the recent military conflict between Russia and Ukraine, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Furthermore, supply chain issues that developed in 2021, and the nature, magnitude, and duration of hostilities stemming from Russia’s military conflict with Ukraine, including the effects of sanctions and retaliatory cyber-attacks on the world economy and markets, could negatively impact our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Kaleyra’s products and Platforms and its business are subject to a variety of U.S. and international laws and regulations, including those regarding data protection and information security, and Kaleyra customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of Kaleyra’s products to comply with or enable its customers and channel partners to comply with applicable laws and regulations could harm Kaleyra’s business.

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

Additionally, although Kaleyra endeavors to have its products and Platforms comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or Kaleyra’s internal practices.

Kaleyra also may be bound by contractual obligations relating to its collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.

Kaleyra expects that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the U.S, the EU and other jurisdictions, and Kaleyra cannot yet determine the impact such future laws, rules, regulations and standards may have on Kaleyra’s business. Moreover, existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that Kaleyra or its products or Platforms may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact Kaleyra’s business and practices, requires Kaleyra to expend significant resources to adapt to these changes, or to stop offering Kaleyra’s products in certain countries. These developments could harm Kaleyra’s business.

Any failure or perceived failure by Kaleyra, its products or its Platforms to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.

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

Any failure or perceived failure by Kaleyra, its products or its Platforms to comply with new or existing U.S. privacy or data security laws, regulations, policies, industry standards or contractual or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, PII or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.

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

Kaleyra is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, Kaleyra is required to comply with certain SEC, the NYSE, the NYSE American and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Kaleyra’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on Kaleyra’s business and results of operations.

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

Kaleyra intends to continue to make investments to support Kaleyra’s business and may require additional funds. In particular, Kaleyra may seek additional funds to develop new products and enhance Kaleyra’s Platforms and existing products, expand Kaleyra’s operations, including Kaleyra’s sales and marketing organizations and Kaleyra’s presence outside of the U.S., improve Kaleyra’s infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, Kaleyra may use a portion of its cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, Kaleyra may need to engage in equity or debt financings to secure additional funds. If Kaleyra raises additional funds through future issuances of equity or convertible debt securities, in addition to the Financing, Kaleyra’s stockholders could suffer significant dilution, and any new equity securities Kaleyra issues could have rights, preferences and privileges superior to those of holders of Kaleyra’s common stock. Any debt financing that Kaleyra may secure in the future could involve restrictive covenants relating to Kaleyra’s capital raising activities and other financial and operational matters, which may make it more difficult for Kaleyra to obtain additional capital and to pursue business opportunities. Kaleyra may not be able to obtain additional financing on terms favorable to Kaleyra, if at all. If Kaleyra is unable to obtain adequate financing or financing on terms satisfactory to Kaleyra when Kaleyra requires it, Kaleyra’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired and could harm Kaleyra’s business.

Kaleyra’s business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

A significant natural disaster, such as an earthquake, fire or flood, occurring at Kaleyra’s headquarters, at one of Kaleyra’s other facilities or where a business partner is located could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Kaleyra’s service providers, this could adversely affect the ability of Kaleyra’s customers to use its products and Platforms. In addition, natural disasters and acts of terrorism could cause disruptions in Kaleyra’s or its customers’ businesses, national economies or the world economy as a whole. Kaleyra also rely on its network and third-party infrastructure and enterprise applications and internal technology systems for Kaleyra’s engineering, sales and marketing, and operations activities. Although Kaleyra maintains incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, Kaleyra may be unable to continue its operations and may endure system interruptions, reputational harm, delays in Kaleyra’s development activities, lengthy interruptions in service, breaches of data security and the loss of critical data.

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in Kaleyra’s industry, have occurred on Kaleyra’s Platforms in the past and may occur on Kaleyra’s Platforms in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of Kaleyra’s products and technical infrastructure to the satisfaction of Kaleyra’s users may harm Kaleyra’s reputation and Kaleyra’s ability to retain existing users and attract new users.

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact Kaleyra’s business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic and efforts to control its spread have, in the past and continue to, significantly curtail the movement of people, goods and services worldwide, including in most or all of the regions in which Kaleyra sells its products and services and conduct its business operations. Kaleyra also has its headquarters in Milan, Italy, which has been severely affected by the first wave of COVID-19 and the resulting government lockdowns to attempt to contain the spread of COVID-19. The fifth wave of COVID-19 triggered by the surge of the Omicron variant is currently affecting a large number of countries across the globe, and additional government restrictions are expected to reduce the resurgence in the pandemic infections. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for its products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict its sales operations and marketing efforts, and (3) disrupt other important business activities in its various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic and the emergence of the Omicron variant, certain industry events that Kaleyra sponsors or at which Kaleyra presents or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences; Kaleyra is encouraging all of its employees to work remotely; and Kaleyra may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, Kaleyra may see its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, Kaleyra expects the COVID-19 pandemic to potentially have a negative impact on its sales and its results of operations in those areas adversely affected by COVID-19, the size and duration of which Kaleyra are currently unable to predict. In addition, Kaleyra’s implementation of business continuity plans in a fast-moving public health emergency could have an adverse effect on its internal controls (potentially giving rise to significant discrepancies or material weaknesses) and increase our vulnerability to information technology and other systems discrepancies. Furthermore, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact Kaleyra’s stock price and its ability to access capital.

If Kaleyra’s goodwill or intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021, Kaleyra carried a net $235.9 million of goodwill and intangible assets, net. An adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

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

As of December 31, 2021, Kaleyra had federal, state and foreign net operating loss (“NOL”) carryforwards totaling $157.9 million, $177.8 million and $5.4 million, respectively. However, Kaleyra’s ability to utilize these NOLs to offset taxable income may be limited in the future. A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of Kaleyra’s common stock in amounts greater than specified levels could create a limitation on Kaleyra’s ability to utilize our NOLs for tax purposes in the future. Limitations imposed on Kaleyra’s ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

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

Kaleyra believes that maintaining and enhancing Kaleyra’s brand identity and increasing market awareness of Kaleyra and its services are critical to achieving widespread acceptance of Kaleyra and its Platforms, as well as to strengthen Kaleyra’s relationships with its existing customers and to Kaleyra’s ability to attract new customers. The successful promotion of Kaleyra’s brand will depend largely on Kaleyra’s continued marketing efforts, Kaleyra’s ability to continue to offer high quality services and Kaleyra’s ability to successfully differentiate Kaleyra’s services from competing products and services. Kaleyra’s brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of Kaleyra’s services and competing products and services, which may significantly influence the perception of Kaleyra’s services in the marketplace. If these reviews are negative or not as strong as reviews of Kaleyra’s competitors’ services, then Kaleyra’s brand may be harmed.

From time to time, Kaleyra’s customers have complained about Kaleyra’s services. If Kaleyra does not handle customer complaints effectively, then Kaleyra’s brand and reputation may suffer, Kaleyra’s customers may lose confidence in Kaleyra and they may reduce or cease their use of Kaleyra’s services. Kaleyra’s success depends, in part, on Kaleyra’s ability to generate positive customer feedback. Complaints or negative publicity about Kaleyra, its services or Platforms could harm Kaleyra’s ability to attract and retain customers.

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

Many of Kaleyra’s customers depend on Kaleyra’s customer support team to assist them in deploying or using Kaleyra’s services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If Kaleyra does not devote sufficient resources or are otherwise unsuccessful in assisting Kaleyra’s customers effectively, it could adversely affect Kaleyra’s ability to retain existing customers and could prevent prospective customers from adopting Kaleyra’s services. Kaleyra may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. Kaleyra also may be unable to modify the nature, scope and delivery of its customer support to compete with changes in the support services provided by Kaleyra’s competitors. Increased demand for customer support, without corresponding revenue, could increase Kaleyra’s costs and harm its business and operations. Kaleyra’s sales are highly dependent on Kaleyra’s business reputation. Any failure to deliver and maintain high-quality customer support, or a market perception that Kaleyra does not maintain high-quality customer support, could harm Kaleyra’s reputation and business.

Indemnity provisions in various agreements potentially expose Kaleyra to substantial liability for intellectual property infringement and other losses.

Kaleyra’s agreements with customers and other third parties typically include indemnification or other provisions under which Kaleyra agrees to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by Kaleyra to property or persons or other liabilities relating to or arising from Kaleyra’s services or Platforms or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from a contractual breach could harm Kaleyra’s business. Although Kaleyra normally contractually limit its liability with respect to such obligations, Kaleyra may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could harm Kaleyra’s relationship with that customer and other current and prospective customers and reduce demand for its services.

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

Kaleyra’s customers use its services for important aspects of their businesses, and any errors, defects or disruptions to Kaleyra’s services and any other performance problems with Kaleyra’s services could damage its customers’ businesses and, in turn, hurt Kaleyra’s brand and reputation. Kaleyra provides regular updates to Kaleyra’s services, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in Kaleyra’s services could result in negative publicity, loss of or delay in market acceptance of Kaleyra’s Platforms, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, Kaleyra may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, Kaleyra may not carry insurance sufficient to compensate Kaleyra for any losses that may result from claims arising from defects or disruptions in Kaleyra’s services. As a result, Kaleyra’s brand and reputation could be harmed.

If Kaleyra does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If Kaleyra does not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, Kaleyra has agreed to use its best efforts to meet these conditions and to maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, Kaleyra cannot make any assurances that it will be able to do so. If Kaleyra is unable to do so, the potential “upside” of the holder’s investment in Kaleyra may be reduced or the warrants may expire worthless.

There is no guarantee that the warrants will be in the money, and they may expire worthless and the terms of warrants may be amended.

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

If Kaleyra fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, Kaleyra will not be able to compete effectively.

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

Broad market and industry factors may materially harm the market price of Kaleyra’s securities irrespective of its operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Kaleyra’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Kaleyra could depress its stock price regardless of its business, prospects, financial condition or results of operations. A decline in the market price of Kaleyra’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

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

Kaleyra’s common stock is traded on the NYSE. Kaleyra cannot foresee the degree of liquidity that will be associated with its common stock. A holder of the common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for the common stock may fluctuate in the future, and such volatility may bear no relation to Kaleyra’s performance.

A market for Kaleyra’s securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of Kaleyra’s securities may fluctuate significantly due to the market’s reaction to Kaleyra and general market and economic conditions. An active trading market for Kaleyra’s securities may never develop or, if developed, it may not be sustained. In addition, the price of Kaleyra’s securities can vary due to general economic conditions and forecasts, Kaleyra’s general business condition and the release of its financial reports. Additionally, if Kaleyra’s securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of Kaleyra’s securities may be more limited than if its securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American.

Kaleyra’s common stock is currently listed on the NYSE and its warrants on the NYSE American. If the NYSE or NYSE American delists Kaleyra’s securities from trading on its exchange for failure to meet the listing standards, Kaleyra and its stockholders could face significant material adverse consequences including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kaleyra leases 18 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Bengaluru, India; Chennai, India; Delhi, India; Dubai, United Arab Emirates; Kochi, India; Kolkata, India; London, United Kingdom; Los Angeles, California; Mexico City, Mexico; Mumbai, India; Munich, Germany; New York, New York, Santo Domingo, Dominican Republic and Vienna, Virginia. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 32 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running Kaleyra’s Platforms and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Item 3. Legal Proceedings.

From time to time, Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($6.9 million at the December 31, 2021 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM)

in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019.

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing took place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (the “ICA”) (decision no. 9803/2021). On December 10, 2021, the ICA filed its appeal to the second instance Court (Council of State) against the Administrative Court first instance decision no. 9803/2021 asking to overrule it. Both Vodafone and Kaleyra submitted their appearances in the judicial proceeding, but no hearing has been scheduled yet by the Council of State. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Kaleyra’s common stock and warrants began trading on the NYSE American under the symbols “KLR” and “KLR WS”, on November 26, 2019, and December 2, 2019, respectively, subject to ongoing review of Kaleyra’s satisfaction of all listing criteria post-Business Combination. Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the NYSE under the ticker symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

(b) Holders

As of December 31, 2021, there were thirty-three holders of record of our common stock and seven holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table reflects information for our 2019 Equity Incentive Plan as of December 31, 2021.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon vesting of Restricted Stock Units	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by security holders*	4,374,021	$0.00	3,340,801

*

The terms of our 2019 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2022, the number of additional shares available for issuance under our 2019 Equity Incentive Plan was automatically increased by 2,101,681 shares.

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

	Year Ended December 31,
	2021	2020
	(in thousands, except share and per share data)
Revenue	$267,739	$147,368
Cost of revenue	210,228	122,932
Gross profit	57,511	24,436
Operating expenses:
Research and development	18,456	9,745
Sales and marketing	21,077	12,866
General and administrative	50,957	28,195
Total operating expenses	90,490	50,806
Loss from operations	(32,979)	(26,370)
Other income, net	185	112
Financial expense, net	(8,795)	(1,475)
Foreign currency loss	(97)	(1,353)
Loss before income tax benefit	(41,686)	(29,086)
Income tax benefit	(7,689)	(2,276)
Net loss	$(33,997)	$(26,810)
Net loss per common share, basic and diluted	$(0.92)	$(1.09)
Weighted-average shares used in computing net loss per common share, basic and diluted	37,031,698	24,652,004

	As of December 31,
	2021	2020
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$90,001	$32,970
Restricted cash	1,701	—
Total assets	448,481	118,502
Debt for forward share purchase agreements	—	483
Bank and other borrowings, current and noncurrent portion	33,418	42,772
Lines of credit	5,256	5,273
Notes payable, current and noncurrent portion	190,147	10,200
Total liabilities	331,059	125,931
Total stockholders’ equity (deficit)	117,422	(7,429)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis in conjunction with the audited consolidated financial statements of Kaleyra as of December 31, 2021 and 2020 and for the years there ended and the related notes. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including those risks and uncertainties described in the sections entitled “Risk Factors” and “Special Note Regarding Forward Looking Statements.”

OVERVIEW

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then sought to expand its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India in 2017 and Buc Mobile of Vienna, Virginia in 2018. It was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company is collectively engaged in the operation of the Platforms on behalf of Kaleyra’s customers.

On February 22, 2019, the Company (f/k/a GigCapital, Inc.) entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the Business Combination, and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.. GigCapital Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operates in the Communications Platform as a Service (“CPaaS”) market with operations in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc..

Kaleyra provides mobile communication services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively as the “Platforms”), Kaleyra manages multi-channel integrated communication services on a global scale, consisting of messaging, rich messaging and instant messaging (including WhatsApp®), video, push notifications, e-mail, programmable voice services, Interactive Voice Response (“IVR”) configurations, and chatbots.

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the NYSE under the ticker symbol “KLR.” Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., ninety-nine percent (99%) direct ownership of Kaleyra US Inc. and one percent (1%) direct ownership of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This newly established subsidiary is aimed to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators typically are the gateway to reach end-user consumers’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). In addition, Kaleyra also offer an extensive set of no-coding cloud-based visual interfaces to programme communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-user customers to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

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

During the year ended December 31, 2021, Kaleyra processed nearly 44 billion billable messages and 6 billion voice calls. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra’s has over 560 employees following the closing of the Merger.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. In 2021 and 2020, there was no customer which individually accounted for more than 10% of Kaleyra’s consolidated total revenues.

For the fiscal year ended December 31, 2021, 71% of revenues came from customers which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America markets following the recent acquisition of mGage, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s customers are enterprises which use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra has been listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2021) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022.

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises which use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-user customers. With each relationship, Kaleyra is the link between the financial institutions and their end-user customers. In linking these two parties, Kaleyra’s Platforms leverage the telecommunications provider to transmit critical message data to these end-user customers.

For the years 2021 and 2020, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market. Please see the section below titled “Factors Affecting Comparability of Results” for further information regarding the effects of acquisitions.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In 2021, the number of messages delivered to customers increased by 73%, while the number of voice calls connected to customers increased by 57%, compared to the prior year. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the most recent surge in the Omicron variant strain, which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders.

Volume increase has been driven by the increased number of digital payments transactions made by the end-user customers (such as credit card transactions and other digital payments), by the increasing usage of mobile banking features and by the increasing penetration rate of digital payments in the underlying payments markets. Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro, Indian Rupees and United Arab Emirates Dirham.

FACTORS AFFECTING COMPARABILITY OF RESULTS

The business combination with mGage

On June 1, 2021, Kaleyra completed its Merger with Vivial, and the resulting acquisition of the business owned by Vivial known as mGage, a leading global mobile messaging provider. The acquisition of mGage, subsequently renamed Kaleyra US Inc. following its reorganization, provided an opportunity for Kaleyra to expand its network operator connections and become one of only four companies providing direct connectivity to all tier-1 US carriers.

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

Kaleyra US Inc. contributed $82.0 million to the consolidated total revenues in the year ended December 31, 2021 after it was consolidated and represented 30.6% of the consolidated revenues for the year ended December 31, 2021.

In 2021, the Company incurred costs related to the acquisition of mGage of $5.5 million that were expensed in General and Administrative expenses in the consolidated statement of operations.

The business combination with Bandyer

On July 8, 2021, the Company announced the acquisition of Bandyer for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via WebRTC technology to financial institutions, retail companies, utilities, industries, insurance, human resources and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and SDKs based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses. The acquisition of Bandyer adds video capabilities to Kaleyra’s already wide offering of communication channels. With the addition of Bandyer’s video offering, Kaleyra’s offerings become a complete suite of tools for omnichannel customer engagement designed for cross-channel customer experiences.

Bandyer contributed $1.0 million to the consolidated total revenues in the year ended December 31, 2021 after it was consolidated and represented 0.4% of the consolidated revenues for the year ended December 31, 2021.

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in the year ended December 31, 2021, Kaleyra accounted for increasing revenues and gross margin when compared to the same period of prior year, mainly driven by the newly acquired business of mGage. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the surge in the Omicron variant strain. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Preference shares liabilities and accrued performance bonuses

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

Following the full and final settlement agreements signed with the eligible employees on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full and as such the obligation terminated pursuant to its terms and no performance bonus obligation remained outstanding as of December 31, 2021.

Preference shares liabilities amounted to zero as of December 31, 2021 and December 31, 2020, as such no Company’s preference shares obligation remained outstanding as of December 31, 2021.

Key Business Metrics

Revenue

Kaleyra’s revenue is generated primarily from usage-based fees earned from the sale of communication services offered through access to the Platforms to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2021 and 2020 is as follows ($ in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$267,739	$147,368	$120,371	82%
Cost of revenue (1)	210,228	122,932	87,296	71%
Gross profit	57,511	24,436	33,075	NM
Operating expenses:
Research and development (2)	18,456	9,745	8,711	89%
Sales and marketing (1)(2)	21,077	12,866	8,211	64%
General and administrative (2)	50,957	28,195	22,762	81%
Total operating expenses	90,490	50,806	39,684	78%
Loss from operations	(32,979)	(26,370)	6,609	25%
Other income, net	185	112	73	65%
Financial expense, net	(8,795)	(1,475)	7,320	NM
Foreign currency loss	(97)	(1,353)	(1,256)	(93%)
Loss before income tax benefit	(41,686)	(29,086)	12,600	43%
Income tax benefit	(7,689)	(2,276)	(5,413)	NM
Net loss	$(33,997)	$(26,810)	$7,187	27%

NM = Not meaningful

(1)	For the year ended December 31, 2021 and 2020, the expense includes amortization of acquired intangibles as noted in the table below (in thousands).

	Year Ended December 31,
	2021	2020
Cost of revenue	$3,845	$633
Sales and marketing	6,992	986
Total	$10,837	$1,619
(2)	Operating expenses include stock-based payments. The expense for 2021 and 2020 related to RSUs are as follows (in thousands), net of capitalized stock-based compensation expenses.

	Year Ended December 31,
	2021	2020
Research and development	$3,707	$3,984
Sales and marketing	2,075	3,934
General and administrative	14,209	11,199
Total	$19,991	$19,117

Revenue

In 2021, revenue increased by $120.4 million, or 82%, compared to 2020. This increase was mainly driven by the organic growth of the Kaleyra legacy businesses, representing 25% of the aggregate growth period over period, and the impact of the revenues from the newly acquired businesses of mGage and Bandyer, which contributed in aggregate $83.1 million.

Cost of Revenue and Gross Profit

In 2021, cost of revenue increased by $87.3 million, or 71%, compared to 2020. The increase in cost of revenue was primarily attributable to the impact of the cost of revenue of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets. In 2021, gross profit increased by 135% compared to 2020, mainly as a result of the contributions of Kaleyra Inc. US and Bandyer.

Operating Expenses

In 2021, research and development expenses increased by $8.7 million, compared to 2020. Research and development expenses included $3.7 million of stock-based compensation in 2021, compared to $4.0 million of stock-based compensation and $524,000 for the Solutions Infini performance bonuses and preference shares amendment in 2020. Excluding such costs and the $5.2 million capitalized software development costs, compared to $2.4 million capitalized costs in 2020, research and development expenses would have increased by $13.1 million mainly due to an increase in headcount compared to the prior period and to the impact of research and development expenses of the newly acquired businesses of mGage and Bandyer, representing 61% of the increase in research and development expenses.

In 2021, sales and marketing expenses increased by $8.2 million, compared to 2020. Sales and marketing expenses included $2.1 million of stock-based compensation in 2021, compared to $3.9 million of stock-based compensation and $1.1 million for the Solutions Infini performance bonuses and preference shares amendment in 2020. Excluding such costs, sales and marketing expense would have increased by $11.2 million. Such increase was primarily driven by the impact of sales and marketing expenses of the newly acquired businesses of mGage and Bandyer and the amortization of acquired intangible assets, representing 86% of the increase in sales and marketing expenses, and an increase in headcount compared to same period last year.

In 2021, general and administrative expenses increased by $22.8 million compared to 2020. General and administrative expenses included (i) $14.2 million of stock-based compensation in 2021, compared to $11.2 million in 2020; and (ii) $5.7 million of mGage and Bandyer acquisition transaction costs and $4.9 million of transaction costs and costs pertaining to initial public company compliance in 2021 and 2020, respectively. Excluding such costs, general and administrative expenses would have increased by $18.9 million, mainly due to an increase in the headcount compared to the same period of last year and mGage transaction-related advisory costs.

Financial Expense, Net

In 2021, financial expense, net increased by $7.3 million, compared to 2020. Such increase in financial expense is mainly attributable to the accrued contractual interest expense on the Merger Convertible Notes and amortization of issuance costs amounting to $7.1 million and $1.1 million, respectively, and to the change in the fair value of the private warrant liability of $546,000, partially offset by the reversal of interest expense of $659,000 previously accrued on a forward share purchase agreement in 2021 compared to 2020. The same period last year accounted for the reversal of interest expense of $417,000 previously accrued on the preference share obligations related to the amendment signed in January 2020. Excluding the change in the fair value of the warrant of $546,000, the interest expense on convertible notes of $8.3 million and the non-recurring reversal of interest expense on a forward share purchase agreement and preference share obligations, amounting to $659,000 and $417,000, respectively, financial expense, net would have decreased by $1.2 million.

Foreign Currency Loss

In 2021, foreign currency loss decreased by $1.3 million, compared to 2020. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In 2021 and in 2020, income tax benefit amounted to $7.7 million and $2.3 million, respectively. As a percentage of loss before income taxes in 2021 and 2020, income tax benefit accounted for 18% and 8%, respectively. The income tax benefit in 2021 is principally due to acquirer valuation allowance reductions as result of ASC 805 purchase accounting adjustments. The income tax benefit in 2020 is principally due to the deferred tax benefit related to the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments with maturity terms between 4 and 12 months held in India. Of the $97.9 million in cash, restricted cash and short-term investments, $46.2 million was held in U.S. banks, $38.4 million was held in Italy, $10.2 million was held in India with the remainder held in other banks. As of December 31, 2020, the Company had $33.0 million of cash and cash equivalents, $4.8 million of short-term investments and no restricted cash.

The consolidated balance sheets as of December 31, 2021 includes total current assets of $192.2 million and total current liabilities of $111.4 million, resulting in net current assets of $80.7 million.

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

On February 25, 2021, in accordance with the terms of the agreement (“Confirmation”), Nomura Global Financial Products, Inc. (“NGFP”) fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and as a result the Company has no further obligations.

Management currently plans to retain the cash in the jurisdictions where these funds are currently held. Kaleyra believes its cash, cash flows from operations and availability of borrowings will be sufficient to support its planned operations for at least the next 12 months.

Kaleyra finances its operations through a combination of cash generated from operations and from borrowings under Kaleyra bank facilities primarily with banks located in Italy, as well as proceeds from equity offerings and convertible note arrangements. Kaleyra’s long-term cash needs primarily include meeting debt service requirements, working capital requirements and capital expenditures.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of December 31, 2021, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $38.7 million ($48.0 million as of December 31, 2020).

Kaleyra has credit line facilities of $6.7 million as of December 31, 2021, of which $5.3 million has been used. As of December 31, 2020, Kaleyra had credit line facilities of $7.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note was convertible at the option of Cowen Investments into 303,171 shares of common stock of Kaleyra, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of Kaleyra, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of December 31, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $34,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of December 31, 2021. Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

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

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021 Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira terminated pursuant to its terms, and as a result the Company has no further obligations under the Yakira Purchase Agreement. As of December 31, 2021 there are no outstanding obligations under the Forward Share Purchase Agreement.

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

Upon the issuance of the Merger Convertible Notes management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment feature met the definition of a derivative but did not fall within the above scope exception, nonetheless its value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes nor at any subsequent reporting date. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods.

As of December 31, 2021, the outstanding amount of the Merger Convertible Notes was $189.7 million, net of issuance costs. During the years ended December 31, 2021, contractual interest expense on the Merger Convertible Notes amounted to $7.1 million, and amortization of the debt issuance costs amounted to $1.1 million. The liability is included in the consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding debt for forward share purchase agreements and similar arrangement obligations, the Notes Payable to the Sellers and credit line facilities, consisted of the following ($ in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2021	2020	Maturity	Interest Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche (1)	$2,330	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	113	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,337	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,833	2,521	August 2023	Euribor 3 months + 3.90%	3.33%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	290	931	April 2022	Euribor 3 months + 2.30%	1.73%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	2,872	4,292	April 2024	Euribor 3 months + 3.10%	2.53%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	8,961	9,688	June 2026	Euribor 3 months + 2.15%	1.58%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	5,927	6,734	July 2026	Euribor 3 months + 2.20%	1.63%	1.16%
UBI Banca S.p.A. (Line 1)	—	209	August 2021	Euribor 3 months +1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	—	1,031	October 2021	Euribor 3 months +1.95%	1.38%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	76	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,132	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	593	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	5,014	6,355	September 2024	Euribor 3 months + 3.00%	2.43%	2.46%
Simest 1	189	307	December 2023	0.50%	0.50%	0.50%
Simest 2	188	305	December 2023	0.50%	0.50%	0.50%
Simest 3	345	560	December 2023	0.50%	0.50%	0.50%
Simest 4	1,218	—	April 2027	0.50%	0.50%	—
Total bank and other borrowings	33,418	42,772
Less: current portion	10,508	10,798
Total long-term portion	$22,910	$31,974

All bank and other borrowings are unsecured borrowings of Kaleyra.

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes total current assets of $192.2 million and total current liabilities of $111.4 million, resulting in net current assets of $80.7 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of December 31, 2021, the Company only had $405,000 of remaining obligations as a result of the Business Combination.

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

Considering the effects of the financings described above and the typical financial cycle of the Company, the Company’s management believes that the Company’s cash and cash equivalents and short-term investments, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(11,932)	$(12,322)
Net cash used in investing activities	(217,247)	(3,168)
Net cash provided by financing activities	289,605	9,727
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,694)	1,736
Net increase (decrease) in cash, cash equivalents and restricted cash	$58,732	$(4,027)

In the year ended December 31, 2021, cash used in operating activities was $11.9 million, primarily consisting of net loss of $34.0 million and $7.5 million of net cumulative changes in operating assets and liabilities, adjusted for non-cash items, mainly including $15.0 million of depreciation and amortization expense, $20.0 million of non-cash compensation expense for stock-based compensation, $1.2 million of allowance for doubtful accounts, $1.3 million of non-cash interest expense, partially offset by $8.3 million of deferred tax benefit.

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

In the year ended December 31, 2021, cash used in investing activities was $217.2 million, primarily consisting of $195.3 million of cash consideration paid for the acquisition of mGage, $13.3 of cash consideration paid for the acquisition of Bandyer, $52.2 million of purchases of short-term investments, $5.2 million to fund cost of internally developed software and $1.9 million of purchases of property and equipment, partially offset by $50.7 million of proceeds from sale of short-term investments.

In the year ended December 31, 2020, cash used in investing activities was $3.2 million, primarily consisting of $7.9 million of purchases of short-term investments, $0.4 million of purchases of property and equipment, and

$3.0 million to fund the cost of internally developed software, partially offset by $8.2 million of proceeds from the sale of short-term investments.

In the year ended December 31, 2021, cash provided by financing activities was $289.6 million, primarily consisting $188.6 million of proceeds from issuance of convertible notes, net of issuance costs, $99.1 million of proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs, $17.0 million of receipts related to forward share purchase agreements, $2.9 million in proceeds received from the exercise of common stock warrants, $1.2 million in proceeds related to the settlement of non-forfeited 2020 Sponsor Earnout Shares, $1.3 million of proceeds from borrowings on term loans and net drawings of $327,000 on the available lines of credit, partially offset by $7.7 million of repayments on term loans, $7.5 million of repayments on notes and $5.5 million in cash paid to repurchase warrants.

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

Contractual Obligations and Other Commitments

The following table summarizes the obligations as of December 31, 2021, as derived from the audited consolidated financial statements of Kaleyra as of that date. The table should be read in connection with the footnotes describing certain events occurring after December 31, 2021 (in thousands).

	Payment due by period
	Total	2022	2023-2025	2026-2027	Thereafter
Bank and other borrowings (1)	$33,418	$10,508	$20,374	$2,536	$—
Line of credit	5,256	5,256	—	—	—
Capital lease obligations (including interest)	210	72	138	—	—
Operating lease obligations (2)	3,383	1,374	1,867	142	—
Convertible notes (3)	200,000	—	—	200,000	—
Other notes payable (4)	405	—	405	—	—
Total	$242,672	$17,210	$22,784	$202,678	$—

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

(4)

On May 1, 2020, the Company issued to Chardan convertible promissory notes in the aggregate principal amount of $405,000 as a partial settlement of the amounts owed to Chardan for financial advisory services provided by Chardan to Kaleyra Inc. in connection with the previously consummated Business Combination. The unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction.

Off-Balance Sheet Arrangements

During the years ended December 31, 2021 and 2020, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. Kaleyra typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior occurs due to Kaleyra’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce.

Taxes

Kaleyra files income tax returns in the U.S. and in foreign jurisdictions including Italy, Germany, United Kingdom and India.

For the years ended December 31, 2021 and 2020, Kaleyra’s consolidated effective tax rate was 18% and 8%, respectively. The change in the effective tax rate is primarily due to the reductions to valuation allowance under the acquisition method, the increase of costs non-deductible for tax purposes recorded in 2021 compared to 2020 and to the increase in taxes on undistributed earnings from foreign subsidiaries in 2021 compared to 2020. With the exception of post-acquisition losses occurring after May 31, 2021, domestic net operating loss carryforwards and Internal Revenue Code (“IRC”) Section 163(j) deferred interest deductions are subject to change in ownership limitations under IRC Section 382.

As of December 31, 2021, Kaleyra had $4.3 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini FZE) for which deferred tax liabilities have been recorded. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $642,000 withholding tax.

As of December 31, 2021, the Company has federal, state and foreign net operating loss carryforwards totaling $157.9 million, $177.8 million and $5.4 million, respectively. If not utilized, federal net operating losses of $78.7 million will expire at various dates from 2026 through 2037, and $79.2 million have an indefinite life. State net operating losses of $168.9 million will expire at various dates from 2023 through 2041, and $8.9 million have an indefinite life. Foreign net operating losses will expire at various dates from 2023 through 2027.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with US GAAP applicable for an “emerging growth company” as defined in the JOBS Act. The JOBS Act provides, among others, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, Kaleyra availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies except for ASU2020-06 and ASU 2017-04.

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

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill the Company has acquired include but are not limited to future expected cash flows from acquired developed technologies, existing customer relationships, uncertain tax positions and tax related valuation allowances assumed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Revenue Recognition

Kaleyra derives the revenue primarily from usage-based fees earned from the sale of communications services offered through Platforms access to large enterprises, as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers revenue is invoiced on a monthly basis in arrears.

Effective January 1, 2019, Kaleyra adopted Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, and outlines a single set of comprehensive principles for recognizing revenue under US GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

Revenue Recognition Policy

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration Kaleyra expects to receive in exchange for those products or services. Kaleyra enters into contracts that can include various combinations of products and services, which are generally not capable of being distinct and are therefore accounted for as a series of distinct services under a single performance obligation in accordance with ASC 606-10-25-14 and ASC 606-10-25-15. Revenue is recognized net of allowances for any credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Nature of Products and Services

Kaleyra’s revenue is primarily derived from usage-based fees earned from the sale of communications services offered through Platforms access to large enterprises, as well as small and medium-sized customers.

Platforms access services are considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Revenue from usage-based fees represented 93% and 98% of total revenue in the years ended December 31, 2021 and 2020, respectively.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 7% and 2% of total revenue in the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Units

Kaleyra measures and recognizes the compensation expense for RSUs granted to employees, directors and advisory board members, based on the fair value of the award on the grant date.

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

As mentioned above, in November 2019, Kaleyra adopted its 2019 EIP. The EIP provides for the award of stock-based compensation. In 2021, Kaleyra granted RSUs to certain employees, directors and advisory board members of the Company for a total of 3,305,796 RSUs shares with an aggregate grant date fair value of $40.0 million, based on a per share weighted-average grant date fair value of $12.10.

Internal-Use Software Development Costs

Certain costs of the technology platform and other software applications developed for internal use are capitalized. Kaleyra capitalizes qualifying internal-use software development costs that are incurred during the application development stage of projects with a useful life greater than one year. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended purpose. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all-significant testing. Costs related to specific upgrades and enhancements are also capitalized when it is probable the expenditures will result in additional functionality. Any costs incurred for maintenance and minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized costs of the platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software of three to five years on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could affect the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Kaleyra has determined that it operates as three reporting units and has selected December 31 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from Kaleyra’s business. If these estimates or their related assumptions change in the future, Kaleyra may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges have been recorded for any period presented.

Recoverability of Long-Lived and Intangible Assets

Kaleyra evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2021 and 2020.

Recoverability of Deferred Tax Assets

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

Foreign Currency Risk

Kaleyra’s consolidated financial statements are presented in U.S. dollars while the functional currency of Kaleyra S.p.A. is the Euro. The functional currency of Solutions Infini is the Indian Rupee, the functional currency of Kaleyra Inc., Buc Mobile, Campaign Registry and Kaleyra US Inc. is the U.S. Dollar, the functional currency of mGage Europe Limited is the Great Britain Pound and the functional currency of Solutions Infini FZE is the United Arab Emirates Dirham.

Each company remeasures monetary assets and liabilities denominated in currencies other than its functional currency at period-end exchange rates and non-monetary items are remeasured at historical rates.

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

Item 8. Financial Statements and Supplementary Data.

KALEYRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaleyra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaleyra, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EY S.p.A.

We have served as the Company’s auditor since 2021

Milan, Italy

March 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kaleyra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaleyra, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BPM LLP

We served as the Company’s auditor from 2019 to 2021.

San Jose, California

March 15, 2021

KALEYRA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$90,001	$32,970
Restricted cash	1,701	—
Short-term investments	6,236	4,843
Trade receivables, net	85,945	43,651
Deferred cost	341	—
Prepaid expenses	5,357	1,447
Other current assets	2,599	2,134
Total current assets	192,180	85,045
Property and equipment, net	18,811	6,726
Intangible assets, net	125,396	7,574
Goodwill	110,465	16,657
Deferred tax assets	1,230	703
Other long-term assets	399	1,797
Total Assets	$448,481	$118,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$70,942	$51,768
Debt for forward share purchase agreements	—	483
Notes payable due to related parties	—	7,500
Lines of credit	5,256	5,273
Current portion of bank and other borrowings	10,508	10,798
Deferred revenue	9,553	3,666
Payroll and payroll related accrued liabilities	6,907	3,292
Other current liabilities	8,274	5,988
Total current liabilities	111,440	88,768
Long-term portion of bank and other borrowings	22,910	31,974
Long-term portion of notes payable	190,147	2,700
Long-term portion of employee benefit obligation	2,338	1,886
Deferred tax liabilities	2,384	—
Other long-term liabilities	1,840	603
Total Liabilities	331,059	125,931
Commitments and contingencies (Note 20)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 44,831,695 shares issued and 42,033,637 shares outstanding as of December 31, 2021 and 33,086,745 shares issued and 30,288,687 shares outstanding as of December 31, 2020	4	3
Additional paid-in capital	251,659	93,628
Treasury stock, at cost; 2,798,058 shares as of December 31, 2021 and 2020	(30,431)	(30,431)
Accumulated other comprehensive loss	(2,010)	(2,826)
Accumulated deficit	(101,800)	(67,803)
Total stockholders’ equity (deficit)	117,422	(7,429)
Total liabilities and stockholders’ equity (deficit)	$448,481	$118,502

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$267,739	$147,368
Cost of revenue	210,228	122,932
Gross profit	57,511	24,436
Operating expenses:
Research and development	18,456	9,745
Sales and marketing	21,077	12,866
General and administrative	50,957	28,195
Total operating expenses	90,490	50,806
Loss from operations	(32,979)	(26,370)
Other income, net	185	112
Financial expense, net	(8,795)	(1,475)
Foreign currency loss	(97)	(1,353)
Loss before income tax benefit	(41,686)	(29,086)
Income tax benefit	(7,689)	(2,276)
Net loss	$(33,997)	$(26,810)
Net loss per common share, basic and diluted	$(0.92)	$(1.09)
Weighted-average shares used in computing net loss per common share, basic and diluted	37,031,698	24,652,004

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(33,997)	$(26,810)
Other comprehensive income (loss):
Foreign currency translation adjustments	786	(2,910)
Net change in unrealized gain on marketable securities, net of tax	30	10
Total other comprehensive income (loss)	816	(2,900)
Total comprehensive loss	$(33,181)	$(29,710)

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2019	19,977,113	$2	$2,143	—	$—	$74	$(40,993)	$(38,774)
Common stock repurchased in connection with forward share purchase agreements	(2,798,058)	—	30,431	2,798,058	(30,431)	—	—	—
Change in forward share purchase agreement liability	—	—	1,668	—	—	—	—	1,668
Warrants exchange for Common Stock	850,500	—	—	—	—	—	—	—
Stock-based compensation (RSUs)	1,152,210	—	19,813	—	—	—	—	19,813
Proceeds from issuance of common stock in public offering, net of issuance costs	8,762,694	1	36,151	—	—	—	—	36,152
Common stock issued to sellers (Earn-out 2019)	1,763,633	—	—	—	—	—	—	—
Common stock issued to settle a payable (4) (5)	580,595	—	3,422	—	—	—	—	3,422
Net loss	—	—	—	—	—	—	(26,810)	(26,810)
Other comprehensive loss	—	—	—	—	—	(2,900)	—	(2,900)
Balance as of December 31, 2020	30,288,687	3	93,628	2,798,058	(30,431)	(2,826)	(67,803)	(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (3)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	1,661,316	—	22,027	—	—	—	—	22,027
Warrants exercised for common stock	249,806	—	2,873	—	—	—	—	2,873
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Fair value of warrants	—	—	(344)	—	—	—	—	(344)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (2)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(33,997)	(33,997)
Other comprehensive income	—	—	—	—	—	816	—	816
Balance as of December 31, 2021	42,033,637	$4	$251,659	2,798,058	$(30,431)	$(2,010)	$(101,800)	$117,422

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

(2)

On June 1, 2021, the Company completed its acquisition of mGage for a total purchase price of $218.0 million, consisting of both cash and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021. The original cash consideration was reduced by $997,000 due to a working capital adjustment. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at $11.77 per share closing price of the Company’s common stock on the date of issuance, equal to $18.8 million.

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

(4)

On May 1, 2020, the Company issued to Cowen Investments II LLC (“Cowen”) and Chardan Capital Markets, LLC (“Chardan”) an aggregate of 440,595 shares of the Company’s common stock (“Settlement Shares”), consisting of 374,506 Settlement Shares issued to Cowen, and 66,089 Settlement Shares issued to Chardan, as a partial settlement of the amounts owed to Cowen and Chardan for financial advisory services provided by Cowen and Chardan to Kaleyra Inc. in connection with the previously consummated Business Combination.

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

KALEYRA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(33,997)	$(26,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,004	2,773
Stock-based compensation, preference shares and others	19,991	19,415
Non-cash settlement of preference share liability	—	(2,486)
Provision for (recovery of) doubtful accounts	1,155	(177)
Realized gains on marketable securities	30	(10)
Employee benefit obligation	537	527
Change in fair value of warrant liability	546	—
Reversal of accrued interest on forward share purchase agreement	(659)	—
Non-cash interest expense	1,254	191
Deferred taxes	(8,052)	(2,747)
Change in operating assets and liabilities:
Trade receivables	(16,879)	(478)
Other current assets	(2,396)	1,197
Deferred cost	76	—
Other long-term assets	1,416	(497)
Accounts payable	1,908	(11,832)
Other current liabilities	2,135	6,892
Deferred revenue	5,609	2,219
Long-term liabilities	390	(499)
Net cash used in operating activities	(11,932)	(12,322)
Cash flows from Investing Activities:
Purchase of short-term investments	(52,224)	(7,913)
Sale of short-term investments	50,741	8,156
Purchase of property and equipment	(1,857)	(414)
Sale of property and equipment	—	16
Capitalized software development costs	(5,226)	(3,007)
Purchase of intangible assets	(31)	(6)
Acquisition of mGage, net of cash acquired	(195,346)	—
Acquisition of Bandyer, net of cash acquired	(13,304)	—
Net cash used in investing activities	(217,247)	(3,168)
Cash flows from Financing Activities:
Proceeds from line of credit, net	327	1,277
Borrowings on term loans	1,268	24,436
Repayments on term loans	(7,728)	(8,651)
Proceeds from issuance of convertible notes, net of issuance costs	188,637	—
Repayments on notes	(7,500)	(11,478)
Repurchase of common stock in connection with forward share purchase agreements	—	(30,431)
Receipts (payments) related to forward share purchase agreements	17,045	(1,452)
Proceeds from issuance of common stock in Private Investment in Public Equity offering (PIPE), net of issuance costs	99,051	—
Proceeds from issuance of stock in public offering, net of issuance costs	—	36,152
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	1,244	—
Proceeds from exercise of common stock warrants	2,873	—
Repurchase of warrants	(5,474)	—
Repayments on capital lease	(138)	(126)
Net cash provided by financing activities	289,605	9,727
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(1,694)	1,736
Net increase (decrease) in cash, cash equivalents and restricted cash	58,732	(4,027)
Cash, cash equivalents and restricted cash, beginning of period (1)	32,970	36,997
Cash, cash equivalents and restricted cash, end of period (1)	$91,702	$32,970
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,334	$958
Cash paid for income taxes	$441	$—
Non-cash investing and financing activities:
Change in value of forward share purchase agreements	$(483)	$(1,668)
Common stock issued to settle payables	$—	$3,123
Common stock issued to Vivial equity holders (mGage acquisition)	$18,832	$—
Note payable issued to settle payables	$—	$3,100
Stock-based compensation related to capitalized software development costs	$1,340	$697
Conversion of convertible note to common stock	$2,295	$—
Fair value of warrant liability	$344	$—
Consideration payable (Bandyer acquisition)	$1,701	$—
Asset acquired under capital leases	$—	$250

(1)	As of December 31, 2021, includes $90.0 million of cash and cash equivalents and $1.7 million of restricted cash; as of December 31, 2020, includes $33.0 million of cash and cash equivalents.

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

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, (the “Seller Representative”) as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the business combination with Kaleyra (the “Business Combination”), and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operates in the Communications Platform as a Service (“CPaaS”) market with operations primarily in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc.

Kaleyra provides mobile communication services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively as the “Platforms”), Kaleyra manages multi-channel integrated communication services on a global scale, consisting of messaging, rich messaging and instant messaging (including WhatsApp®), video, push notifications, e-mail, programmable voice services, Interactive Voice Response (“IVR”) configurations, and chatbots.

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

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of the year 2020.

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider in the United States (the transaction contemplated by the Merger Agreement, the “Merger”).

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the NYSE under the ticker symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., ninety-nine percent (99%) direct ownership of Kaleyra US Inc. and one percent (1%) direct ownership of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This newly established subsidiary is aimed to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides, among others, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies except for ASU2020-06 and ASU 2017-04.

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through December 31, 2021. The consolidated balance sheet as of December 31, 2021 includes total current assets of $192.2 million and total current liabilities of $111.4 million, resulting in net current assets of $80.7 million.

The Business Combination generated significant obligations including (i) $13.1 million of liabilities related to non-recurring Business Combination transaction related costs; (ii) $15.0 million of deferred consideration to the Sellers in the Business Combination transaction; (iii) $13.2 million of net obligations under certain Shares Purchase Forward Agreements entered into by GigCapital, Inc. prior to the Business Combination; and (iv) $3.6 million of notes payable acquired as a result of the Business Combination. As of December 31, 2021, the Company only had $405,000 of remaining obligations as a result of the Business Combination.

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

Considering the effects of the financings described above and the typical financial cycle of the Company, the Company’s management believes that the Company’s cash and cash equivalents and short-term investments, debt and equity financings and availability of borrowings, will be sufficient to support its planned operations for at least the next 12 months from the date these consolidated financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Buc Mobile, Campaign Registry and Kaleyra US Inc., which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue recognition; allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of goodwill, long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of the coronavirus (“COVID-19”).

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. The Company maintains cash and cash equivalents and marketable securities with financial institutions that management believes are financially sound.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both of the years ended December 31, 2021 and 2020, there were zero customers that individually accounted for more than 10% of the Company’s consolidated total revenue. As of December 31, 2021 and 2020, one individual customer accounted for more than 10% of the Company’s consolidated total trade receivables. In particular as of December 31, 2021 and 2020, trade receivables accounted for by that one customer amounted to $9.6 million and $4.5 million, respectively.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in “Financial expense, net” on the consolidated statements of operations. The liability is included in the consolidated balance sheet line item “Other long-term liabilities”. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

Revenue Recognition Policy

The Company enters into contracts that can include various combinations of products and services, which are generally not capable of being distinct and are therefore accounted for as a series of distinct services under a single performance obligation in accordance with ASC 606-10-25-14 and ASC 606-10-25-15. Revenue is recognized net of allowances for any credits and any taxes collected from customers. Taxes collected are subsequently remitted to governmental authorities.

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

Nature of Products and Services

The Company's revenue is primarily derived from usage-based fees earned from the sale of communications services offered through access to the Platforms to large enterprises, as well as small and medium-sized customers.

The Company’s revenue is recognized upon the sending of a SMS message or by the authentication of a financial transaction of an end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 93% and 98% of total revenue, in the years ended December 31, 2021 and 2020, respectively.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 7% and 2% of total revenue, in the years ended December 31, 2021 and 2020, respectively.

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability. As of December 31, 2021 and 2020, the Company recorded $9.6 million and $3.7 million, respectively, as deferred revenue on its consolidated balance sheets. In the year ended December 31, 2021, the

Company recognized $3.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

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

Internal-Use Software Development Costs

Certain costs of the technology platform and other software applications developed for internal use are capitalized. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage of projects with a useful life greater than one year. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended purpose. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all-significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software of three to five years on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could affect the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred and were $1.7 million and $1.0 million in the years ended December 31, 2021 and 2020, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Marketable Securities

Investments in marketable securities are carried at fair value and classified as short-term investments. Realized gains and losses on marketable securities are included in financial expense, net in the consolidated statements of operations. Unrealized gains and losses, net of deferred taxes, on marketable securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). In the event the fair value of an investment declines below its cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. As of December 31, 2021 and 2020, the Company had marketable securities of $6.2 million and $4.8 million, respectively relating to mutual funds and certificates of deposit with no stated maturity.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for restricted stock units (“RSUs”) granted to employees, directors and advisory board members, based on the fair value of the award on the grant date.

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

As a part of the purchase agreement relating to the 2018 acquisition of Solutions Infini by Kaleyra, the Company assumed the obligation to purchase a number of preference shares from certain employees in 2020 at a price determined based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Solutions Infini for its fiscal year ending March 31, 2020. These preference shares represented compensation for future services for the eligible employees. The Company accounted for the liability related to the preference shares over the relevant period from July 2017 to July 2020, charging the consolidated statements of operations on a straight-line basis over that period. See Note 14 – Preference Shares Liabilities.

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

The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. The tax benefit recognized is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position.

The Company records interest and penalties related to an underpayment of income taxes in income tax expense in the consolidated statements of operations.

Foreign Currency Translation

The functional currency of the parent company is the U.S. Dollar. The functional currency of Kaleyra S.p.A. is the Euro, the functional currency of Solutions Infini is the India Rupee, the functional currency of mGage Europe Limited is the Great Britain Pound, the functional currency of Buc Mobile, Campaign Registry and Kaleyra US Inc. is the U.S. Dollar and the functional currency of Solutions Infini FZE is the United Arab Emirates Dirham.

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

Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. In calculating the weighted-average number of common shares during the period in which the reverse merger occurred (fiscal year 2019):

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

Restricted Cash

Restricted cash consisted of cash deposited into an escrow account with a financial institution as collateral for the purchase consideration to be paid by the Company under the provisions of the Price Adjustment for the Bandyer Acquisition. See Note 5 – Business Combination.

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

The restricted cash balances as of December 31, 2021 and December 31, 2020 were $1.7 million and zero, respectively.

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

The allowance for doubtful accounts was $2.1 million and $850,000 as of December 31, 2021 and 2020, respectively.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation or amortization.

Depreciation and amortization are computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are expensed as incurred.

The useful lives of property and equipment are as follows:

Internal-use software development costs ……………………………..	3 - 5 years
Servers ………………………………………………………………...	3 - 6 years
Office equipment ……………………………………………………...	3 -5 years
Leasehold improvements ……………………………………………...	the shorter of 2 years or the remaining lease term (1)
Furniture and fixtures …………………………………………………	5 - 10 years
Vehicles ……………………………………………………………….	8 - 10 years
Software ……………………………………………………………….	3 - 5 years
Other assets ………………………………………………………........	4 - 5 years
(1)	Including renewal options

Intangible Assets, net

Intangible assets recorded by the Company are costs directly associated with the fair value of identifiable intangible assets acquired in business combinations and with securing legal registration of patents.

Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Intangible assets arising from business combinations, such as customer relationship and developed technology, were initially recorded at estimated fair value, as discussed below under Business Combinations. Amortization is computed over the estimated useful life of each asset on a straight-line basis, except for customer relationships of

Buc Mobile and Solutions Infini, which are amortized over the best estimate of their expected useful life using an accelerated method (“sum of years’ digits method”), in order to better approximate the pattern in which their economic benefit are expected to be consumed. The Company determines the useful lives of identifiable intangible assets after considering the facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The useful lives of the intangible assets are as follows:

Developed technology…………………………………………………....	5 - 15 years
Customer relationships…………………………………………………...	7 - 17 years
Patent …………………………………………………………………….	5 - 10 years
Trade names …………………………………………………………..….	8 years

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as three reporting units and has selected December 31 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges have been recorded for any period presented.

Recoverability of Long-Lived and Intangible Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2021 and 2020.

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Derivatives

The Company has not historically entered into hedging derivatives in the ordinary course of its business. These derivatives include interest rate swaps on the bank borrowings entered into by the Company to finance the acquisitions. These derivatives were not designated as hedging instruments under U.S. GAAP. Because hedge accounting was not applied, those derivatives have been recorded at fair value on the consolidated balance sheets with changes in fair value recorded in financial expense, net in the consolidated statements of operations.

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

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. Examples of estimates and assumptions in valuing certain of the intangible assets and goodwill the Company has acquired include but are not limited to future expected cash flows from acquired developed technologies, existing customer relationships, uncertain tax positions and tax related valuation allowances and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Fair Value of Financial Instruments

The Company’s financial instruments, which include cash, cash equivalents, restricted cash, trade receivables and accounts payable are recorded at their carrying amounts, which approximate their fair value due to their short-term nature. All marketable securities are considered available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for marketable securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this update apply to all entities that elect to apply the optional guidance in Topic 848. The amendments do not apply to contract modifications made after December 31, 2022 or new hedging relationships entered into after December 31, 2022. For existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, an exception is made for those hedging relationships that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact of the optional expedients and exceptions of this standard on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which is aimed to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, which resulted in the embedded conversion features of the Merger Convertible Note not being separately recognized from the host contract pursuant to their scope exception from derivative accounting under ASC 815-10-15-74(a). Interest Make-Whole Payment feature met the definition of a derivative but did not fall within the above scope exception, nonetheless its value was de minimis and as such no amount was recorded in the consolidated financial statements at the time of the issuance of the Merger Convertible Notes nor at any subsequent reporting date.

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). In November 2019, the FASB issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the "right-to-use" asset and corresponding lease liability. The Company plans to adopt the ASU utilizing the modified retrospective transition approach, which will result in an estimated current period adjustment on January 1, 2022 related to the recognition of a right-of-use asset and corresponding lease liability between $3.0 million and $4.0 million on its consolidated balance sheet.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, and the adoption did not have a material impact on its consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Hierarchy as of December 31, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$602	$—	$—	$602
Certificates of deposit (2)	—	5,634	—	5,634
Total Assets	$602	$5,634	$—	$6,236
Liabilities:
Interest Rate Swap (3)	$—	$35	$—	$35
Warrant liability (4)	—	889	—	889
Total Liabilities	$—	$924	$—	$924
(1)	Included in the consolidated balance sheet line item “Short-term investments”.
(2)	Included in the consolidated balance sheets line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the consolidated balance sheet line item “Other long-term liabilities”. See Note 22 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2020			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$590	$—	$—	$590
Certificates of deposit (2)	—	4,253	—	4,253
Total Assets	$590	$4,253	$—	$4,843
Liabilities:
Interest Rate Swap (3)	$—	$109	$—	$109
Debt for forward share purchase agreements (4)	—	483	—	483
Total Liabilities	$—	$592	$—	$592
(1)	Included in the consolidated balance sheet line item “Short-term investments”.
(2)	Included in the consolidated balance sheets line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the consolidated balance sheet line item “Other long-term liabilities”.
(4)

Based on the information available at the reporting date, debt for forward share purchase agreements have been determined as the present value to be paid at settlement in case the counterparty exercises the put option.

The values of short-term investments as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021				2020
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$572	$30	$—	$602	$580	$10	$—	$590
Certificates of deposit	5,634	—	—	5,634	4,253	—	—	4,253

The following tables present changes during the years ended December 31, 2021 and 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Settlements, Net	Change in scope of consolidation	Gross Transfers Out	Fair Value End of Year
December 31, 2021
Liabilities:
Preference shares	$—	$—	$—	$—	$—	$—	$—
December 31, 2020
Liabilities:
Preference shares	2,530	2,486	42	2	—	—	—

There were no transfers of liabilities into or out of Level 2 or Level 3 in the year ended December 31, 2021 and 2020.

Net realized and unrealized gains and losses included in income related to Level 3 liabilities shown above are reported in the consolidated statements of operations as follows (in thousands):

	Research and development	Sales and marketing	General and administrative	Financial expense, net	Foreign currency loss	Total
December 31, 2021
Liabilities:
Preference shares	$—	$—	$—	$—	$—	$—
December 31, 2020
Liabilities:
Preference shares	941	372	756	417	—	2,486

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of derivative contracts not designated as hedging instruments, outstanding as of December 31, 2021, was €5.8 million ($6.6 million) for interest rate swap, while the gross notional amount of our derivative contracts not designated as hedging instruments, outstanding as of December 31, 2020 was €9.5 million ($11.6 million) for interest rate swap.

The amount and location of the gains (losses) in the consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Year Ended December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Financial income (expense), net	$70	$(18)

The following table presents the fair value and the location of derivative contracts reported in the consolidated balance sheets (in thousands):

		As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2021	2020
Interest Rate Swap	Other long-term liabilities	$35	$109

5. BUSINESS COMBINATION

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

The Merger was financed through (i) the proceeds from the issuance and sale by the Company, of an aggregate of 8,400,000 shares of Kaleyra common stock to PIPE Investors at $12.50 per share, pursuant to the subscription agreements dated February 18, 2021; and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. See Note 11 – Notes Payable for additional details on the Merger Convertible Notes.

The Merger was accounted for as a business combination and the total fair value of the consideration transferred of $217.0 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). During the quarter ended September 30, 2021, Kaleyra redetermined the estimated fair value of certain identified finite-lived intangible assets, net of deferred tax liabilities and the resulting residual goodwill. The measurement period adjustment was recognized through a decrease of $8.9 million in the quarterly condensed consolidated balance sheet line item “Intangible assets, net” mostly relating the acquired developed technology, a net decrease of $1.9 million in the quarterly condensed consolidated balance sheet line item “Deferred tax liability” and an increase of $5.9 million in the quarterly condensed consolidated balance sheet line item “Goodwill”. The measurement period adjustment also included a working capital adjustment of $997,000 as of September 30, 2021. No other measurement period adjustments have been recognized. The acquired entity’s results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.

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

The contribution of mGage to the consolidated revenue and consolidated net loss for the year ended December 31, 2021 was $82.0 million, and net income of $3.7 million.

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

The Bandyer Acquisition was accounted for as a business combination and the total fair value of the consideration transferred of $15.4 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). The acquired entity’s results of operations have been included in the consolidated financial statements of Kaleyra from the date of acquisition.

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

The contribution of Bandyer to the consolidated revenue and consolidated net loss for the year ended December 31, 2021 was $1.0 million, and net loss of $502,000.

Unaudited supplemental pro-forma information

The following table presents unaudited supplemental pro-forma information for the year ended December 31, 2021 and 2020 as if both the Merger and the Bandyer Acquisition had occurred on January 1, 2020. The main adjustments reflected in the unaudited pro-forma financial information are as follows:

i.

the amortization of intangible assets arising from the purchase price allocation amounting to (i) $4.9 million for the year ended December 31, 2021, net of the related tax effect of $1.8 million, which is referred to the period starting on January 1, 2021 through the date of the business combinations, and (ii) $11.6 million for the year ended December 31, 2020, net of the related tax effect of $4.3 million, which is referred to the entire periods;

ii.

the financial expenses incurred in connection with the Merger Convertible Notes amounting to (i) $5.9 million for the year ended December 31, 2021, which is referred to the period starting on January 1, 2021 through the date of the Merger, and (ii) $14.2 million for the year ended December 31, 2020, which is referred to the entire periods. No pro forma tax benefit has been reflected in connection with the pro forma adjustment to financial income (expense), net as Kaleyra is in a net loss tax position and a valuation allowance would be established for the amount of any deferred tax assets.

Transaction costs incurred in connection with the transactions were not eliminated. The pro-forma financial information is not necessarily indicative of the results of operation that would have occurred had the transactions been affected on the assumed dates.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
	Unaudited	Unaudited
Revenue	$322,925	$290,659
Net loss	(38,924)	(28,976)
Net loss per common share, basic and diluted	$(0.94)	$0.84
Weighted-average shares used in computing net loss per common share, basic and diluted	41,253,920	34,652,004

The contribution of mGage to the pro-forma consolidated revenue was $136.4 million and $141.3 million for the year ended December 31, 2021 and 2020, respectively.

The contribution of mGage to the pro-forma consolidated net loss was loss of $103,000 and a loss of $1.5 million for the year ended December 31, 2021 and 2020, respectively.

The contribution of Bandyer to the pro-forma consolidated revenue was $1.8 million and $2.0 million for the year ended December 31, 2021 and 2020, respectively.

The contribution of Bandyer to the pro-forma consolidated net loss was loss of $1.4 million and a loss of $621,000 for the year ended December 31, 2021 and 2020, respectively.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the period	$16,657	$16,953
Goodwill additions related to 2021 acquisitions	94,361	—
Effect of exchange rate	(553)	(296)
Balance at the end of the period	$110,465	$16,657

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2021			2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets
Developed technology	$40,416	$5,393	$35,023	$2,742	$1,576	$1,166
Customer relationships	86,792	8,597	78,195	8,925	2,598	6,327
Trade names	13,060	952	12,108	—	—	—
Patent	131	61	70	130	49	81
Total amortizable intangible assets	$140,399	$15,003	$125,396	$11,797	$4,223	$7,574

Amortization expense was $10.9 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.

Total estimated future amortization expense as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021
2022	$17,106
2023	16,945
2024	16,663
2025	16,589
2026	16,514
2027 and thereafter	41,579
Total	$125,396

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Internal-use software development costs	$16,021	$4,675
Servers (1)	2,337	2,301
Office equipment	2,561	1,405
Leasehold improvements	665	653
Furniture and fixtures	979	428
Assets-in-progress (2)	3,103	1,164
Vehicles	21	11
Software	365	4
Other assets	54	102
Total property and equipment	26,106	10,743
Less: accumulated depreciation and amortization	7,295	4,017
Total property and equipment, net	$18,811	$6,726
(1)

Including equipment under capital leases with gross amount of $562,000 and accumulated depreciation of $283,000 as of December 31, 2021 (gross amount of $608,000 and accumulated depreciation of $191,000 as of December 31, 2020).

(2)	Assets-in progress amounting to $3.1 million as of December 31, 2021 refers to internal-use software development costs in-progress ($1.2 million as of December 31, 2020).

Depreciation and amortization expense was $4.1 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

The Company capitalized $6.9 million and $3.7 million, in internal-use software development costs in the years ended December 31, 2021 and 2020, respectively. Of the $6.9 million capitalized in 2021, $1.3 million relates to stock-based compensation expense capitalized in internal-use software. Of the $6.9 million capitalized in 2021, $4.7 million relates to internal-use software in-use and $2.1 million relates to internal-use software development in-progress, recorded within assets-in-progress. Amortization of capitalized software development costs was $2.7 million and $507,000, in the years ended December 31, 2021 and 2020, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$2,432	$271
Research and development	306	236
Total	$2,738	$507

8. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
VAT receivables	$—	$1,347
Receivables from suppliers	483	542
Credit for tax other than income tax	675	119
Income tax receivables	1,195	69
Other receivables	246	57
Total other current assets	$2,599	$2,134

Other long-term assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Non-current income tax credit (advances and tax reduced at sources)	$53	$1,509
Miscellaneous	346	288
Total other long-term assets	$399	$1,797

9. BANK AND OTHER BORROWINGS

As of December 31, 2021 and 2020, the current portion of bank and other borrowings amounts to $15.8 million and $16.1 million, respectively. As of December 31, 2021, this item is comprised of $10.5 million of the current portion of bank and other borrowings and of $5.3 million of credit line facilities. As of December 31, 2020, this item was comprised of $10.8 million of the current portion of bank and other borrowings and of $5.3 million of credit line facilities.

Credit line facilities

As of December 31, 2021, the Company had credit line facilities granted of $6.7 million, of which $5.3 million had been used. As of December 31, 2020, the Company had credit line facilities granted of $7.7 million, of which $5.3 million had been used.

The above lines of credit may be drawn upon at variable interest rates in the following range: 0.60% - 2.20%.

The weighted average interest rate on the credit line facilities outstanding as of December 31, 2021, was 1.31%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2021	2020	Maturity	Interest Contractual Rate	2021	2020
UniCredit S.p.A. (Line A Tranche (1)	$2,330	$3,235	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	113	153	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,337	3,030	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,833	2,521	August 2023	Euribor 3 months + 3.90%	3.33%	3.36%
Intesa Sanpaolo S.p.A. (Line 1)	290	931	April 2022	Euribor 3 months + 2.30%	1.73%	1.26%
Intesa Sanpaolo S.p.A. (Line 2)	2,872	4,292	April 2024	Euribor 3 months + 3.10%	2.53%	2.06%
Intesa Sanpaolo S.p.A. (Line 3)	8,961	9,688	June 2026	Euribor 3 months + 2.15%	1.58%	1.11%
Intesa Sanpaolo S.p.A. (Line 4)	5,927	6,734	July 2026	Euribor 3 months + 2.20%	1.63%	1.16%
UBI Banca S.p.A. (Line 1)	—	209	August 2021	Euribor 3 months +1.25%	1.25%	1.25%
UBI Banca S.p.A. (Line 2)	—	1,031	October 2021	Euribor 3 months +1.95%	1.38%	1.41%
Monte dei Paschi di Siena S.p.A. (Line 1)	76	328	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,132	2,037	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	593	1,056	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	5,014	6,355	September 2024	Euribor 3 months + 3.00%	2.43%	2.46%
Simest 1	189	307	December 2023	0.50%	0.50%	0.50%
Simest 2	188	305	December 2023	0.50%	0.50%	0.50%
Simest 3	345	560	December 2023	0.50%	0.50%	0.50%
Simest 4	1,218	—	April 2027	0.50%	0.50%	—
Total bank and other borrowings	33,418	42,772
Less: current portion	10,508	10,798
Total long-term portion	$22,910	$31,974

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

On March 9, 2021 and March 10, 2021, respectively, Kaleyra S.p.A. received the approval by UniCredit to postpone repayment of the principal amounts due under the existing Line A Tranche (2), Line B and Line C of the long-term financing agreements with UniCredit S.p.A. for a period of six (6) months starting from March 1, 2021 until August 31, 2021, and under Line A Tranche (1) of the long-term financing agreement with UniCredit S.p.A. starting from February 1, 2021 until July 31, 2021. Consequently, the repayment schedule under all financing agreements mentioned above was extended for the period equal to that of the six (6) month suspension period. Following the suspension period all principal amounts due under the financing agreements mentioned above were paid according to their original repayment schedule.

On April 15, 2021, Kaleyra S.p.A. and Banco Popolare di Milano S.p.A. entered into an agreement to postpone repayment of the principal amounts due under the existing Line 3 of the long-term unsecured financing agreement for a period of six (6) months starting from March 31, 2021 until September 30, 2021, without prejudice to Kaleyra S.p.A.’s obligations to continue to pay interest in relation to the principal amount at the original due dates. Following the suspension period all principal amounts due under the existing Line 3 financing agreement were paid according to their original repayment schedule.

On April 15, 2021, the Company entered into a general unsecured loan agreement with Simest S.p.A for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate) relating to the Fund 394/81 (the “Simest Financing”) and Fund for Integrated Promotion (the “Co-financing”) for implementation of a program to break into foreign markets. The principal amount of $505,000 (€422,000 at the April 15, 2021 exchange rate) of the financing applies to the Co-financing and was granted in accordance with Section 3.1 of the Temporary Framework for State aid measures to support the economy in the current COVID-19 outbreak of the European Commission, and as such is non-refundable as long as the funds are used for the purposes stated within the Framework.

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

As of December 31, 2021, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

The above facilities include a series of statements and disclosure obligations, in line with the standard practice for these types of financings, whose breach could result in termination, early repayment or enforcement of acceleration rights. In particular, the UniCredit Facility and the Intesa Sanpaolo Facility include, among other, change of control provisions that may cause the bank to request immediate repayment of the outstanding debt under the relevant facility as a result of such a change of control event.  Upon the consummation of the Merger Agreement, Kaleyra S.p.A. formally agreed with UniCredit S.p.A. and Intesa Sanpaolo S.p.A. that the Merger Agreement does not represent a change of control event with respect to the respective outstanding borrowing.

In addition, some of the above facilities require compliance with certain financial covenants, based on Kaleyra S.p.A.’s EBITDA, net financial position and equity, calculated upon the approved audited statutory financial statements of Kaleyra S.p.A.. Failure to comply with those financial covenants may result in the repayment of the outstanding debt under the relevant facility or the increase in the interest rate bearing on the existing financing agreements. As of December 31, 2021, the Company is in compliance with all the financial covenants.

Interest expense on bank and other borrowings was of $702,000 for the year ended December 31, 2021 and $835,000 for the year ended December 31, 2020.

As of December 31, 2021, the Company is obliged to make payments as follows (in thousands):

As of December 31, 2021
2022	$10,508
2023	10,320
2024	6,247
2025	3,807
2026	2,385
2027 and thereafter	151
Total	$33,418

10. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of December 31, 2021, the Company’s debt for forward share purchase agreements amounted to zero.

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

11. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of December 31, 2021.

Business Combination Convertible Notes

As of December 31, 2021, the Business Combination Convertible Notes held by Esse Effe and Maya amounted to zero.

The Business Combination Convertible Notes are classified as “Notes payable due to related parties” in the accompanying consolidated balance sheets. The accrued interest payable is included in “Other current liabilities” in the accompanying consolidated balance sheets.

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

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan, which resulted in a $0.2 million loss on settlement on the issuance date of May 1, 2020; and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note was convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

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

As of December 31, 2021, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $34,000. This note payable is included in “Long-term portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying consolidated balance sheets.

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

As of December 31, 2021, the outstanding amount of the Merger Convertible Notes was $189.7 million, net of issuance costs. During the year ended December 31, 2021, contractual interest expense on the Merger Convertible Notes amounted to $7.1 million and amortization of the debt issuance costs amounted to $1.1 million. The liability is included in the consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the consolidated statements of operations.

12. EMPLOYEE BENEFIT OBLIGATION

The Company sponsors two defined benefit plans covering the majority of Italian employees and all of Solutions Infini’s employees. Total costs of the defined benefit plans for the years ended December 31, 2021 and 2020 was $635,000 and $465,000, respectively.

Changes in obligations of the defined benefit plans is as follows (in thousands):

	As of December 31,
	2021	2020
Benefit obligation at the beginning of the period	$1,910	$1,424
Change in scope of consolidation	126	—
Service cost	347	231
Interest cost	37	31
Actuarial loss	251	203
Benefit paid	(158)	(102)
Foreign exchange translation reserve	(147)	123
Benefit obligation at the end of the period	$2,366	$1,910
Of which:
Current (1)	$28	$24
Long-term	$2,338	$1,886
(1)	Included within “Payroll and payroll related accrued liabilities” in the accompanying consolidated balance sheets.

There are no plan assets servicing the defined benefits plans.

The assumptions used to determine benefit obligations at year-end are as follows:

	As of December 31,
	2021	2020
Discount rate for the Kaleyra S.p.A. plan (1)	1.00%	0.30%
Discount rate for the Solutions Infini plan (2)	7.25%	6.65%
Rate of compensation increase for Kaleyra S.p.A.	3.00%	0.50% - 3.00%
Rate of compensation increase for Solutions Infini	17.00%	20.00%
(1)	The discount rate for Kaleyra S.p.A. is based on the Euro area composite yields AA with a duration equal to the estimated term of the obligations at the balance sheet date.
(2)	The discount rate for Solutions Infini is based on the prevailing market yields of Indian government securities at the balance sheet date for the estimated term of the obligations.

The Company also has a 401(k) defined contribution plan (“401(k) plan”) covering substantially all U.S. domestic employees. The participation in this plan is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Contributions for the 401(k) plan were $339,000 and $102,000 for the years ended December 31, 2021 and 2020 respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative net unrealized gain (loss) on marketable securities, net of tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2019	$78	$(4)	$74
Other comprehensive income (loss)	(2,910)	10	(2,900)
As of December 31, 2020	(2,832)	6	(2,826)
Other comprehensive income (loss)	786	30	816
As of December 31, 2021	$(2,046)	$36	$(2,010)

14. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero as of December 31, 2021 and 2020, represented the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

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

Following the full and final settlement agreements signed with the eligible employees on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of December 31, 2021.

15. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Liabilities for tax other than income tax	$1,210	$2,942
VAT payables	476	—
Social security liabilities	522	383
Current tax liabilities	945	434
Accrued financial interest	139	1,066
Accrued contractual interests on Merger Convertible Notes	1,024	—
Capital leases	65	138
Other miscellaneous	3,893	1,025
Total other current liabilities	$8,274	$5,988

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Warrant liability	$889	$—
Interest rate swaps	35	109
Capital leases	129	208
Other miscellaneous	787	286
Total other long-term liabilities	$1,840	$603

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for doubtful accounts

A roll-forward of the Company’s allowance for doubtful accounts for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of the period	$850	$873
Accruals	1,278	435
Utilization of provision	(50)	(612)
Effect of foreign exchange rate	(21)	154
Balance, end of the period	$2,057	$850

17. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy, India, and the United States. The following table sets forth revenue by geographic area for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Italy	$77,410	$62,411
India	71,053	36,147
United States	57,271	25,500
Europe (excluding Italy)	19,360	9,827
South America	20,573	—
Rest of the world	22,072	13,483
Total	$267,739	$147,368

	Year Ended December 31,
	2021	2020
Italy	28.9%	42.4%
India	26.6%	24.5%
United States	21.4%	17.3%
Europe (excluding Italy)	7.2%	6.7%
South America	7.7%	0.0%
Rest of the world	8.2%	9.1%

As of December 31, 2021, the majority of the Company’s long-lived assets are located in Italy and the United States. The following table sets long-lived assets by geographic area as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Italy	$4,391	$2,827
India	3,778	1,667
United States	10,027	2,225
Rest of the world	615	7
Total	$18,811	$6,726

	As of December 31,
	2021	2020
Italy	23.3%	42.0%
India	20.1%	24.8%
United States	53.3%	33.1%
Rest of the world	3.3%	0.1%

18. PERSONNEL COSTS

Personnel costs, net of capitalized software development costs, amounting to $53.8 million for the year ended December 31, 2021 (of which $20.0 million related to RSUs compensation expense) and $35.3 million for the year ended December 31, 2020 (of which $19.1 million related to RSUs compensation expense), were allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$13,908	$8,043
Sales and marketing	11,007	9,583
General and administrative	28,905	17,676
Total Personnel Costs	$53,820	$35,302

Approximately 21% of the Company employees are subject to a collective Italian national labor agreement expiring on December 31, 2023.

19. FINANCIAL EXPENSE, NET

Financial expense, net for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Financial Income:
Interest income	$1,128	$277
Gain on derivatives	70	33
Dividends on marketable securities	—	33
Total Financial Income	1,198	343
Financial Expense:
Interest expense	(9,993)	(1,762)
Loss on derivatives	—	(56)
Total Financial Expense	(9,993)	(1,818)
Financial expense, net	$(8,795)	$(1,475)

20. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next seven years. The Company’s Milan office lease contains an option to renew the lease for 6 years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $1.3 million and $898,000 for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under leasing obligations as of December 31, 2021 are as follows (in thousands):

	As of December 31, 2021
	Operating leases	Capital leases	Total
2022	$1,374	$72	$1,446
2023	779	60	839
2024	651	60	711
2025	437	18	455
2026	142	—	142
2027 and thereafter	—	—	—
Total Minimum Lease Payments	$3,383	$210	$3,593

Future minimum lease payment under capital leases as of December 31, 2021, consisted of the following (in thousands):

As of December 31, 2021
Capital leases
Total payments	$210
Less: Interest portion	16
Net capital lease obligation	194
Less: Current portion	65
Long term portion	$129

The current portion of the capital lease obligation is included in “Other current liabilities” and the long term portion is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.

Contingencies

As of December 31, 2021, the Company had contingent liabilities of $127,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

21. STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2021, there were 44,831,695 shares of common stock issued and 42,033,637 shares outstanding with a par value $0.0001 per share.

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

On June 1, 2021, Kaleyra agreed to pay to Vivial’s former equity holders the common stock consideration for the acquisition of mGage business by means of the issuance of 1,600,000 shares of Kaleyra common stock, par value $0.0001 per share. Further, in support of the consummation of the Merger, on June 1, 2021, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock, par value $0.0001, under the terms of the PIPE Subscriptions Agreements entered into with certain institutional investors.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

22. WARRANTS

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

During the year ended December 31, 2021, the Company recorded $546,000 in “Financial expense, net” on the consolidated statements of operation for the change in fair value of the Private Placement Warrants.

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

As of December 31, 2021, there were 5,440,662 warrants outstanding.

23. RESTRICTED STOCK UNITS (RSUs)

In December 2019, RSUs were granted to certain employees, directors and advisory board members of the Company for a total of 3,336,095 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $8.25. In particular:

•

The Board of Directors adopted a form of Restricted Stock Unit award Agreement and agreed to grant to certain employees of Kaleyra or its subsidiaries (i) 826,423 restricted stock units that vested in one year from the grant date, (ii) 110,683 restricted stock units that vested upon the final determination that the Business Combination’s definition of 2019 targeted adjusted EBITDA was achieved, (iii) 110,681 restricted stock units that were forfeited upon the final determination that the Business Combination’s definition of 2020 targeted adjusted EBITDA was not achieved, and (iv) 132,897 restricted stock units that were cancelled upon the termination of certain employees.

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

During the year 2021 and 2020, the Board’s Compensation Committee approved the grant of 3,305,796 and 1,390,730 RSUs, respectively, to directors, advisory board members and certain employees of the Company eligible for Kaleyra’s retention plans. These RSUs have no performance conditions and their most common vesting schedule is as follows: (i) 25% of the shares vest in one year of the grant date and (ii) the remaining 75% vest in equal quarterly installments over the following three-year period.

The following table sets forth the activity in the number of outstanding RSUs for the year ended December 31, 2021:

	Number of shares	Weighted-average grant date fair value (per share)
Non-vested as of December 31, 2020	3,331,037	$7.48
Vested	(1,661,316)	$8.80
Granted	3,305,796	$12.10
Cancelled	(601,496)	$8.53
Non-vested as of December 31, 2021	4,374,021	$10.33

RSUs compensation expense for the years ended December 31, 2021 and 2020 was $20.0 million and $19.1 million, respectively, which was recorded as follows (in thousands), net of capitalized RSUs compensation expense:

	Year Ended December 31,
	2021	2020
Research and development	$3,707	$3,984
Sales and marketing	2,075	3,934
General and administrative	14,209	11,199
Total	$19,991	$19,117

As of December 31, 2021, there was $26.3 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.35 years.

As of December 31, 2021, the number of securities remaining available for future issuances under the 2019 Equity Incentive Plan, excluding the number of non-vested RSUs, was 3,340,801 units.

24. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The following table presents domestic and foreign components of loss before income tax benefit for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(39,536)	$(19,536)
Foreign	(2,150)	(9,550)
Loss before income tax benefit	$(41,686)	$(29,086)

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current
Domestic:
US federal corporate income tax	$(959)	$—
US state corporate income tax	78	1
Foreign:
IRES (Italian corporate income tax)	—	305
IRAP (Italian regional tax on productive activities)	174	165
Foreign (India)	810	—
Other Italian taxes	260	—
Current	363	471
Deferred
US federal corporate income tax	(6,407)	—
US state corporate income tax	(1,272)	—
Foreign	(373)	(2,747)
Deferred	(8,052)	(2,747)
Income tax benefit	$(7,689)	$(2,276)

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Loss before income tax benefit	$(41,686)	$(29,086)
Primary tax rate of the Company (1)	21.00%	21.00%
Tax benefit calculated according to the Company's primary tax rate	(8,754)	(6,097)
State income tax, net of Federal	(2,082)	(1,188)
Foreign tax rates differences (2)	(308)	(750)
Change in valuation allowance	2,032	7,435
Costs not deductible for tax purposes	1,107	—
Foreign undistributed earnings (3) (4)	316	144
Stock based compensation	—	(1,820)
Reported income tax benefit	$(7,689)	$(2,276)
(1)	For the years ended December 31, 2021 and 2020, “primary tax rate of the Company” means the U.S. federal tax rate (21%).
(2)	For the years ended December 31, 2021 and 2020, “foreign” relates to tax jurisdictions outside the United States.
(3)	Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.
(4)	Recorded by the Company in relation with the Dubai subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Capitalized costs	$2,531	$2,918
Asset revaluation	5,684	—
Deferred interest expense	9,529	—
Deferred compensation liabilities	4,474	3,557
Property and equipment	—	—
Reserves and accruals	1,461	100
Net operating loss carryforward	41,817	9,420
Other	31	578
Total deferred tax assets	65,527	16,573
Less: valuation allowance	(33,967)	(12,923)
Total deferred tax assets, net	31,560	3,650
Deferred tax liabilities:
Intangible assets	30,664	1,891
Undistributed profits	938	1,033
Property and equipment	1,111	23
Other	—	—
Total deferred tax liabilities	32,713	2,947
Net deferred tax assets (liabilities)	$(1,153)	$703

As of December 31, 2021, the Company has federal, state and foreign net operating loss carryforwards totaling $157.9 million, $177.8 million and $5.4 million, respectively. If not utilized, federal net operating losses of $78.7 million will expire at various dates from 2026 through 2037, and $79.2 million have an indefinite life. State net operating losses of $168.9 million will expire at various dates from 2023 through 2041, and $8.9 million have an indefinite life. Foreign net operating losses will expire at various dates from 2023 through 2027.

With the exception of post acquisition losses occurring after May 31, 2021, domestic net operating loss carryforwards are subject to an annual limitation as a result of the Kaleyra US Inc., f/k/a mGage, acquisition and Kaleyra Inc. equity offerings that resulted in multiple changes of ownership as defined under Internal Revenue Code (IRC) Section 382. Kaleyra US Inc. accounts for $31.1 million IRC Section 163(j) deferred interest tax attribute that is subject to IRC §382 limitation. IRC §163(j) has an indefinite life, and generally limited to an annual deduction of thirty percent of taxable income and to the extent of business interest income. California net operating loss deductions are limited to a member's contribution to combined California taxable income. The fair market values assigned to the domestic entities exceed the effected tax attributes. The Company's net operating losses are not expected to expire as result of any IRC §382 limitation.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company does not believe that it is more likely than not that all of the deferred tax assets will be realized; accordingly, a valuation allowance has been established for the amount of the deferred tax assets on net operating loss carryforward, startup costs, deferred interest expense, stock based compensation and other deferred tax assets in excess of the deferred tax liabilities that will reverse prior to any net operating loss carryforward expiration date and deferred tax assets that are not available to be recognized to reduce future income.

As of December 31, 2020, a $305,000 valuation allowance existed against Solutions Infini's $1.2 million gross deferred tax asset balance. For the year ended December 31, 2021, the Company recorded a $305,000 full-year valuation allowance release related to the Indian tax jurisdiction, partially offset by an increase to the Italian valuation allowance of $584,000, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all of our acquisitions, regardless of acquisition date.

The Company recognizes interest and penalties, if any, related to an underpayment of income taxes in income tax expense. As of December 31, 2021 and 2020, the Company has accumulated $65,000 and $60,000 in interest expense, respectively.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2021 and 2020 is as follows (in thousands):

	As of December 31,
	2021	2020
Gross unrecognized tax benefits, beginning of the year	$630	$468
Additions for tax positions of prior years	481	—
Additions for tax positions related to the current year	99	88
Reductions due to a lapse of the applicable statute of limitations	(48)	—
Effect of exchange rate	(10)	14
Subtotal	1,152	570
Interest and penalties	65	60
Total gross unrecognized tax benefits, end of the year	$1,217	$630

As of December 31, 2021, the Company had $4.3 million of undistributed earnings and profits generated by a foreign subsidiary (Solutions Infini FZE) for which deferred tax liabilities have been recorded. Should the above undistributed earnings be distributed in the form of dividends or otherwise, the distributions would result in $642,000 withholding tax.

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom and India. As of December 31, 2021, the tax years 2007 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

On March 27, 2020, the United States enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company filed an NOL carryback to recover $959,000 prior paid taxes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law and extends several CARES Act provisions. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions is expected to have a significant impact on our effective tax rate.

In the second quarter of 2021, the Company benefited from the measures introduced in Italy by the art. 110 of the Law Decree n. 104/2020, converted in the Law n. 126/2020, enacting “Urgent measures to support and relaunch the economy”, which reopened the voluntary step up of tangible and intangible assets, with the application of a substitute tax at a rate of three percent. In particular, Kaleyra S.p.A. benefited from the one-time partial step-up of its trademark for tax purposes of $24.3 million, which resulted in the recognition in 2021 of deferred tax assets for $5.8 million and a substitute tax liability for approximately $730,000, which was full offset by an increase to Kaleyra S.p.A.'s valuation allowance. Budget Law n.234 issued on December 31, 2021, extended the amortization period from eighteen to fifty years retroactively to all elections. The Company's first installment payment for approximately $260,000 was paid in August 2021.

25. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per common share during the period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Net loss	$(33,997)	$(26,810)
Weighted-average shares used to compute net loss per common share, basic and diluted	37,031,698	24,652,004
Net loss per common share, basic and diluted	$(0.92)	$(1.09)

The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2021 and 2020. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the year ended December 31, 2021, the weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive, was 11,053,873 (15,275,403 for the year ended December 31, 2020).

26. TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2021 and 2020, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero, who is the Chief Executive Officer and a director of the Company. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. Under the terms of the unsecured convertible promissory notes, the previously outstanding principal balance of these notes, plus all accrued and unpaid interest, became due and payable following the private placement equity financing event in support for the consummation of the Merger Agreement for the acquisition of mGage of June 1, 2021. The outstanding principal amount of $3.8 million plus accrued interest of $84,000 was paid in full on June 2, 2021 and the obligation terminated pursuant to its terms. No outstanding amount was due by the Company as of December 31, 2021 ($7.5 million plus $241,000 of accrued interest as of December 31, 2020) See Note 11 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were $159,000 in the year ended December 31, 2021 ($363,000 in the year ended December 31, 2020, respectively);

iii.

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A.. Ms. Levy received salary and benefits in the amount of $245,000 and $237,000 for the years ended December 31, 2021 and 2020, respectively;

iv.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $55,000 and 35,000 for the years ended December 31, 2021 and 2020, respectively; and

v.

As mentioned in Note 14, in the three months ended March 31, 2020 a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million as a result of the modification of the Solutions Infini 2018 Purchase Agreement. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. Following the full and final settlement agreements signed on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of December 31, 2021. See Note 14 – Preference Shares Liabilities – for further details.

The following table presents the expenses for related parties reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$55	$35
Sales and marketing	245	237
General and administrative	159	363
Financial expense, net	63	355

27. LEGAL MATTERS

From time to time, Kaleyra may be involved in litigation relating to claims arising out of its operations in the normal course of business. Kaleyra is not currently involved in any material legal proceedings as a defendant.

On October 17, 2018, Kaleyra filed a claim against Vodafone Italia S.p.A. (“Vodafone”) before the Court of Milan seeking compensation in the amount of €6.1 million ($6.9 million at the December 31, 2021 exchange rate) for all the damages suffered as a consequence of the illicit and anticompetitive conduct of Vodafone, as previously determined by the Italian Antitrust Authority (namely, Autorità Garante della Concorrenza e del Mercato or AGCM) in their decisions issued on December 13, 2017; Vodafone has appealed that sanctioning resolution before the Italian Regional Administrative Court.

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone have filed their final pleadings on October 1, 2019 and October 21, 2019.

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority (the “ICA”) is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing took place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 9803/2021). On December 10, 2021, the ICA filed its appeal to the second instance Court (Council of State) against the Administrative Court first instance decision no. 9803/2021 asking to overrule it. Both Vodafone and Kaleyra submitted their appearances in the judicial proceeding, but no hearing has been scheduled yet by the Council of State. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

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

28. SUBSEQUENT EVENTS

On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A.. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities have been incorporated under Kaleyra S.p.A. effective January 13, 2022.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, Kaleyra completed the Business Combination on November 25, 2019. Prior to the Business Combination, Kaleyra was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls were no longer applicable or comprehensive enough since Kaleyra’s operations before the Business Combination were insignificant compared to those of the consolidated entity after the Business Combination. Kaleyra’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The design of Kaleyra’s internal control over financial reporting after the Business Combination required significant time and resources from management and other personnel during fiscal year 2020 and ultimately resulted in the effective implementation of Kaleyra’s framework for implementation and evaluation of internal control over financial reporting enabling management to perform and conclude upon the assessment of Kaleyra’s internal control over financial reporting as of December 31, 2020.

Following the fiscal year 2020 effective evaluation of internal control and further improvements resulting therein, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the board of directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. In accordance with applicable guidance from the SEC for acquisitions, the scope of management’s evaluation of internal control over financial reporting excluded the acquired businesses of mGage and Bandyer because those acquisitions were completed on June 1, 2021 and July 8, 2021, respectively. Total assets and revenues of mGage represented 17.9% and 30.6% of our total assets and total revenues, respectively, as reported in our consolidated financial statements for the year ended December 31, 2021. Total assets and revenues of Bandyer represented 0.6% and 0.4% of our total assets and total revenues, respectively, as reported in our consolidated financial statements for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

As of December 31, 2020, Kaleyra completed the design of its framework for implementation and evaluation of internal control over financial reporting for Kaleyra after the Business Combination in a manner commensurate with the scale of Kaleyra’s operations. During fiscal year 2021, following the implementation of Kaleyra’s new enterprise resource planning (ERP) system, there have been the following main changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Kaleyra’s internal control over financial reporting:

•	Implementation of system-based approval workflows that are likely to enable streamlined review and approval protocols over journal entries;
•	Implementation of system-assisted account reconciliation controls designed to improve the timeliness, completeness and accuracy of closing the book activities; and
•	Implementation of new controls designed to ensure the completeness and accuracy of purchase price accounting in the context of business combinations.

On June 1, 2021, the Merger was consummated between Kaleyra and mGage. As a result of the Merger, the internal control over financial reporting of Kaleyra prior to the Merger will become the internal control over financial reporting of mGage. During the quarter ended December 31, 2021, Kaleyra started to evaluate the integration of its internal control over financial reporting with the internal control of mGage.

On July 8, 2021, Kaleyra completed the acquisition of Bandyer. Subsequent to December 31, 2021, Kaleyra completed the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A.. As a result of the acquisition and the subsequent merger, the internal control over financial reporting of Kaleyra prior to the acquisition and the subsequent merger became the internal control over financial reporting of the acquired and subsequently merged business of Bandyer.

The above changes in the internal control over financial reporting of Kaleyra are part of the Company’s further improved framework for implementation and evaluation of internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2021 (as well as those as of the date of this Annual Report) are listed below.

Name	Age	Position
Dario Calogero	59	Chief Executive Officer and Director
Mauro Carobene	51	Chief Business Officer
Giacomo Dall'Aglio	50	Chief Financial Officer and Executive Vice President
Geoffrey Grauer	46	Senior Vice President of Operations and Customer Success
Dr. Emilio Hirsch	56	Director
Dr. Avi S. Katz	63	Chairman of the Board of Directors
Matteo Lodrini	55	Director
John Mikulsky	76	Director
Neil Miotto	75	Director
Nicola Junior Vitto	41	Chief Product and Technology Officer

Dario Calogero. Dario Calogero has served as the Chief Executive Officer of Kaleyra S.p.A and a member of Kaleyra S.p.A.’s board of directors since the company was founded in 1999. He became a director and executive officer of Kaleyra upon the closing of the Business Combination.  As a serial entrepreneur, he bootstrapped Kaleyra from its inception, quickly positioning the company in the mobile banking space, and leading Kaleyra as it expanded its product offerings and completed several acquisitions. Prior to founding Kaleyra, Mr. Calogero held executive positions with Oracle, Fiat Chrysler Automobiles and management consulting companies including PricewaterhouseCoopers. Mr. Calogero holds a master’s degree in economics from Bocconi University in Milan. Kaleyra believes that Mr. Calogero is qualified to serve on the Board based on his historic knowledge of Kaleyra and his leadership and managerial experience.

Mauro Carobene. Mr. Carobene joined Kaleyra as its Chief Business Officer in October 2021. He has served as a member of the board of advisors of Avenseus Holdings Pte Ltd. since July 2021 and a member of the board of directors of Signal Partners Oy since November 2020. Mr. Carobene co-founded Squisini in April 2015 and continued there as a co-founder until June 2018. In August 2018, he joined Digital Route AB as Chief Commercial Officer and served in that capacity until April 2019 when he became Chief Revenue Officer of that company. He continued as Chief Revenue Officer of Digital Route AB until joining Kaleyra in October 2021. From April 2011 to February 2018, Mr. Carobene served Comptel Corporation in a multitude of capacities, including Chief Commercial Officer, Senior Vice President EMEA region, Chief Market Operations Officer, and Senior Vice President of West Europe and Northern America, until Comptel Corporation was acquired by Nokia. Prior to his time at Comptel Corporation, he worked at Nokia from 2004 through April 2011 in a variety of roles, including OSS solutions manager, sales manager, Head of Sales for Vodafone Business Team, OSS/BSS sales director, Head of OSS Integration practice, and Head of OSS Solution Management and Integration. Mr. Carobene holds a master’s degree in Electrical and Electronics Engineering from Politecnico di Milano.

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

Geoffrey Grauer. Mr. Grauer joined Kaleyra as the Senior Vice President of Operations and Customer Success in June 2021. Before joining Kaleyra, Mr. Grauer was the Vice President of Security and Technical Operations of mGage (which was acquired by Kaleyra in June 2021) from January 2015 to June 2021. From February 2014 through January 2015, he served as the Chief Product Officer and Chief Technology Officer of Crossboard Mobile. In April 2008, he co-founded Pontiflex and served as its Chief Information Officer and Chief Operating Officer until December 2012 when he became the Chief Executive Officer. He continued as Chief

Executive Officer of Pontiflex until it was acquired in April 2014. Prior to co-founding Pontiflex, Mr. Grauer was a senior engineer and manager at Amazon, from November 2004 to April 2008, a Senior Security Consultant at Aozora Bank in Tokyo, from April 2006 to July 2006, and the Lead Unix Engineer at HSBC Bank from September 2001 to September 2004. Mr. Grauer has a Computer Science degree from Florida State University.

Dr. Emilio Hirsch. Dr. Emilio Hirsch joined the Board as an independent director on February 10, 2020. Dr. Hirsch has been since 2005 a Full Professor of Experimental Biology at the Medical School of the University of Torino, Italy. Dr. Hirsch is an affiliate and director of Esse Effe, which is Kaleyra’s largest stockholder. Dr. Hirsch oversees Esse Effe’s holdings, particularly its real estate holdings. Dr. Hirsch is also an entrepreneur and the author of over two hundred and fifty publications. He graduated from the University of Torino in 1988, and also received his Ph.D. from the University of Torino in 1994. He founded Kitherbiotech in 2011 and has served as a member of its board of directors since 2019. Kaleyra believes that Dr. Hirsch is qualified to serve on the Board based upon his entrepreneurial background, oversight of Esse Effe and his long historic knowledge of Kaleyra, which includes his attendance at the board meetings of Kaleyra S.p.A., Kaleyra’s wholly owned operating subsidiary, for the last seven years.

Dr. Avi S. Katz. Dr. Avi S. Katz served as our Founder, Executive Chairman of the Board, Chief Executive Officer, President and Secretary since October 2017 and upon the closing of the Business Combination, Dr. Katz transitioned to be the Chairman of our Board. Dr. Katz has spent nearly 33 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In addition to the Company, Dr. Katz has held leadership positions, including founder, executive chairman, director and secretary in several SPAC companies, including GigCapital2, Inc. (“GIG2”), where he was also the Chief Executive Officer from inception until August 2019 and which completed its initial public offering in June 2019 and later a business combination in June 2021 with UpHealth Holdings, Inc. and Cloudbreak Health, LLC to form UpHealth, Inc. (NYSE: UPH), where he remais as the Co-Chairman of the Board of Directors; GigCapital3, Inc. (“GIG3”), where he was also the Chief Executive Officer from inception until May 2021 and which completed its initial public offering in May 2020 and later a business combination in May 2021 with Lightning Systems, Inc. to form Lightning eMotors, Inc. (NYSE: ZEV), where he continued to serve as Co-Chairman of the Board of Directors until October 2021; GigCapital4, Inc. (“GIG4”), which completed its initial public offering in February 2021 and later a business combination in December 2021 with BigBear.ai Holdings, LLC to form BigBear.ai Holdings, Inc. (NYSE: BBAI), where he continues to serve as a member of the board of directors; GigInternational1, Inc., which completed its initial public offering in May 2021, and GigCapital5, Inc. (“GIG5”), which completed its initial public offering in September 2021. Dr. Katz has also served as the executive chairman of the board of directors of GigCapital6, Inc. (“GIG6”) since January 2021. Dr. Katz is also the co-founder of Cognizer, Inc., a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1, GIG2, GIG3, GIG4, GIG5, GIG6 and GigInternational1, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix/GigPeak. From its inception in 2007 until its sale in April 2017 to Integrated Device Technology, Inc. (“IDT”) (Nasdaq:IDTI) for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer  and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the technology industry and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. The Company believes Dr. Katz is qualified to serve on the Board based on his leadership, industry and managerial experience.

Matteo Lodrini. Matteo Lodrini joined Kaleyra S.p.A.’s board of directors in 2017 and became a director of Kaleyra upon the closing of the Business Combination. Since 2007, Mr. Lodrini has served as the Chief Financial Officer of De Nora Group, a high-growth, global water treatment sector company. He is responsible for all financial operations including leading the company’s acquisition strategy. Mr. Lodrini is a finance executive with significant experience in all phases of cross border corporate transactions, global business development, corporate finance and capital markets, and has an in-depth knowledge of financial operations and controls and internal audit processes. Mr. Lodrini holds a master’s degree in Economics from Brescia University and a master in Corporate Finance from SDA Bocconi in Milan. The Company believes that Mr. Lodrini is qualified to serve on the Board based on his financial and managerial experience.

John J. Mikulsky joined the Board as an independent director in December of 2017. He joined the board of directors of GIG2 and the board of directors of Cognizer, Inc. in March 2019, serving on the board of GIG2 until June 2021 and Cognizer until August 2020. Mr. Mikulsky also served on the board of directors of GIG3 from February 2020 until May 2021. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the board of directors of GigPeak from June 2011 until its sale to IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology. Kaleyra believes that Mr. Mikulsky is qualified to serve on the Board based upon his industry and managerial experience, and his experience serving on public company boards.

Neil Miotto. Neil Miotto joined the Board in October 2017. Mr. Miotto also serves as a director of GIG2 (now UpHealth, Inc.) since March 2019, and was a member of the board of directors of GIG3 (and subsequent to its business combination, Lightning eMotors, Inc.) from February 2020 until October 2021, the board of directors of Cognizer, Inc. from March 2019 until August 2020, the board of directors of GIG4 until December 2021 and the board of directors of GIG5 until December 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG LLP, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be an “audit committee financial expert” under SEC rules. Mr. Miotto also served as an SEC reviewing partner while at KPMG LLP. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Kaleyra believes that Mr. Miotto is qualified to serve on the Board based on his financial and managerial experience, and his experience serving on public company boards.

Nicola Junior Vitto. Mr. Vitto joined Kaleyra as its Chief Product and Technology Officer in January 2020. Before joining the Company, he filled several positions at ShopFully International Group (shopfully.com). He was a Business Line Director from February 2019 to January 2020 while serving as the Chief Technology Officer from March 2017 to January 2020, and was the Head of Product from July 2016 to April 2018. From October 2010 through September 2018, Mr. Vitto served as a co-founder and Chief Technology Officer at Blomming. He also was the Vice President of Marketing at Ubiquity (the former name of Kaleyra S.p.A.) from December 2014 to July 2016. Mr. Vitto previously worked as an employee and consultant in Tech & Product Management roles for companies such as Yoox Net-A-Porter group (ynap.com) and Venere.com (a subsidiary of Expedia). Mr. Vitto is an official Italian AIS Sommelier, and co-founded an inn (Antica Locanda La Canonica) in the Italian mountains from April 2008 to December 2011. Mr. Vitto holds a Bachelor of Science in Computer Science Engineering from the Alma Mater Studiorum - Università di Bologna (Italy).

Number, Terms of Office and Election of Executive Officers and Directors

Although our Board is authorized to have seven directors, it is currently comprised of six directors, all of whom have been voted upon by our stockholders. Our two Class I directors were re-elected at the annual meeting held in 2020 and our two Class II directors were re-elected at the annual meeting held in 2021. There is a vacancy for a seventh director that our Board may in the future act with regard to filling when a suitable candidate is identified.

Our Board believes it is in the best interests of Kaleyra for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Each Class I director, consisting of Messrs. Hirsch and Mikulsky, have a term of office that will expire at Kaleyra’s annual meeting of stockholders in 2023, each Class II director, consisting of Messrs. Miotto and Lodrini, have a term of office that will expire at Kaleyra’s annual meeting of stockholders in 2024 and each Class III director, consisting of Dr. Katz and Mr. Calogero, have a term of office that will expire at Kaleyra’s annual meeting of stockholders later in 2022, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

Our executive officers are elected by our Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board.

Committees of the Board of Directors

Our Board has three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of three standing comittees are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2021.

Audit Committee

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

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

▪

assisting the Board in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company, (2) the preparation and integrity of the consolidated financial statements of the Company, (3) the compliance by the Company with consolidated financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, (5) the qualifications and independence of the Company’s independent registered public accounting firm, and (6) the Company’s internal audit function;

▪

reviewing with each of the internal auditors and the independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discuss with the independent registered public accounting firm any significant matters regarding internal control over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing (1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s consolidated financial statements, (2) all alternative treatments of financial information within accounting principles generally accepted in the United States (“GAAP”) that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪	reviewing and approving the internal audit charter and the internal audit plan and engagements work program;
▪

advise the Board regarding the chief internal audit executive and provide input to Company management regarding the performance of, and approve the compensation for, the chief internal audit executive;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly consolidated financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

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
▪

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the chief internal audit executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

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

Nominating and Corporate Governance Committee

Dr. Katz, Dr. Hirsch, and Messrs. Lodrini and Mikulsky serve as members of our Nominating and Corporate Governance Committee. Mr. Mikulsky serves as chairman of the Nominating and Corporate Governance Committee. We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may be accessed on our company website at https://investors.kaleyra.com/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Our Board has adopted a written charter for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each charter is available on our website at https://investors.kaleyra.com/corporate-governance/governance-documents.

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

Section 16(a) Beneficial Ownership Reporting Compliance - Delinquent Section 16(a) Reports

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2021, there was one delinquent filer. The distributions made by each of GigAcquisitions, LLC and GigFounders, LLC on December 1, 2020, for which Neil Miotto was deemed a beneficial owner, were not made by Mr. Miotto until July 2, 2021.  They were timely made by Dr. Avi Katz, who was deemed the other beneficial owner of GigAcquisitions, LLC and GigFounders, LLC.

Item 11. Executive Compensation.

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

Decisions regarding executive compensation reflect a belief that the executive compensation program must be competitive in order to attract and retain highly competent executive officers as well as include a significant element of “pay for performance”. The Compensation Committee seeks to implement these compensation policies and philosophies by linking a significant portion of Kaleyra’s executive officers’ cash compensation to the achievement of annual performance objectives and by providing a portion of their compensation as both annual and long-term incentive compensation in the form of equity awards. Further, the Compensation Committee seeks to tie our executive compensation levels to the compensation practices of our peer companies and the shareholder returns achieved by those peer companies by setting our relative executive compensation percentile levels comparable to the relative shareholder return percentile level achieved by Kaleyra as compared to its peer companies.

Compensation for Kaleyra’s executive officers has three primary components: base salary, an annual cash incentive bonus and long-term equity-based incentive compensation.

Employment Agreements

On March 13, 2020, Kaleyra has entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero. That employment agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its compensation committee, and a relocation allowance covering the period of time that Mr. Calogero is based in New York of $400,000 per year, as well as that he shall be eligible to receive an annual bonus of 100% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year and long-term equity-based awards. The employment agreement with Mr. Calogero is discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.” However, the base salary for Mr. Calogero as stated in the employment agreement is established based on the scope of his responsibilities, taking into account market compensation paid by comparable companies for equivalent positions.

Prior to June 2021, Kaleyra’s EVP and Chief Financial Officer, Mr. Giacomo Dall’Aglio did not have an employment agreement with Kaleyra. Instead, in December 2019, the Board determined that Mr. Dall’Aglio will receive a base salary at an annual rate of €250,000, subject to increase from time to time as determined by the Board or its Compensation Committee, a monthly relocation allowance covering the period of time that Mr. Dall’Aglio is based in New York at the annual rate of €175,000 (which ended on June 30, 2021), and that he is eligible to receive a bonus of 50% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year as well as long-term equity-based awards. On June 2, 2021, Kaleyra entered into a formal written employment agreement with Mr. Dall’Aglio. Under the employment agreement, Mr. Dall’Aglio will receive a base salary at an annual rate of $300,000, subject to increase from time to time as determined by the Board or its Compensation Committee and he remains eligible to receive a bonus of 50% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year as well as long-term equity-based awards.

On October 1, 2021, Mr. Mauro Carobene and Kaleyra S.p.A. entered into an employment agreement, in connection with his appointment as Chief Business Officer.  Under the employment agreement, Mr. Carobene is to be paid an annual base salary of €240,000, subject to adjustment, and will be eligible to receive variable compensation in the form of a discretionary annual performance and target bonus, with an incentive target amount of 50% of his then-applicable annual base salary, which is subject to the achievement of certain individual performance targets and company results, which will be payable in cash, shares or other form as determined by Kaleyra S.p.A.  The employment agreement can be terminated by either party at any time during the six-month probationary period and thereafter in accordance with the notice periods applicable by law. Any severance payment is payable in accordance with Article 8(8) of Legislative Decree no. 252 of December 5, 2005.

On January 14, 2020, Kaleyra S.p.A and Mr. Nicola Vitto entered into an employment agreement in connection with his appointment as Chief Product & Technology Officer, effective as of January 16, 2020. The employment agreement provides that Mr. Vitto is to be paid an annual base salary of €180,000, subject to adjustment, payable in 14 instalments and will be eligible to receive a discretionary annual performance and target bonus, with an incentive target amount of 50% of his then-applicable annual gross salary, to be based on the achievement of certain individual targets, as agreed with his manager, and certain company targets. In connection with the entry into his employment agreement, Mr. Vitto also received a signing bonus in the amount of €60,000, payable in two instalments at the end of the first and third month of employment.  The employment agreement can be terminated in accordance with the notice periods applicable by law. Any severance payment is payable in accordance with Article 8(8) of Legislative Decree no. 252 of December 5, 2005.

On June 10, 2020, mGgage, LLC (“mGage”), which was not at the time an affiliate of Kaleyra, and Mr. Geoff Grauer entered into an employment agreement in connection with his appointment as Vice President, Operations & Security. With the acquisition of mGage by Kaleyra, this employment agreement has remained in place, except Mr. Grauer’s title has changed, as has who he reports to within the Company. The employment agreement terms provide that Mr. Grauer is to be paid an annual base salary of $250,000 and be eligible to receive an annual target bonus, with an incentive target amount of 20% of his then-applicable annual base salary, to be based on the achievement of operating targets, payable at the direction of the then Chief Executive Officer and Chairman of mGage upon his determination in his sole discretion. The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Mr. Grauer or mGage at any time. If Mr. Grauer’s employment is terminated by mGage without cause, Mr. Grauer will be entitled to receive the following severance benefits: (A) a lump sum cash payment equal to the aggregate amount of six-months of his then-current base salary, (B) a lump sum payment equal to the company-paid COBRA premium rate for continued coverage for him and his dependents, and (C) the prorated amount of his target bonus, if any. Payment of any severance is subject to Mr. Grauer’s signing a release of claims.

Furthermore, the base salaries of Kaleyra’s executive officers, including its named executive officers (the “NEOs”), will be reviewed annually by the Compensation Committee to the extent recommended upon advice and counsel of its advisors, and any increases are expected to be similar in scope to Kaleyra’s overall corporate salary increase, if any. For comparison purposes, Kaleyra has utilized compensation survey data from Compensia and the peer company proxy filings. Kaleyra’s philosophy is to target the NEOs base salaries to be in the range between the 25th percentile up to the 75th percentile of salaries for executives in equivalent positions at comparable companies. Kaleyra believes targeting the NEOs salaries to be in the range between the 25th percentile up to the 75th percentile of salaries relative to comparable companies reflects Kaleyra’s best efforts to ensure it is neither overpaying nor underpaying its NEOs.

Annual Bonuses

Kaleyra uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives and key results achievable within the applicable fiscal year. Near the beginning of each year, the Compensation Committee selects the performance targets, or Objectives and Key Results (“OKR”) or other bonus performance objectives of Kaleyra, target amounts, target award opportunities and other term and conditions of annual cash bonuses for the NEOs. Following the end of each year, the Compensation Committee will determine the extent to which the OKR or other performance objectives were achieved and the amount of the award that is payable to the NEOs. In addition, on occasion, and at the sole discretion of the Board or the Compensation Committee, Kaleyra may grant special achievement bonuses to the NEOs in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business.

On August 9, 2021, Kaleyra granted a special achievement bonus to Dr. Katz, Mr. Calogero and Mr. Dall’Aglio to reward these individuals for their extraordinary efforts during Kaleyra’s acquisitions of both the mGage business of Vivial, Inc. and Bandyer Srl. These bonuses to each of these individuals were paid with a combination of cash and restricted stock units (“RSUs”). The Board decided to pay Messrs. Calogero and Dall’Aglio with this combination of cash and RSUs. Dr. Katz elected to have a portion of his bonus not be paid in cash and instead be issued as an RSU in the same manner as Messrs. Calogero and Dall’Aglio, including that such RSUs be subject to vesting, and the Board approved the payments as elected by Dr. Katz.

Equity-Based Awards

Kaleyra uses equity-based awards to reward long-term performance of the NEOs. Kaleyra believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its NEOs with the interests of its stockholders and serves to motivate and retain the individual named executive officers. Any awards would be made in accordance with the executive compensation program discussed above. Kaleyra is currently using RSUs to encourage long term performance.

Other Compensation

Kaleyra maintains various employee benefit plans, including medical, dental, life insurance and defined benefit plans, granted to Italian and Indian employees, and 401(k) plans covering substantially all U.S. domestic employees, in which the NEOs will participate. It also provides certain perquisites to its named executive officers, subject to the compensation committee’s ongoing review.

Deductibility of Executive Compensation

Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to the chief executive officer, the chief financial officer, the three other most highly paid executive officers of a publicly traded corporation, and anyone previously subject to Section 162(m) as a covered employee for any taxable year beginning after December 31, 2016. It is the policy of Kaleyra to consider the tax impact of its compensation arrangements as one factor, among others, in evaluating and determining the structure, implementation, and amount of awards paid to its executive officers. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the company and its stockholders, and maintaining tax deductibility will not be the sole consideration taken into account in determining what compensation arrangements are in our and our stockholders’ best interests. The right to grant compensation that is not deductible is expressly reserved, and Kaleyra may do so.

Director Compensation

Kaleyra’s Compensation Committee determines the annual compensation to be paid to the members of its Board. Following are the tabular disclosures of Kaleyra’s executive officer and director compensation:

Summary Compensation Table

The table below sets forth the annual compensation levels of the NEOs, who as a smaller reporting company consist of the principal executive officer who serves as Chief Executive Officer of Kaleyra, and the next two most highly compensated executive officers.  The compensation totals and individual amounts reflect the compensation of such officers by Kaleyra as of December 31, 2021 and 2020 (in 2020, the Company only has two executive officers). In fiscal year 2022, such totals and amounts may change based, on among other things, changes to the terms of the employment of such persons. The stockholders of the Company approved, on an advisory basis, the 2021 compensation of the Company’s Chief Executive Officer and Chief Financial Officer at the annual meeting of stockholders in 2020.

Name and Principal Position (1)	Year	Base Salary ($) (1)	Bonus ($) (2)	RSUs Awards ($) (3)	All Other Compensation ($)		Total ($)
Dario Calogero President and Chief Executive Officer	2021	$472,956	$497,472	$3,025,062	$467,350	(4)	$4,462,840
	2020	453,976	—	—	454,699	(4)	908,675
Giacomo Dall'Aglio EVP and Chief Financial Officer	2021	297,799	500,000	2,004,570	165,000	(5)	2,967,369
	2020	293,538	85,494	—	289,465	(5)	668,497
Mauro Carobene (6) Chief Business Officer	2021	66,748	—	1,356,397	22,810	(7)	1,445,955

(1)

For fiscal year 2021 and 2020, all employees are paid in local currency. The salaries paid in euros have been converted to U.S. dollars for purpose of presentation in this table. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.
(2)

For fiscal year 2021 and 2020, all amounts represent annual bonuses that were paid in that fiscal year. The bonuses paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.

(3)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(4)

Other Compensation for Mr. Calogero includes $413,837 (€350,000) for 2021 and $398,970 (€350,000) for 2020 as an annual relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021, paid in equal monthly installments in 2021 and in 2020. Mr. Calogero also received benefits in the amount of $27,806 (€23,517) for 2021 and $31,015 for 2020 for company-paid contributions to the pension plan and benefits in the amount of $2,334 (€1,974) for 2021 for a company provided car net of reimbursement for personal usage percentage. Mr. Calogero also received benefits in the amount of $21,480 for health care insurance and $1,892 (€1,600) for life insurance benefits provided to managers within the Company. The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.

(5)

Other Compensation for 2021 for Mr. Dall’Aglio includes $103,459 (€87,500) as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through June 2021. Mr. Dall’Aglio also received benefits in the amount of $23,648 for health care insurance and $2,366 (€2,001) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $35,527 (€30,047) on behalf of Mr. Dall’Aglio for company-paid contributions to the pension plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and includes $4,369 (€3,695) for a private pension plan (Fondo di Previdenza Mario Negri). The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021. Other Compensation for 2020 for Mr. Dall’Aglio includes $208,362 as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through July 2021. Mr. Dall’Aglio also received benefits in the amount of $29,656 for health care insurance, $5,712 (€5,011) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $45,734 on behalf of Mr. Dall’Aglio for company-paid contributions to the pension plan. These amounts were paid both in euros and in U.S. dollars. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and includes $9,789 (€8,588) for a private pension plan (Fondo di Previdenza Mario Negri). The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.139914 was used for 2020 and is based on the average exchange rate for the year ended December 31, 2020.

(6)	On November 3, 2021, the Board appointed Mauro Carobene as Kaleyra’s Chief Business Officer effective as of November 3, 2021, the base salary reported is that one recognized from that date.
(7)

Other Compensation for 2021 for Mr. Carobene includes benefits in the amount of $1,096 (€927) for health care insurance and $1,270 (€1,074) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $20,444 (€17,290) on behalf of Mr. Carobene to the National Social Welfare Institution Pension Plan. This represents a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Carobene, and includes $2,741 (€2,319) for a private pension plan (Fondo di Previdenza Mario Negri). These amounts were paid in euros and have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021.

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($)
Dario Calogero	448,830	(1)	$4,605,491
Mauro Carobene	113,506	(2)	1,356,397
Giacomo Dall'Aglio	279,446	(3)	2,856,165
(1)

Consists of 255,391 RSUs which vest in nine quarterly installments beginning on February 1, 2022 and ending on February 1, 2024. 93,439 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025. 100,000 RSUs which vest on May 1, 2022 provided that Kaleyra achieves in fiscal year 2021, certain total revenue and adjusted gross margin targets. The Company will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Calogero unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.

(2)

Consists of 113,506 RSUs which vest as follows: 25% of the RSUs will vest on November 1, 2022, and the remaining 75% will vest in twelve quarterly installments thereafter, beginning on February 1, 2023 and ending on November 1, 2025. Kaleyra will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Carobene unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.

(3)

Consists of 127,696 RSUs which vest in nine quarterly installments beginning on February 1, 2022 and ending on February 1, 2024. 48,750 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025. 103,000 RSUs which vest on May 1, 2022 provided that Kaleyra achieves in fiscal year 2021, certain total revenue and adjusted gross margin targets. Kaleyra will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Dall'Aglio unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.

Employment Arrangements with Named Executive Officers

Employment Agreement with Dario Calogero

On March 13, 2020, Kaleyra entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero (the “Calogero Employment Agreement”). The Calogero Employment Agreement is for a three-year period commencing on November 26, 2019. It provides that Mr. Calogero shall serve as the Chief Executive Officer of Kaleyra and its subsidiaries, with services to be provided both in New York, New York and in Milan, Italy. The Calogero Employment Agreement provides that Mr. Calogero will receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its Compensation Committee, as well as that he shall be eligible to receive an annual bonus and long-term equity-based awards. The target bonus opportunity for Mr. Calogero is 100% of his base salary (the “Annual Target Bonus”), and at the discretion of the Board, he may also be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business. Payment of a bonus based upon the Annual Target Bonus shall be done after the Compensation Committee has determined in its sole and absolute discretion whether Mr. Calogero’s performance has achieved the OKR, or other performance objectives established for purposes of bonuses. Beginning in 2021, Mr. Calogero is also eligible to receive grants of long-term awards in the form of cash and/or equity awards under the Kaleyra, Inc. 2019 Equity Incentive Plan. The Calogero Employment Agreement also provides that Mr. Calogero is eligible to participate in the all employee benefit and insurance plans that Kaleyra maintains for similarly situated executives, and that he will receive a relocation allowance covering the period of time that Mr. Calogero is based in New York of $400,000 per year.

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

Employment Agreement with Giacomo Dall’Aglio

Prior to June 2021, as approved by the Board in December 2019, Kaleyra’s EVP and Chief Financial Officer, Mr. Dall’Aglio received a base salary at an annual rate of €250,000, subject to increase from time to time as determined by the Board or its Compensation Committee, a monthly relocation allowance covering the period of time that Mr. Dall’Aglio is based in New York at the annual rate of €175,000 (which ended on June 30, 2021), and eligibility to receive a bonus of 50% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year as well as long-term equity-based awards.

Kaleyra also on March 13, 2020, entered into an amendment of awards with Mr. Dall’Aglio (the “Dall’Aglio Amendment of Awards”). The Dall’Aglio Amendment of Awards provided that if Mr. Dall’Aglio’s employment is terminated for “cause” by Kaleyra or because he resigns without “good reason” (as such terms are defined in the Dall’Aglio Amendment of Awards) within the twelve months following a Covered Transaction (as such term is defined in the Kaleyra, Inc. 2019 Equity Incentive Plan), then one hundred percent of the remaining unvested long-term awards issued to Mr. Dall’Aglio in accordance with the terms of the Kaleyra, Inc. 2019 Equity Incentive Plan, shall become vested and immediately exercisable if the award requires exercise, and one hundred percent of the remaining undelivered shares shall be delivered for such awards that are restricted stock units.

On June 2, 2021, Kaleyra entered into an employment agreement with Mr. Dall’Aglio (the “Dall’Aglio Employment Agreement”). The Dall’Aglio Employment Agreement, which is effective as of June 1, 2021, is for a three-year period which extends automatically for successive three-year periods unless either Kaleyra or Mr. Dall’Aglio give prior notice that they elect not to extend the employment relationship. The Dall’Aglio Employment Agreement cancels and supersedes all prior agreements pertaining to the employment and compensation of Mr. Dall’Aglio, including the Dall’Aglio Amendment of Awards, but not any RSUs granted to Mr. Dall’Aglio or his indemnification agreement with the Company. The Dall’Aglio Employment Agreement provides that Mr. Dall’Aglio shall serve as EVP and Chief Financial Officer of Kaleyra and its subsidiaries, with services to be performed at Kaleyra’s headquarters in New York or such other location as might be mutually agreed. Under the Dall’Aglio Employment Agreement Mr. Dall’Aglio will receive a base salary at an annual rate of $300,000, subject to increase from time to time as determined by the Board or its Compensation Committee. In addition, Mr. Dall’Aglio will be eligible to receive an annual bonus and long-term equity-based awards. The target bonus opportunity for Mr. Dall’Aglio is 50% of his base salary (the “Dall’Aglio Annual Target Bonus”), and at the discretion of the Board, he may also be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business. Payment of a bonus based upon the Dall’Aglio Annual Target Bonus shall be done after the Compensation Committee has determined in its sole and absolute discretion whether Mr. Dall’Aglio’s performance has achieved the OKR, or other performance objectives established for purposes of bonuses. Beginning in 2021, Mr. Dall’Aglio is also eligible to receive grants of long-term awards in the form of cash and/or equity awards under the Kaleyra, Inc.

2019 Equity Incentive Plan. The Dall’Aglio Employment Agreement also provides that Mr. Dall’Aglio is eligible to participate in the all employee benefit and insurance plans that Kaleyra maintains for similarly situated executives.

Additionally, either Kaleyra or Mr. Dall’Aglio may terminate the Dall’Aglio Employment Agreement at any time. Kaleyra’s right to terminate Mr. Dall’Aglio’s employment is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Dall’Aglio, depending upon the circumstances under which the employment relationship is terminated. Kaleyra is generally not obligated under the Dall’Aglio Employment Agreement to provide any severance payments if Mr. Dall’Aglio is terminated for cause or if Mr. Dall’Aglio resigns without good reason. If Mr. Dall’Aglio’s employment is terminated by Kaleyra without cause, or Mr. Dall’Aglio resigns for good reason, in each case other than in connection with a change in control (as defined in the Dall’Aglio Employment Agreement), Mr. Dall’Aglio will be entitled to receive (A) a lump sum cash payment equal to the sum of (i) his then-current base salary and (ii) the amount equal to 100% of his annual target bonus, (B) Mr. Dall’Aglio’s then applicable target annual bonus for the year in which the termination occurred, (C) accelerated vesting of any service-based vesting conditions applicable on any outstanding long-term awards, (D) any other benefits Mr. Dall’Aglio is entitled to in accordance with any terms of any plan, arrangement or programs maintained by Kaleyra, and (E) continued coverage under Kaleyra’s medical, dental, life and disability insurance for the shorter of (i) the one-year period following termination or (ii) the date on which Mr. Dall’Aglio obtains comparable coverage under a subsequent employer plan. If Mr. Dall’Aglio’s employment is terminated by Kaleyra without cause, or Mr. Dall’Aglio resigns for good reason, in each case within a one-year period following a change in control, then Mr. Dall’Aglio will be entitled to receive the same severance amounts as described above. The receipt of any severance is subject to Mr. Dall’Aglio’s signing a release of claims in favor of Kaleyra.

The Dall’Aglio Employment Agreement also contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the termination of employment.

Employment Agreement with Mauro Carobene

On October 1, 2021, Mr. Carobene and Kaleyra S.p.A., the Company’s Italian subsidiary (“Kaleyra S.p.A.”), entered into an employment agreement, in connection with his appointment as Chief Business Officer. Under the employment agreement, Mr. Carobene will be paid an annual base salary of €240,000, subject to adjustment, and will be eligible to receive variable compensation in the form of a discretionary annual performance and target bonus, with an incentive target amount of 50% of his then-applicable annual base salary, which is subject to the achievement of certain individual performance targets and company results, which will be payable in cash, shares or other form as determined by Kaleyra S.p.A. The employment agreement can be terminated by either party at any time during the six-month probationary period and thereafter in accordance with the notice periods applicable by law. Any severance payment is payable in accordance with Article 8(8) of Legislative Decree no. 252 of December 5, 2005.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2021.

Name	Fees earned or paid in cash (1)	Stock Awards ($)	RSU Awards ($) (2)	Total
Dr. Avi S. Katz, Chairman of the Board	$160,000	$—	$2,159,224	$2,319,224
Neil Miotto, Independent Director and Chairman of the Audit Committee	110,000	—	690,324	800,324
John Mikulsky, Independent Director and Chairman of the Compensation and Nominating and Corporate Governance Committees	105,000	—	690,324	795,324
Dr. Emilio Hirsch, Independent Director	65,000	—	690,324	755,324
Matteo Lodrini, Independent Director	75,000	—	690,324	765,324
(1)	All fees earned were paid out in fiscal year 2021.

(2)

The RSU awards amounts are based on the number of shares granted times the grant date fair value per share of $16.23 (February 10, 2021), $9.82 (August 4, 2021) and $9.50 (December 21, 2021). The RSU awards made to each of the directors on December 21, 2021 were at the election of each of the directors in lieu of cash retainers as provided for by the Company’s 2019 Equity Incentive Plan.

As of December 31, 2021, each current director, other than directors who are also our named executive officers, held the following outstanding restricted stock unit awards:

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)		($) (5)
Dr. Avi S. Katz	297,859	(1)	$3,030,128
Neil Miotto	109,636	(2)	1,125,776
John Mikulsky	109,636	(2)	1,125,776
Matteo Lodrini	84,098	(3)	915,087
Dr. Emilio Hirsch	45,788	(4)	599,030
(1)

Consists of 127,696 RSUs which vest in nine quarterly installments beginning on February 1, 2022 and ending on February 1, 2024. 48,750 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025, 100,000 RSUs which vest on May 1, 2022 provided that Kaleyra achieves in fiscal year 2021, certain total revenue and adjusted gross margin targets and 21,413 RSUs which vest in four quarterly installments, beginning on February 1, 2022 and subsequently on May 1, 2022, August 1, 2022, and November 1, 2022.

(2)

Consists of 63,848 RSUs which vest in nine quarterly installments beginning on February 1, 2022 and ending on February 1, 2024. 24,375 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025 and 21,413 RSUs which vest in four quarterly installments, beginning on February 1, 2022 and subsequently on May 1, 2022, August 1, 2022, and November 1, 2022.

(3)

Consists of 38,310 RSUs which vest in nine quarterly installments beginning on February 1, 2022 and ending on February 1, 2024. 24,375 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025 and 21,413 RSUs which vest in four quarterly installments, beginning on February 1, 2022 and subsequently on May 1, 2022, August 1, 2022, and November 1, 2022.

(4)

Consists of 24,375 RSUs which vest in thirteen quarterly installments beginning on February 1, 2022 and ending on February 1, 2025 and 21,413 RSUs which vest in four quarterly installments, beginning on February 1, 2022 and subsequently on May 1, 2022, August 1, 2022, and November 1, 2022.

(5)	Amounts are based on number of shares not vested times the grant date fair value per share of $8.25, $16.23, $9.82 and $9.50.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2022 regarding the beneficial ownership of shares of Common Stock of Kaleyra by:

•	each person known to be the beneficial owner of more than 5% of the Common Stock of Kaleyra;
•	each of Kaleyra’s officers and directors; and
•	all executive officers and directors of Kaleyra as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or restricted stock units that will vest within 60 days. As of March 1, 2022, there were 42,361,833 shares of our Common Stock outstanding.

Unless otherwise indicated, Kaleyra believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of Kaleyra beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Class (2)
Esse Effe S.p.A. (3)	5,626,336	13.28%
EFFE PI Società Semplice (3)	5,719,440	13.50%
Maya Investments Limited (4)	5,386,081	12.71%
Dr. Avi S. Katz (5)	1,095,369	2.58%
Neil Miotto (6)	207,881	*
John Mikulsky	62,115	*
Dario Calogero	5,591,611	13.20%
Giacomo Dall'Aglio	216,849	*
Mauro Carobene	8,500	*
Matteo Lodrini	129,413	*
Nicola Junior Vitto	44,080	*
Geoffrey Grauer	4,648	*
Dr. Emilio Hirsch (3)	5,759,803	13.60%
All directors and executive officers (10 individuals) as a group	13,120,269	30.84%
MUST Asset Management Inc. (7)	3,567,733	8.42%
Lynrock Lake LP (8)	3,231,261	7.10%
*	Less than 1%.
(1)

Unless otherwise indicated, the business address of each of Dr. Avi S. Katz, Neil Miotto and John Mikulsky is 1731 Embarcadero Road, Suite 200, Palo Alto, CA 94303. The address for Esse Effe S.p.A. and EFFE PI Società Semplice is 41, Via Valeggio, Torino, Italy, 10129, Maya Investments Limited is Corso De Porta Nuova 16, Milan, Italy, 20121 and the other individuals is c/o Kaleyra, Inc., 17 State Street, New York City, NY 10004.

(2)

Based on 42,361,833 shares of common stock outstanding on March 1, 2022. In accordance with SEC rules, percent of class as of March 1, 2022, is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares subject to securities exercisable by that person or group within 60 days.

(3)

Esse Effe S.p.A is affiliated with EFFE PI Società Semplice (“EFFE PI”), which is affiliated with Dr. Emilio Hirsch who is a director of Kaleyra, and the shares are beneficially owned by EFFE PI and Mr. Hirsch.

(4)	Maya Investments Limited is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra.
(5)	Includes 158,989 shares of common stock underlying warrants that are currently exercisable.
(6)	Includes 17,666 shares of common stock underlying warrants that are currently exercisable.
(7)

Based on the Form 13F filed by MUST Asset Management Inc. as filed with the SEC on February 10, 2022. Eunmi Koo is reported as being a 50% shareholder of MUST Holdings Inc. and the chief executive officer of MUST Holdings Inc. Dooyong Kim is reported as being a 50% shareholder of MUST Holdings Inc. and the chief executive officer of MUST Asset Management Inc., a wholly-owned subsidiary of MUST Holdings Inc. The business address reported is 3F, Samsung SEI Tower, 39, Eonju-ro 30-gil, Gangnam-gu, Seoul, Republic of Korea.

(8)	Based on the Form 13G filed by Lynrock Lake LP with the SEC on February 14, 2022, Lynrock Lake Master Fund LP directly held 3,231,261 shares of common stock, which included 3,211,261 shares of common stock issuable upon conversion of the Company’s 6.125% Convertible Senior Note due 2026. Lynrock Lake LP is the investment manager of Lynrock Lake Master Fund LP, and pursuant to an investment management agreement, Lynrock Lake LP has been delegated full voting and investment power over securities of the Company held by Lynrock Lake Master Fund LP. Cynthia Paul, the Chief Investment Officer of Lynrock Lake LP and Sole Member of Lynrock Lake Partners LLC, the general partner of Lynrock Lake LP, may be deemed to exercise voting and investment power over securities of the Company held by Lynrock Lake Master Fund LP. The address of the foregoing entities is c/o Lynrock Lake LP, 2 International Drive, Suite 130, Rye Brook, NY 10573.The Information set forth in Part II of this Form 10-K under caption “Equity Compensation Plan Information” is incorporated herein by reference.

The Information set forth in Part II of this Form 10-K under caption “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Notes Payable to the Sellers

At the closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of December 31, 2021. Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum.

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

Legal Services

During the years ended December 31, 2021 and 2020, Kaleyra S.p.A. purchased legal services by a partner of Studio Legale Chiomenti who is a family member of a key manager of Kaleyra S.p.A. Costs incurred by Kaleyra S.p.A. for the above legal services were $159,000 and $363,000 in the years ended December 31, 2021 and 2020, respectively.

Employee Relationships

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $245,000 and $237,000 for the years ended December 31, 2021 and 2020, respectively.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero is an employee within the marketing team of Kaleyra S.p.A. Mr. Calogero received salary and benefits in the amount of $55,000 and $35,000 for the years ended December 31, 2021 and 2020, respectively.

Solutions Infini Preference shares

As a part of the Solutions Infini purchase agreement, Kaleyra assumed the obligation to purchase preference shares from certain executive managers of Solutions Infini in 2020 at a variable price determined based upon the target EBITDA of Solutions Infini expected for the year ending March 31, 2020. From an accounting perspective, these preference shares represent compensation for future services for the eligible employees. As of December 31, 2021 and December 31, 2020, the outstanding obligation for preference shares due to executive managers was zero. See Note 14 – Preference Shares Liabilities – for further details.

Director Independence

The NYSE requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of Kaleyra or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Dr. Katz, Dr. Hirsch and Messrs. Miotto, Mikulsky and Lodrini are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Dr. Katz presides at these meetings of our independent directors. Any affiliated transactions will be on terms no less favorable to Kaleyra than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Related Party Policy

Kaleyra’s Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Kaleyra or any of Kaleyra’s subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Kaleyra’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Kaleyra’s Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent Kaleyra enters into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Kaleyra also requires each of Kaleyra’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14. Principal Accounting Fees and Services.

For Kaleyra’s fiscal year ended December 31, 2020, its independent registered public accounting firm was BPM LLP. On September 17, 2021, EY S.p.A. was appointed as Kaleyra’s independent registered public accounting firm for the fiscal year ended December 31, 2021.

Fees for professional services provided by Kaleyra’s independent registered public accounting firm include (in thousands):

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$1,525	$938
Audit-Related Fees (2)	610	68
Tax Fees (3)	25	41
All Other Fees (4)	—	—
Total	$2,160	$1,047
(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of Kaleyra’s year-end consolidated financial statements, reviews of the quarterly condensed consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination or acquisition.

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

1.1

Underwriting Agreement, dated June 24, 2020, by and among Kaleyra, Inc., Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K as filed with the SEC on June 25, 2020)

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

2.4

Stock Purchase Agreement, dated as of July 31, 2018, by and among Buc Mobile, Inc., Ipai Terry Hsiao, and the Sellers. (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

2.5*

Share Purchase and Shareholders Agreement, dated October 15, 2016, as amended, by and among Ubiquity SRL, Solutions Infini Technologies (India) Private Limited and the Sellers. (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

2.6†

Agreement and Plan of Merger, dated as of February 18, 2021, by and among Kaleyra Inc., Volcano Merger Sub, Inc., Vivial Inc. and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of Kaleyra, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

3.2	Amended and Restated Bylaws of Kaleyra, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

4.2	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.1	Amended and Restated Registration Rights Agreement, dated November 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.2

Warrant Agreement between Continental Stock Transfer  & Trust Company and GigCapital, Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed with the SEC on December 12, 2017)

10.3

Forward Share Purchase Agreement, dated September  27, 2019, by and among the Company, Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as  filed with the SEC on September 27, 2019)

10.4

Forward Share Purchase Agreement, dated October  1, 2019, by and between the Company and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 2, 2019)

10.5

Amendment to Forward Share Purchase Agreement, dated October  2, 2019, by and between the Company and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 3, 2019)

10.6

Forward Share Purchase Agreement, dated November  19, 2019, by and between GigCapital, Inc. and Glazer Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 20, 2019)

10.7

Forward Share Purchase Agreement, dated November  19, 2019, by and between GigCapital, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on November 20, 2019)

10.8	Form of Amended Extension Note, dated November 25, 2019 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019)

10.9	Form of Amended Working Capital Note, dated November 25, 2019 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019)

10.10#	Kaleyra, Inc. 2019 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.11#	Kaleyra, Inc. 2019 Form of RSU award agreement. (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.12#	Kaleyra, Inc. 2019 Form of Incentive Stock Option award agreement. (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.13#	Kaleyra, Inc. 2019 Form of Nonstatutory Stock Option award agreement. (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.14

Form of Notes, attached as an exhibit to the Stock Purchase Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 2.1 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed with the SEC on February 26, 2019)

10.15

Form of Cash Consideration Notes, attached as an exhibit to Amendment No.  2 to Stock Purchase Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 2.3 (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed with the SEC on November 25, 2019)

10.16†

Loan Contract, dated as of July 23, 2018, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.17

Loan Contract, dated as of April 10, 2019, by and between Kaleyra and Unione di Banche Italiane S.p.A. (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.18†

Loan Contract, dated as of April 10, 2019, by and between Kaleyra and Banca Monte dei Paschi di Siena (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.19

Loan Contract, dated as of April 30, 2019, by and between Kaleyra and Banco BPM S.p.A. (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.20

Loan Contract, dated as of July 23, 2019, by and between Kaleyra and Banco BPM S.p.A. (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.21

Loan Contract, dated as of July 25, 2019, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.22

Deed of Renegotiation of an Unsecured Loan into a Current Loan, dated as of July 25, 2019, by and between Kaleyra and Intesa Sanpaolo S.p.A. (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.23†

Loan Contract, dated as of August 2, 2019, by and between Kaleyra and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.24

Addendum to Loan Contract, dated as of August 2, 2019, by and between Kaleyra and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.25**†

Premium SMS Agreement, dated as of September 15, 2010, by and between Ubiquity S.r.l. (the predecessor to Kaleyra) and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.26**

Amendment to Premium SMS Agreement, dated as of December 1, 2011, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.27**

Amendment to Premium SMS Agreement, dated as of August 1, 2012, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.28**

Amendment to Premium SMS Agreement, dated as of December 10, 2014, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.29**

Amendment to Premium SMS Agreement, dated as of May 20, 2016, by and between by and between Ubiquity S.r.l. and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.30**

Amendment to Premium SMS Agreement, dated as of May 22, 2018, by and between by and between Kaleyra and Telecom Italia S.p.A. (Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.31†

Loan Contract, dated as of February 15, 2017, by and between Ubiquity S.r.l. and Unione di Banche Italiane S.p.A. (Incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.32†

Loan Contract, dated as of May 29, 2015, by and between Ubiquity S.r.l. and Finlombarda S.p.A. (Incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.33**†

Loan Agreement, dated as of July 27, 2017, by and between Ubiquity S.r.l. and UniCredit S.p.A. (Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K as filed with the SEC on December 2, 2019)

10.34**†

Loan Contract, dated as of September 28, 2016, by and between Ubiquity S.r.l. and Simest S.p.A. (Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K as filed with the SEC on December 5, 2019)

10.35

Amendment No. 2 to Forward Share Purchase Agreement, dated December 13, 2019, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019)

10.36

Amendment No. 2 to Forward Share Purchase Agreement, dated December 13, 2019, by and between Kaleyra, Inc. and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019)

10.37

Amendment No. 1 to Forward Share Purchase Agreement, dated December 13, 2019, by and between Kaleyra, Inc. and Glazer Capital, LLC. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on December 16, 2019)

10.38

Letter of Credit and Reimbursement Agreement, dated January  7, 2020, by and between Kaleyra, Inc. and EagleBank. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on January 10, 2020)

10.39

Amendment No. 3 to Forward Share Purchase agreement, dated January 23, 2020, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on January 23, 2020)

10.40

Amendment No. 3 to Forward Share Purchase Agreement, dated January 23, 2020, by and between Kaleyra, Inc. and Kepos Alpha Fund L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on January 23, 2020)

10.41

Amendment to Forward Share Purchase Agreement, dated February 7, 2020, by and between GigCapital, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on February 12, 2020)

10.42

Promissory Note, dated March 6, 2020, by and between Kaleyra, Inc. and Northland Securities, Inc.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 9, 2020)

10.43

Securities Issuance Agreement, dated March 6, 2020, by and between Kaleyra, Inc. and Northland Securities, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 9, 2020)

10.44

Settlement Agreement and Release entered into as of April 16, 2020, by and between Kaleyra, Inc., Cowen and Company, LLC, and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K as filed with the SEC on April 22, 2020)

10.45

Convertible Promissory Note, dated May 1, 2020, by and between Kaleyra, Inc. and Cowen Investments II LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020)

10.46

Convertible Promissory Note, dated May 1, 2020, by and between Kaleyra, Inc. and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020)

10.47

Registration Rights Agreement, dated May 1, 2020, by and between Kaleyra, Inc., Cowen Investments II, LLC and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on May 4, 2020)

10.48

Amendment No. 2 to Forward Share Purchase Agreement, dated May 9, 2020, by and between Kaleyra, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on May 14, 2020)

10.49

OTC Equity Prepaid Forward Transaction Confirmation, dated October 31, 2019, by and among GigCapital, Nomura Global Financial Products, Inc., and Nomura Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on November 1, 2019)

10.50

Letter Agreement, dated June 4, 2020, by and between Kaleyra, Inc. and Nomura Global Financial Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on June 5, 2020)

10.51*

General Secured Loan Agreement, dated as of July 16, 2020, by and between Kaleyra, Inc. and Intesa Sanpaolo, S.p.A. of Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on July 21, 2020)

10.52

Amendment No. 4 to Forward Share Purchase Agreement, dated July 18, 2020, by and among Kaleyra, Inc., Greenhaven Road Capital Fund 1, LP, and Greenhaven Road Capital Fund 2, LP (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on July 21, 2020)

10.53*

Loan Agreement, dated as of July 29, 2020, by and between Kaleyra, Inc. and Intesa Sanpaolo, S.p.A. of Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on August 3, 2020)

10.54*

Warrant Exchange Agreement, dated September 30, 2020, by and between Kaleyra, Inc. and Riverview Group LLC Italy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 2, 2020)

10.55

Amendment No. 3 to Forward Share Purchase Agreement, dated December 11, 2020, by and between Kaleyra, Inc. and Yakira Capital Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 14, 2020)

10.56

Stockholder Support Agreement, dated as of February 18, 2021, by and among Kaleyra, Inc., and certain of the stockholders of Vivial Inc., as identified therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021)

10.57†

Parent Insider Support Agreement, dated as of February 18, 2021, by and among each of the stockholders of Kaleyra, Inc. identified therein, and Vivial Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on February 23, 2021)

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

10.61

Amendment to Loan Contract, dated as of February 23, 2021, by and between Kaleyra Inc. and Intesa San Paolo S.p.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 1, 2021)

10.62

Amendment to Loan Contract, dated as of February 23, 2021, by and between Kaleyra Inc. and Intesa San Paolo S.p.A. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 1, 2021)

10.63	Approval Letter of UniCredit S.p.A., dated as of March 9, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021)

10.64	Approval Letter of UniCredit S.p.A., dated as of March 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021)

10.65	Approval Letter of UniCredit S.p.A., dated as of March 10, 201 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021)

10.66	Approval Letter of UniCredit S.p.A., dated as of March 10, 2021 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on March 12, 2021)

10.67

Loan Amendment Agreement, dated as of April 15, 2021, by and between Kaleyra S.p.A and Banco BPM S.p.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on April 20, 2021)

10.68

Loan Amendment Agreement, dated as of April 15, 2021, by and between Kaleyra S.p.A and Simest S.p.A. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on April 20, 2021)

10.69

Indenture, dated as of June 1, 2021, by and between the Company and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on June 7, 2021)

10.70

Escrow Agreement, dated as of June 1, 2021, by and among the Company, the Stockholder Representative, and Citibank, N.A., as escrow agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed with the SEC on June 7, 2021)

10.71

Transition Services Agreement, dated as of June 1, 2021, by and between Vivial Media Holdings, Inc. and Volcano Merger Sub, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed with the SEC on June 7, 2021)

10.72

Separation and Distribution Agreement, dated as of June 1, 2021, by and between Vivial Inc. and Vivial Media Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed with the SEC on June 7, 2021)

10.73#

Employment Agreement, dated June 1, 2021, by and between the Company and Giacomo Dall’Aglio (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 8, 2021)

10.74	Form of Warrant Repurchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on August 25, 2021)

10.75#

Employment Agreement, dated October 1, 2021, by and between mGage LLC and Mauro Carobene (Incorporated by reference to Exhibit 10.1 to the Current Report on Fomr 8-K as filed with the SEC on November 9, 2021)

10.76#

Employment Agreement, dated January 14, 2020, by and between mGage LLC and Nicola Junior Vitto (Incorporated by reference to Exhibit 10.2 to the Current Report on Fomr 8-K as filed with the SEC on November 9, 2021)

10.77#

Employment Agreement, dated June 10, 2020, by and between mGage LLC and Geoffrey Grauer (Incorporated by reference to Exhibit 10.3 to the Current Report on Fomr 8-K as filed with the SEC on November 9, 2021)

10.78#

Amended and Restated Kaleyra, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-257741) as filed with the SEC on July 7, 2021)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of EY S.p.A. Independent Registered Public Accounting Firm

23.2+	Consent of BPM LLP Independent Registered Public Accounting Firm

31.1+	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

KALEYRA, INC.

Date: March 8, 2022	By:	/s/ Dario Calogero
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

Name	Title	Date

/s/ Dario Calogero	President, Chief Executive Officer, and Director	March 8, 2022
Dario Calogero	(Principal Executive Officer)

/s/ Giacomo Dall’Aglio	Chief Financial Officer	March 8, 2022
Giacomo Dall’Aglio	(Principal Financial and Accounting Officer)

/s/ Avi S. Katz	Chairman of the Board of Directors	March 8, 2022
Dr. Avi S. Katz

/s/ Neil Miotto	Director	March 8, 2022
Neil Miotto

/s/ John Mikulsky	Director	March 8, 2022
John Mikulsky

/s/ Emilio Hirsch	Director	March 8, 2022
Dr. Emilio Hirsch

/s/ Matteo Lodrini	Director	March 8, 2022
Matteo Lodrini