Form 10-Q
period 2022-03-31
Kaleyra, Inc.
filed 2022-05-09
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38320

KALEYRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17 State Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 508 9185

(Former name or former address, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants, at an exercise price of $11.50 per share of Common Stock	KLR WS	NYSE American LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2022, there were 43,475,608 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$86,222	$90,001
Restricted cash	1,667	1,701
Short-term investments	7,294	6,236
Trade receivables, net	82,038	85,945
Deferred cost	319	341
Prepaid expenses	4,718	5,357
Other current assets	1,662	2,599
Total current assets	183,920	192,180
Property and equipment, net	19,824	18,811
Intangible assets, net	120,575	125,396
Goodwill	110,088	110,465
Deferred tax assets	538	1,230
Other long-term assets	1,464	399
Total Assets	$436,409	$448,481
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$69,209	$70,942
Lines of credit	4,649	5,256
Current portion of bank and other borrowings	10,657	10,508
Deferred revenue	6,778	9,553
Payroll and payroll related accrued liabilities	8,908	6,907
Other current liabilities	8,813	8,274
Total current liabilities	109,014	111,440
Long-term portion of bank and other borrowings	19,988	22,910
Long-term portion of notes payable	190,625	190,147
Long-term portion of employee benefit obligation	2,393	2,338
Deferred tax liabilities	2,756	2,384
Other long-term liabilities	1,253	1,840
Total Liabilities	326,029	331,059
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 45,159,891 shares issued and 42,361,833 shares outstanding as of March 31, 2022 and 44,831,695 shares issued and 42,033,637 shares outstanding as of December 31, 2021	4	4
Additional paid-in capital	258,418	251,659
Treasury stock, at cost; 2,798,058 shares as of March 31, 2022 and December 31, 2021	(30,431)	(30,431)
Accumulated other comprehensive loss	(2,639)	(2,010)
Accumulated deficit	(114,972)	(101,800)
Total stockholders’ equity	110,380	117,422
Total liabilities and stockholders’ equity (deficit)	$436,409	$448,481

__________________

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$80,481	$39,714
Cost of revenue	62,743	33,390
Gross profit	17,738	6,324
Operating expenses:
Research and development	4,890	2,868
Sales and marketing	7,100	2,859
General and administrative	15,380	10,602
Total operating expenses	27,370	16,329
Loss from operations	(9,632)	(10,005)
Other income, net	46	45
Financial expense, net	(3,152)	(719)
Foreign currency income	257	355
Loss before income tax expense	(12,481)	(10,324)
Income tax expense	691	34
Net loss	$(13,172)	$(10,358)
Net loss per common share, basic and diluted	$(0.31)	$(0.34)
Weighted-average shares used in computing net loss per common share, basic and diluted	42,247,518	30,364,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,172)	$(10,358)
Other comprehensive income (loss):
Foreign currency translation adjustments	(634)	1,105
Net change in unrealized gain on marketable securities, net of tax	5	(4)
Total other comprehensive income (loss)	(629)	1,101
Total comprehensive loss	$(13,801)	$(9,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2021	42,033,637	$4	$251,659	2,798,058	$(30,431)	$(2,010)	$(101,800)	$117,422
Stock-based compensation (RSUs)	328,196	—	6,759	—	—	—	—	6,759
Net loss	—	—	—	—	—	—	(13,172)	(13,172)
Other comprehensive loss	—	—	—	—	—	(629)	—	(629)
Balance as of March 31, 2022	42,361,833	$4	$258,418	2,798,058	$(30,431)	$(2,639)	$(114,972)	$110,380

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—		2,295
Forfeiture of 2020 Sponsors' Earnout Shares (1)	(469,343)	—	1,244	—	—	—		1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	558,396	—	5,011	—	—	—	—	5,011
Warrants exercised for common stock	249,706	—	2,872	—	—			2,872
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Net loss	—	—	—	—	—	—	(10,358)	(10,358)
Other comprehensive income	—	—	—	—	—	1,101	—	1,101
Balance as of March 31, 2021	30,930,617	$3	$122,252	2,798,058	$(30,431)	$(1,725)	$(78,161)	$11,938

____________________

(1)

On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC (“Cowen”), Irwin Silverberg and Jeffrey Bernstein (the “Sponsors”) were not entitled to receive the final 50% of the Earnout Shares (“2020 Sponsors’ Earnout Shares”) pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that did not vest were forfeited by all but one Sponsor. That remaining Sponsor settled its portion of the 2020 Sponsors’ Earnout Shares in cash in lieu of forfeiting its shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(13,172)	$(10,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,902	909
Stock-based compensation	6,759	4,560
Provision for doubtful accounts	176	813
Realized gains on marketable securities	5	(2)
Employee benefit obligation	514	69
Change in fair value of warrant liability	(534)	1,263
Reversal of accrued interest on forward share purchase agreement	—	(659)
Non-cash interest expense	490	115
Deferred taxes	820	663
Change in operating assets and liabilities:
Trade receivables	3,010	440
Other current assets	1,504	(164)
Deferred cost	22	—
Other long-term assets	(1,074)	1,499
Accounts payable	(816)	(4,128)
Other current liabilities	2,334	(2,735)
Deferred revenue	(2,708)	(474)
Long-term liabilities	(40)	(18)
Net cash provided by (used in) operating activities	3,192	(8,207)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,165)	—
Sale of short-term investments	—	546
Purchase of property and equipment	(544)	(91)
Capitalized software development costs	(2,332)	(768)
Purchase of intangible assets	—	(2)
Acquisition of Bandyer, net of cash acquired	58	—
Net cash used in investing activities	(3,983)	(315)
Cash Flows from Financing Activities:
Repayments on line of credit, net	(525)	(663)
Repayments on term loans	(2,134)	(1,869)
Repayments on notes	—	(3,750)
Receipts related to forward share purchase agreements	—	17,045
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	—	1,244
Repayments on capital lease	(29)	(37)
Net cash provided by (used in) financing activities	(2,688)	11,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	(911)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,813)	2,537
Cash, cash equivalents and restricted cash, beginning of period (1)	91,702	32,970
Cash, cash equivalents and restricted cash, end of period (1)	$87,889	$35,507
Supplemental disclosures of cash flow information:
Cash paid for interest	$173	$368
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities
Change in value of forward share purchase agreements	$—	$(483)
Stock-based compensation capitalized as software development costs	$—	$170
Receivable for proceeds from the exercise of warrants	$—	$2,872
Conversion of convertible note to common stock	$—	$2,295

Restricted stock units granted to employees for bonuses	$—	$281
Fair value of warrant liability	$—	$344
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$—	$(18)
Consideration payable	$(34)	$—

______________________

(1)

As of March 31, 2022, includes $86.2 million of cash and cash equivalents and $1.7 million of restricted cash; as of December 31, 2021, includes $90.0 million of cash and cash equivalents and $1.7 million of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kaleyra, Inc., formerly GigCapital, Inc., (hereinafter “Kaleyra” or the “Company”), was incorporated in Delaware on October 9, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On February 22, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC (the “Seller Representative”), as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the business combination with Kaleyra (the “Business Combination”), and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.

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

Kaleyra provides mobile communication services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively, the “Platforms”), Kaleyra manages multi-channel integrated communication services on a global scale, consisting of inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

On July 29, 2020, Kaleyra registered a German branch of Kaleyra S.p.A. with the German Chamber Tax Authority of Commerce. Kaleyra established its branch in Germany to expand Kaleyra’s footprint in Central Europe and the Nordic countries and allow it to leverage Kaleyra’s trusted business solutions for customers in additional jurisdictions.

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of fiscal year 2020.

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider in the United States (the transaction contemplated by the Merger Agreement, the “Merger”).

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million in value. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

On July 1, 2021, Kaleyra completed a company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., which subsequently changed its name into Kaleyra US Inc., as a result of the reorganization. As a result of the Merger, Kaleyra US Inc. became the holding company and one hundred percent (100%) owner of mGage Europe Ltd. (UK) and mGage SA de SV (Mexico).

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of uses, including Augmented Reality (“AR”) applications for smart glasses.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the NYSE under the ticker symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the laws of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., the ninety-nine percent (99%) direct owner of Kaleyra US Inc. and one percent (1%) direct owner of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This newly established subsidiary is aimed to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022.

These condensed consolidated financial statements have been prepared in conformity with US GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides, in part, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these condensed consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through March 31, 2022. The condensed consolidated balance sheet as of March 31, 2022 includes total current assets of $183.9 million and total current liabilities of $109.0 million, resulting in net current assets of $74.9 million.

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

Considering the effects of the financings described above and the typical financial cycle of the Company, the Company’s management believes that the Company’s cash and availability of borrowings will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

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

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Buc Mobile, mGage Europe Limited, Campaign Registry and Kaleyra US Inc., which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue recognition; allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of goodwill, long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the continuing impact of the novel strain of the coronavirus (“COVID-19”) and the armed conflict between Russia and Ukraine.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both of the three months ended March 31, 2022 and 2021, there was no customer that individually accounted for more than 10% of the Company’s consolidated total revenue. As of March 31, 2022 and December 31, 2021, one individual customer in both periods accounted for more than 10% of the Company’s consolidated total trade receivables. Trade receivables accounted for by that one customer amounted to $10.2 million as of March 31, 2022 and another customer accounted for $9.6 million in trade receivables as of December 31, 2021.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in “Financial expense, net” on the condensed consolidated statements of operations. The liability is included in the condensed consolidated balance sheet line item “Other long-term liabilities”. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified as additional paid-in capital.

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

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). In November 2019, the FASB issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the "right-to-use" asset and corresponding lease liability. The Company plans to adopt the ASU in its fiscal year ending December 31, 2022, by utilizing the modified retrospective transition approach, which will result in an estimated current period adjustment on January 1, 2022 related to the recognition of a right-of-use asset and corresponding lease liability between $3.0 million and $4.0 million on its condensed consolidated balance sheet.

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU applies to all registrants that are creditors in loan transactions that, individually or in the aggregate, have a material effect on the registrant’s financial condition. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. On November 15, 2019, the FASB delayed the effective date of ASC Topic 326 (ASU 2019-10), as noted below.

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

c) ASU 2016-02, Leases (Topic 842). The effective dates for Leases after applying ASU 2019-10 are as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU has now been delayed for one additional year by the issuance of ASU 2020-05.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Earlier application is permitted. As noted above, the effective date of this ASU was delayed for two years by the issuance of ASU 2019-10. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. As noted above, the effective date of this ASU was delayed for two years by the issuance of ASU 2020-05.

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

Pursuant to the Merger Agreement dated as of February 18, 2021, by and among the Company, Merger Sub, Vivial and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative, Vivial was merged with and into Merger Sub, with Vivial surviving as a wholly-owned subsidiary of the Company. The name of Vivial was changed to mGage Group Holdings, Inc. (“mGage Group Holdings”) as a result of the Merger. Subsequently, on July 1, 2021, mGage Group Holdings changed its name to Kaleyra US Inc.

The Merger consideration consisted of cash consideration and common stock consideration and was subject to post-closing price adjustments as set forth in the Merger Agreement. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting value of the common stock consideration, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

The Merger was financed through (i) the proceeds from the issuance and sale by the Company, of an aggregate of 8,400,000 shares of Kaleyra common stock to PIPE Investors at $12.50 per share, pursuant to the subscription agreements dated February 18, 2021; and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. See Note 10 – Notes Payable – for additional details on the Merger Convertible Notes.

The Merger was accounted for as a business combination and the total fair value of the consideration transferred of $217 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). During the three months ended September 30, 2021, Kaleyra redetermined the estimated fair value of certain identified finite-lived intangible assets, net of deferred tax liabilities and the resulting residual goodwill. The measurement period adjustment was recognized through a decrease of $8.9 million in the current period condensed consolidated balance sheet line item “Intangible assets, net” mostly relating to the acquired developed technology, a net decrease of $1.9 million in the current period condensed consolidated balance sheet line item “Deferred tax liability” and an increase of $5.9 million in the current period condensed consolidated balance sheet line item “Goodwill”. The measurement period adjustment also included a working capital adjustment of $997,000. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

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

The contribution of mGage to the consolidated revenue and consolidated net loss for the three months ended March 31, 2022 was $32.1 million, and net loss of $990,000.

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

During the three months ended March 31, 2022, and pursuant to the Bandyer purchase agreement, the above purchase consideration was decreased by $58,000, which is an amount equal to the sum of the acquisition date net debt and the portion of the acquisition date net working capital that was collected by December 31, 2021 (the “Price Adjustment”). The Price Adjustment favorable to Kaleyra was considered in the calculation of the final goodwill balance as of March 31, 2022.

The Bandyer Acquisition was accounted for as a business combination and the total fair value of the consideration transferred of $15.4 million was allocated to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The acquired entity’s results of operations have been included in the consolidated financial statements of Kaleyra from the date of acquisition.

During the three months ended March 31, 2022, Kaleyra adjusted the deferred tax liabilities arising from the acquired tangible and intangible assets and the resulting residual goodwill. The measurement period adjustment was recognized through an increase of $164,000 in the current period condensed consolidated balance sheet line item “Deferred tax liability” and a corresponding increase in the current period condensed consolidated balance sheet line item “Goodwill”. The measurement period adjustment also included the above Price Adjustment of $58,000.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Property and equipment, net	$116
Developed technology (1)	7,999
Customer relationship (1)	1,798
Goodwill (2)	8,146
Cash and cash equivalents	349
Trade receivables and other current assets	671
Other non current assets	21
Total assets acquired	19,100
Deferred tax liabilities	2,616
Accounts payable and other current liabilities	986
Long term portion of employee benefit obligation	126
Current portion of bank and other borrowings	39
Total liabilities assumed	3,767
Net assets acquired	$15,333
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

Unaudited supplemental pro-forma information

The results of operations for the three months ended March 31, 2022 are included in the condensed consolidated financial statements. The following table presents unaudited supplemental pro-forma information for the three months ended March 31, 2021 as if the Merger had occurred on January 1, 2021. The main adjustments reflected in the unaudited pro-forma financial information for the three months ended March 31, 2021 are as follows:

(i)	the amortization of intangible assets arising from the purchase price allocation amounting to $2.8 million for three months ended March 31, 2021, net of the related tax effect of $1.0 million;
(ii)

the financial expenses incurred in connection with the Merger Convertible Notes amounting to $3.5 million for three months ended March 31, 2021. No pro forma tax benefit has been reflected in connection with the pro forma adjustment to financial income (expense), net as Kaleyra is in a net loss tax position and a valuation allowance would be established for the amount of any deferred tax assets.

Transaction costs incurred in connection with the transaction were not eliminated. The pro-forma financial information is not necessarily indicative of the results of operation that would have occurred had the transaction been affected on the assumed dates.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue	$80,481	$72,340
Net loss	(13,172)	(13,980)
Net loss per common share, basic and diluted	$(0.31)	$(0.35)
Weighted-average shares used in computing net loss per common share, basic and diluted	42,247,518	40,364,943

The contribution of mGage to the consolidated and pro-forma consolidated revenue was $32.1 million and $31.9 million for the three months ended March 31, 2022 and 2021, respectively.

The contribution of mGage to the consolidated and pro-forma consolidated net loss was a loss of $990,000 and an income of $3.6 million for the three months ended March 31, 2022 and 2021, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Hierarchy as of March 31, 2022			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$599	$—	$—	$599
Certificates of deposit (2)	—	6,695	—	6,695
Total Assets	$599	$6,695	$—	$7,294
Liabilities:
Interest Rate Swap (3)	$—	$12	$—	$12
Warrant liability (4)	—	355	—	355
Total Liabilities	$—	$367	$—	$367
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 18 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$602	$—	$—	$602
Certificates of deposit (2)	—	5,634	—	5,634
Total Assets	$602	$5,634	$—	$6,236
Liabilities
Interest Rate Swap (3)	$—	$35	$—	$35
Warrant liability (4)	—	889	—	889
Total Liabilities	$—	$924	$—	$924
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 18 – Warrants – for further details.

The values of short-term investments as of March 31, 2022 and as of December 31, 2021 were as follows (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$594	$5	$—	$599	$572	$30	$—	$602
Certificates of deposit	6,695	—	—	6,695	5,634	—	—	5,634

There were no transfers into or out of Level 2 or Level 3 for the three months ended March 31, 2022 and the year ended December 31, 2021.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of March 31, 2022 and December 31, 2021, was €4.9 million ($5.5 million) and €5.8 million ($6.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended March 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest Rate Swap	Financial income (expense), net	$22	$13

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of March 31,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest Rate Swap	Other long-term liabilities	$12	$35

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

Balance as of December 31, 2021	$110,465
Purchase price adjustment in the period	96
Effect of exchange rate	(473)
Balance as of March 31, 2022	$110,088

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$40,190	$6,959	$33,231	$40,416	$5,393	$35,023
Customer relationships	86,555	10,956	75,599	86,792	8,597	78,195
Trade names	13,038	1,358	11,680	13,060	952	12,108
Patent	130	65	65	131	61	70
Total amortizable intangible assets	$139,913	$19,338	$120,575	$140,399	$15,003	$125,396

Amortization expense was $4.4 million and $403,000 for the three months ended March 31, 2022 and 2021, respectively.

Total estimated future amortization expense as of March 31, 2022 is as follows (in thousands):

As of March 31, 2022
2022 (remaining nine months)	$12,814
2023	16,717
2024	16,615
2025	16,542
2026	16,468
2027 and thereafter	41,419
Total	$120,575

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Receivables from suppliers	$512	$483
Credit for tax other than income tax	481	675
Income tax receivables	230	1,195
Other receivables	439	246
Total other current assets	$1,662	$2,599

Other long-term assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Non-current income tax credit (advances and tax reduced at sources)	$960	$53
Miscellaneous	504	346
Total other long-term assets	$1,464	$399

8. BANK AND OTHER BORROWINGS

As of March 31, 2022 and December 31, 2021, the current portion of bank and other borrowings amounts to $15.3 million and $15.8 million, respectively. As of March 31, 2022, this item was comprised of $10.7 million of the current portion of bank and other borrowings and $4.6 million of credit line facilities. As of December 31, 2021, this item was comprised of $10.5 million of the current portion of bank and other borrowings and $5.3 million of credit line facilities.

Credit line facilities

As of March 31, 2022, the Company had credit line facilities denominated in Euro for a total amount of $6.6 million, of which $4.6 million had been used. As of December 31, 2021, the Company had credit line facilities denominated in Euro for $6.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.5% - 2.2%. The weighted average interest rate on those credit line facilities outstanding as of March 31, 2022 was 1.18%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest Contractual Rate	As of March 31,	As of December 31,
	2022	2021	Maturity	as of March 31, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,956	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	97	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,061	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,546	1,833	August 2023	Euribor 3 months + 3.90%	3.44%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	142	290	April 2022	Euribor 3 months + 2.30%	1.84%	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	2,544	2,872	April 2024	Euribor 3 months + 3.10%	2.64%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	8,781	8,961	June 2026	Euribor 3 months + 2.15%	1.69%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	5,519	5,927	July 2026	Euribor 3 months + 2.20%	1.74%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	19	76	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,110	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	486	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	4,483	5,014	September 2024	Euribor 3 months + 3.00%	2.54%	2.43%
Simest 1	185	189	December 2023	0.50%	0.50%	0.50%
Simest 2	184	188	December 2023	0.50%	0.50%	0.50%
Simest 3	338	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,194	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	30,645	33,418
Less: current portion	10,657	10,508
Total long-term portion	$19,988	$22,910

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

The principal amount of $3.1 million (€2.6 million at the April 15, 2021 exchange rate) applies to the Simest Financing. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55%. The loan has a duration of six (6) years starting from the date of disbursement and is to be repaid in half-yearly installments starting after a two-year pre-amortization period.

On September 15, 2021, the principal amount of $1.3 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing and Co-financing, respectively, was disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A.

As of March 31, 2022, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

Interest expense on bank and other borrowings was $156,000 and $190,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company is obliged to make payments as follows (in thousands):

As of March 31, 2022
2022 (remaining nine months)	$8,124
2023	10,127
2024	6,143
2025	3,747
2026	2,355
2027 and thereafter	149
Total	$30,645

9. DEBT FOR FORWARD SHARE PURCHASE AGREEMENTS

As of March 31, 2022, the Company’s debt for forward share purchase agreements amounted to zero.

Yakira Capital Management (“Yakira”)

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021, Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira was terminated pursuant to its terms, and, as a result, the Company has no further obligations under the Yakira Purchase Agreement. Refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021 for further information.

Nomura Global Financial Products

On February 25, 2021, in accordance with the terms of the agreement (the “Confirmation”) with Nomura Global Financial Products, Inc. (“NGFP”), NGFP fully terminated the forward share purchase agreement (the “Forward Transaction”) and made a payment in the aggregate amount of $17.0 million to the Company. Following the cash settlement of the Forward Transaction mentioned above, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and, as a result, the Company has no further obligations.

10. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of March 31, 2022.

Business Combination Convertible Notes

As of March 31, 2022, the outstanding balance on the Business Combination Convertible Notes held by Esse Effe and Maya amounted to zero.

The Business Combination Convertible Notes are classified as “Notes payable due to related parties” in the accompanying condensed consolidated balance sheets. Any accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Notes payable - Other

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and, collectively, the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company filed the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

On May 1, 2020, in connection with the Settlement Agreement, the Company issued: (i) an aggregate of 440,595 Settlement Shares to Cowen Investments and Chardan, consisting of 374,506 Settlement Shares issued to Cowen Investments, and 66,089 Settlement Shares issued to Chardan, which resulted in a $0.2 million loss on settlement on the issuance date of May 1, 2020; and (ii)

convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note was convertible at the option of Cowen Investments into 303,171 shares of common stock of the Company, if there was no principal reduction, and the unpaid principal of the Chardan Note was convertible at the option of Chardan into 53,501 shares of common stock of the Company, if there was no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 303,171 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of March 31, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $39,000. This note payable is included in “Long-term portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The Merger Convertible Notes are convertible into 11,851,852 shares of Kaleyra common stock at a conversion price of $16.875 per share of Kaleyra common stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Kaleyra common stock as set forth in the Indenture.

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

As of March 31, 2022, the outstanding amount of the Merger Convertible Notes was $190.2 million, net of issuance costs. During the three months ended March 31, 2022, contractual interest expense amounted to $3.0 million and amortization of the debt issuance costs amounted to $478,000. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2021	$(2,046)	$36	$(2,010)
Other comprehensive income (loss)	(634)	5	(629)
As of March 31, 2022	$(2,680)	$41	$(2,639)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss)	1,105	(4)	1,101
As of March 31, 2021	$(1,731)	$6	$(1,725)

12. PREFERENCE SHARES LIABILITIES

Preference shares liabilities amounting to zero as of March 31, 2022 and December 31, 2021, represented the Company’s obligation to purchase in 2020 the preference shares from certain employees of Solutions Infini as a part of the Solutions Infini 2018 Purchase Agreement.

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

Following the full and final settlement agreements signed with the eligible employees on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of March 31, 2022.

13. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Liabilities for tax other than income tax	$1,072	$1,210
VAT payables	49	476
Social security liabilities	380	522
Current tax liabilities	926	945
Accrued financial interest	156	139
Accrued contractual interests on Merger Convertible Notes	4,044	1,024
Capital leases	53	65
Other miscellaneous	2,133	3,893
Total other current liabilities	$8,813	$8,274

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Warrant liability	$355	$889
Interest rate swaps	12	35
Capital leases	113	129
Other miscellaneous	773	787
Total other long-term liabilities	$1,253	$1,840

14. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in the United States, India and Italy. The following table sets forth revenue by geographic area for the three ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$24,635	$5,121
India	21,176	11,718
Italy	16,509	16,087
Europe (excluding Italy)	7,001	1,418
South America	5,964	—
Rest of the world	5,196	5,370
Total	$80,481	$39,714

	Three Months Ended March 31,
	2022	2021
United States	30.6%	12.9%
India	26.3%	29.5%
Italy	20.5%	40.5%
Europe (excluding Italy)	8.7%	3.6%
South America	7.4%	0.0%
Rest of the world	6.5%	13.5%

As of March 31, 2022, the majority of the Company’s long-lived assets are located in United States and Italy. The following table sets forth long-lived assets by geographic area as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31,	As of December 31,
	2022	2021
United States	$10,339	$10,027
Italy	4,634	4,391
India	4,248	3,778
Rest of the world	603	615
Total	$19,824	$18,811

	As of March 31,	As of December 31,
	2022	2021
United States	52.2%	53.3%
Italy	23.4%	23.3%
India	21.4%	20.1%
Rest of the world	3.0%	3.3%

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next seven years. The Company’s Milan office lease contains an option to renew the lease for six years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $420,000 and $192,000 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments under leasing obligations as of March 31, 2022 are as follows (in thousands):

	As of March 31, 2022
	Operating Leases	Capital Leases	Total
2022 (remaining nine months)	$1,111	$44	$1,155
2023	889	58	947
2024	753	58	811
2025	571	20	591
2026	343	—	343
2027 and thereafter	678	—	678
Total minimum lease payments	$4,345	$180	$4,525

Future minimum lease payment under capital leases as of March 31, 2022 consisted of the following (in thousands):

As of March 31, 2022
Capital Leases
Total payments	$180
Less: interest portion	14
Net capital lease obligation	$166
Less: current portion	53
Long term portion	$113

The current and long-term portion of the future minimum lease payments under capital lease are included in the condensed consolidated balance sheet line item “Other current liabilities” and “Other long-term liabilities”, respectively.

Contingencies

As of March 31, 2022, the Company had contingent liabilities of $125,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

16. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the three months ended March 31, 2022:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2021	4,374,021	$10.33
Vested	(328,196)	$10.34
Granted	450,700	$8.61
Cancelled	(70,529)	$10.39
Non-vested as of March 31, 2022	4,425,996	$10.15

RSUs compensation expense for the three months ended March 31, 2022 was $6.8 million, which was recorded as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,020	$971
Sales and marketing	783	522
General and administrative	4,956	3,067
Total	$6,759	$4,560

As of March 31, 2022, there was $22.7 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.26 years.

17. INCOME TAXES

The tax expense and the effective tax rate resulting from operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes	$(12,481)	$(10,324)
Income tax expense	691	34
Effective tax rate	(5.54%)	(0.33%)

The increase in the effective tax rate for the three months ended March 31, 2022, as compared to three months ended March 31, 2021, is driven by domestic permanent differences, primarily related to the Global Intangible Low-Tax Income provision (GILTI) inclusion, and amount and mix of income (loss) from certain tax jurisdictions.

The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to changes in the valuation allowance caused by a reduction in deferred tax liabilities, current tax expense in tax jurisdictions that provide for a valuation allowance, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

The Company currently has valuation allowances recorded against its deductible temporary differences and net operating loss carryforwards in certain jurisdictions where the non-realizability of such deferred tax assets is concluded to be more likely than not. Each quarter, the Company evaluates all available evidence to assess the recoverability of its deferred tax assets in each jurisdiction, including significant events and transactions, both positive and negative, and the reversal of taxable temporary differences and forecasted earnings. As a result of the Company’s analysis, management concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its deferred tax assets in certain jurisdictions. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against its deferred tax assets approximating $37.9 million as of March 31, 2022, and $15.6 million as of March 31, 2021.

Under the acquisition method of accounting for business combinations, if changes are identified to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and offsets to goodwill are recorded. Kaleyra US, Inc.’s acquired deferred tax asset valuation measurement period remains open primarily related to pre-acquisition income tax return filings, that are due in the three-month period ending June 30, 2022.

18. WARRANTS

The Company’s warrants are only exercisable for whole shares at $11.50 per share. Under the terms of the warrant agreement dated December 12, 2017 (the “Warrant Agreement”), the Company agreed to use its best efforts to file a new registration statement following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares are issuable upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the warrant holder. Each warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company could redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

On April 12, 2021, the SEC issued a SEC Staff Statement on “Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in December 2019. Based on ASC 815-40, “Contracts in Entity’s Own Equity”, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the consolidated statements of operations. Following the SEC Staff Statement, management evaluated the fact pattern set forth within the Company’s Warrant Agreement and concluded that the warrants issued in connection with private placements that occurred in December 2017 and January 2018 concurrently with its initial public offering (the “Private Placement Warrants”) should have been recorded as a liability at fair value as the Private Placement Warrants were not considered to be indexed to the entity’s own stock. Because the transfer of Private Placement Warrants to anyone other than the initial purchasers or their permitted transferees would result in the Private Placement Warrants having substantially the same terms as warrants issued in the Company’s initial public offering, management determined that the fair value of each Private Placement Warrant approximated the fair value of its publicly traded warrants.

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

During the three months ended March 31, 2022, the Company recorded $534,000 in “Financial expense, net” on the condensed consolidated statements of operation for the change in fair value of the Private Placement Warrants.

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

As of March 31, 2022, there were 5,440,662 warrants outstanding.

19. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,172)	$(10,358)
Weighted average shares used to compute net loss per common share, basic and diluted	42,247,518	30,364,943
Net loss per common share, basic and diluted	$(0.31)	$(0.34)

The Company generated a net loss for each of the three months ended March 31, 2022 and 2021. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended March 31, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 9,854,005, and 12,704,582 for the three months ended March 31, 2021.

20. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2022 and 2021, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero, who is the Chief Executive Officer and a director of the Company. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. Under the terms of Business Combination Convertible Notes, the previously outstanding principal balance of these notes, plus all accrued and unpaid interest, became due and payable following the private placement equity financing event in support for the consummation of the Merger Agreement for the acquisition of mGage of June 1, 2021. The outstanding principal amount of $3.8 million plus accrued interest of $84,000 was paid in full on June 2, 2021 and the obligation terminated pursuant to its terms. No outstanding amount was due by the Company as of March 31, 2022. See Note 10 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were $12,000 in the three months ended March 31, 2022 ($80,000 in the three months ended March 31, 2021);

iii.

Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $56,000 for the three months ended March 31, 2022 ($60,000 in the three months ended March 31, 2021);

iv.

Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $10,000 for the three months ended March 31, 2022 ($12,000 in the three months ended March 31, 2021); and

v.

As mentioned in Note 12, in the three months ended March 31, 2020, as a result of the modification of the Solutions Infini 2018 Purchase Agreement, a significant portion of the liability for preference shares was replaced with bonus compensation of $3.5 million. During fiscal year 2020, the previously outstanding bonus compensation payable to executive managers was paid in two different installments of $1.4 million on August 31, 2020, and of $883,000 on November 30, 2020. Following the full and final settlement agreements signed on February 3, 2021, the previously outstanding performance bonus obligation of $1.2 million payable to the eligible employees under the Solutions Infini 2018 Purchase Agreement was paid in full by June 30, 2021 and as such the obligation terminated pursuant to its terms and no further obligation remains outstanding as of March 31, 2022. See Note 12 – Preference Shares Liabilities – for further details.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$10	$12
Sales and marketing	56	60
General and administrative	12	80
Financial expense, net	—	44

21. REVENUE

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers using the Company’s Platforms in an amount that reflects the consideration Kaleyra expects to receive in exchange for those products or services. Kaleyra enters into contracts that can include various combinations of products and services, which are generally not capable of being distinct and are therefore accounted for as a series of distinct services under a single performance obligation in accordance with ASC 606-10-25-14 and ASC 606-10-25-15.

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

Nature of Products and Services

Kaleyra's revenue is primarily derived from usage-based fees earned from the sale of communications services offered through access to the Company’s Platforms to large enterprises as well as small and medium-sized customers.

Revenue is recognized upon the sending of a SMS message or by the authentication of a financial transaction of an end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 94% of total revenue for the three months ended March 31, 2022 (98% of total revenue for the three months ended March 31, 2021).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 6% of total revenue for the three months ended March 31, 2022 (2% of total revenue for the three months ended March 31, 2021).

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability.

As of March 31, 2022 and December 31, 2021, the Company recorded $6.8 million and $9.6 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three months ended March 31, 2022, the Company recognized $3.9 million of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2021.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 14 – Geographic Information – for details of revenue by geographic area.

22. SUBSEQUENT EVENTS

There were no significant reportable subsequent events that occurred after the balance sheet date but before financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

1. History

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

On July 29, 2020, Kaleyra registered a German branch of Kaleyra S.p.A. with the German Chamber Tax Authority of Commerce. Kaleyra established its branch in Germany to expand Kaleyra’s footprint in Central Europe and the Nordic countries and allow it to leverage Kaleyra’s trusted business solutions for customers in additional jurisdictions.

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of 2020.

On February 18, 2021, Kaleyra entered into an agreement and plan of merger (the “Merger Agreement”) with Vivial, Inc. (“Vivial”) for the acquisition of the business known as mGage (“mGage”), a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”).

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million in value. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

On July 1, 2021, Kaleyra completed a company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., which subsequently changed its name into Kaleyra US Inc., as a result of the reorganization. As a result of the merger, Kaleyra US Inc. became the holding company and one hundred percent (100%) owner of mGage Europe Ltd. (UK) and mGage SA de SV (Mexico).

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

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., the ninety-nine percent (99%) direct owner of Kaleyra US Inc. and one percent (1%) direct owner of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This newly established subsidiary is aimed to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A.. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities have been incorporated under Kaleyra S.p.A. effective January 13, 2022.

2. Positioning

The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators and OTTs typically are the gateway to reach end-user consumers’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to programme communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-user customers to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

Kaleyra’s vision is to be the CPaaS provider which best aligns with its customers’ and business partners’ communication requirements, and the most trusted provider, in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integration will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

Kaleyra’s customers are primarily enterprises which use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra has been listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2021) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022.

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises that use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-user customers. With each relationship, Kaleyra is the link between the financial institutions and their end-user customers. In linking these two parties, Kaleyra’s Platforms leverage the telecommunications provider to transmit critical message data to these end-user customers.

3. Business

During the three months ended March 31, 2022, Kaleyra processed nearly 14.4 billion billable messages and 1.6 billion voice calls. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra’s has over 590 employees following the closing of the Merger.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three months ended March 31, 2022 and 2021, Kaleyra had no indivual customer which accounted for more than 10% of Kaleyra’s revenues.

For the three months ended March 31, 2022, 64.2% of revenues came from customers which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America markets following the recent acquisition of mGage, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

For the three months ended March 31, 2022 and 2021, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended March 31, 2022, the number of messages delivered to customers increased by 105.9%, compared to the three months ended March 31, 2021, and the number of voice calls connected to customers increased by 33.1%, compared to the three months ended March 31, 2021. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the most recent surge in the Omicron variant strain, which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders.

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

The purchase consideration amounting to $217.0 million consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting value of the common stock consideration, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

Kaleyra US Inc. contributed $32.1 million to the consolidated total revenues in the three months ended March 31, 2022 after it was consolidated and represented 39.9% of the consolidated revenues for the three months ended March 31, 2022.

In 2021, the Company incurred costs related to the acquisition of mGage of $5.5 million that were expensed in General and Administrative expenses in the condensed consolidated statement of operations.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. Notwithstanding the recent improvements in the spread of the pandemic, mostly as a result of the worldwide vaccine campaigns and the numerous measures implemented by various governmental authorities and private enterprises to contain the pandemic, disruptions to the global economies caused by COVID-19 may continue for a prolonged duration and keep triggering an extended period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. Indeed, during the pandemic, Kaleyra experienced fluctuations in its services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders. Nonetheless, in the three months ended March 31, 2022, Kaleyra accounted for increasing revenues and gross margin when compared to the same period of prior year, mainly driven by the newly acquired business of mGage. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the recent surge in the Omicron variant strain. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of the coronavirus and the armed conflict between Russia and Ukraine.

Key Business Metrics

Revenue

Kaleyra’s revenue is generated primarily from usage-based fees earned from the sale of communication services offered through access to the Company’s Platforms to large enterprises as well as small and medium-sized customers. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

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

Operating Expenses

Kaleyra’s operating expenses include research and development expense, sales and marketing expense, general and administrative expense, transactions costs and depreciation and amortization, excluding the depreciation and amortization expense related to the technology platform, which is included in cost of revenues as per above.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$80,481	$39,714	$40,767	NM
Cost of revenue	62,743	33,390	29,353	88%
Gross profit	17,738	6,324	11,414	NM
Operating expenses:
Research and development	4,890	2,868	2,022	71%
Sales and marketing	7,100	2,859	4,241	NM
General and administrative	15,380	10,602	4,778	45%
Total operating expenses	27,370	16,329	11,041	68%
Loss from operations	(9,632)	(10,005)	(373)	(4%)
Other income, net	46	45	1	2%
Financial expense, net	(3,152)	(719)	2,433	NM
Foreign currency income	257	355	(98)	(28%)
Loss before income tax expense	(12,481)	(10,324)	2,157	21%
Income tax expense	691	34	657	NM
Net loss	$(13,172)	$(10,358)	$2,814	27%

NM = Not meaningful

Revenue

In the three months ended March 31, 2022, revenue increased by $40.8 million, or 103%, compared to the three months ended March 31, 2021. This increase was mainly driven by the effects of the business combination with mGage, which contributed $32.1 million, and the organic growth of the Kaleyra legacy businesses, representing 22% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In the three months ended March 31, 2022, cost of revenue increased by $29.4 million, or 88%, compared to the three months ended March 31, 2021. The increase in cost of revenue was primarily attributable to the consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets. In the three months ended March 31, 2022, gross profit increased by 180% compared to the three months ended March 31, 2021, mainly driven by the effects of the business combination with mGage.

Operating Expenses

In the three months ended March 31, 2022, research and development expenses increased by $2.0 million, or 71%, compared to the three months ended March 31, 2021. Research and development expenses included $1.0 million of stock-based compensation in the three months ended March 31, 2022, compared to $971,000 of stock-based compensation in the three months ended March 31, 2021. Excluding such costs and $2.3 million in capitalized software development costs, compared to $768,000 capitalized costs in the three months ended March 31, 2021, research and development expenses would have increased by $3.5 million mainly due to the consolidation of the newly acquired business of mGage, representing 78% of the increase in research and development expenses, and to an increase in headcount compared to the prior period.

In the three months ended March 31, 2022, sales and marketing expenses increased by $4.2 million compared to the three months ended March 31, 2021. Sales and marketing expenses included $783,000 of stock-based compensation, compared to $522,000 in the three months ended March 31, 2021. Excluding such costs, sales and marketing expenses would have increased by $4.0 million. Such increase was primarily driven by the consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets, aggregately representing a 107% of the increase in sales and marketing expenses.

In the three months ended March 31, 2022, general and administrative expenses increased by $4.8 million, or 45%, compared to the three months ended March 31, 2021. General and administrative expenses included (i) $5.0 million of stock-based compensation in the three months ended March 31, 2022, compared to $3.1 million in the three months ended March 31, 2021; and (ii) $81,000 of mGage and Bandyer acquisition transaction costs and $1.8 million of transaction costs and costs pertaining to initial public company compliance in the three months ended March 31, 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $4.6 million, mainly due to the consolidation of the newly acquired business of mGage, representing 74% of the increase in general and administrative expenses, and to an increase in the headcount compared to the same period of last year.

Financial Expense, Net

In the three months ended March 31, 2022, financial expense, net increased by $2.4 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $3.0 million and $478,000, respectively, partially offset by the decrease in the fair value of the private warrant liability of $534,000. The same period last year accounted for $1.3 million in change in fair value of the private warrant liability, partially offset by the non-recurring reversal of interest expense on a forward share purchase agreement of $659,000. Excluding the net change in fair value of the warrant of $534,000 and the interest expense on convertible notes of $3.5 million, financial expense, net would have increased by $71,000.

Foreign Currency Income

In the three months ended March 31, 2022, foreign currency income decreased by $98,000, or 28%, compared to the three months ended March 31, 2021. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense

In the three months ended March 31, 2022, income tax expense increased by $657,000, mainly driven by domestic permanent differences, primarily related to the Global Intangible Low-Tax Income provision (GILTI) inclusion, and amount and mix of income (loss) from multiple tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had $86.2 million of cash and cash equivalents, $1.7 million of restricted cash and $7.3 million of short-term investments with maturity terms between 4 and 12 months held in India. Of the $95.2 million in cash, restricted cash and short-term investments, $45.7 million was held in U.S. banks, $36.2 million was held in Italy, $11.1 million was held in India with the remainder held in other banks. As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments.

The condensed consolidated balance sheets as of March 31, 2022 includes total current assets of $183.9 million and total current liabilities of $109.0 million, resulting in net current assets of $74.9 million.

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

On February 25, 2021, in accordance with the terms of the agreement (“Confirmation”), NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction, the Forward Transaction with NGFP has terminated pursuant to the terms of the Confirmation, and as a result the Company has no further obligations.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of March 31, 2022, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $35.3 million ($38.7 million as of December 31, 2021).

Kaleyra has credit line facilities of $6.6 million as of March 31, 2022, of which $4.6 million has been used. As of December 31, 2021, Kaleyra had credit line facilities of $6.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

As of March 31, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $39,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum. The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of March 31, 2022.

On the fifteen-month anniversary of the Business Combination date, or February 25, 2021, fifty percent (50%) of the previously outstanding amount of the unsecured convertible promissory notes held by Esse Effe and Maya was repaid, with a total of $3.0 million and $750,000 in principal and $176,000 and $44,000 in accrued interest being paid to Esse Effe and Maya, respectively, pursuant to the terms of the unsecured convertible promissory notes.

Under the terms of the unsecured convertible promissory notes, the outstanding principal balance of the notes, plus all accrued and unpaid interest and fees due under these notes, became due and payable, upon the receipt by the Company of cash proceeds of an equity financing in an aggregate gross amount of $105.0 million or 8,400,000 shares of Kaleyra common stock at $12.50 per share issued to the PIPE Investors in the private placement equity financing event immediately prior to the closing of the Merger Agreement of June 1, 2021. The principal amount of $3.8 million plus accrued interest of $84,000 for the unsecured convertible promissory notes held by Esse Effe and Maya was paid in full on June 2, 2021. Following the payment of the previously outstanding amount of convertible notes, the Notes Payable to the Sellers terminated pursuant to their terms and no further amounts were due.

Forward Share Purchase Agreements Obligations

On February 25, 2021, in accordance with the terms of the Confirmation, NGFP fully terminated the Forward Transaction and made a payment in the aggregate amount of $17.0 million to Kaleyra. Following the cash settlement of the Forward Transaction, the Forward Transaction with NGFP was terminated pursuant to the terms of the Confirmation, and as a result the Company has no further obligations.

During the period from January 25, 2021 through March 2, 2021, Yakira provided notice to the Company that it sold all but 219 of the 43,930 shares that it held on December 31, 2020 in the open market at a price above $11.00 per share that were subject to the Third Yakira Amendment. On March 29, 2021 Yakira provided notice to the Company that it would not require the Company to purchase its remaining 219 shares by the term date of March 31, 2021. Following the sale of shares and the lapse of the Third Yakira Amendment mentioned above, the forward share purchase agreement with Yakira terminated pursuant to its terms, and as a result the Company has no further obligations under the Yakira Purchase Agreement. As of March 31, 2022, there are no outstanding obligations under this forward share purchase agreement. Refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021 for further information.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The Merger Convertible Notes are convertible into 11,851,852 shares of Kaleyra common stock at a conversion price of $16.875 per share of Kaleyra common stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Kaleyra common stock as set forth in the Indenture.

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

As of March 31, 2022, the outstanding amount of the Merger Convertible Notes was $190.2 million, net of issuance costs. During the three months ended March 31, 2022, contractual interest expense on the Merger Convertible Notes amounted to $3.0 million, and amortization of the debt issuance costs amounted to $478,000. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding the Notes Payable to the Sellers, Merger Convertible Notes and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest Contractual Rate	As of March 31,	As of December 31,
	2022	2021	Maturity	as of March 31, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,956	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	97	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	2,061	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,546	1,833	August 2023	Euribor 3 months + 3.90%	3.44%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	142	290	April 2022	Euribor 3 months + 2.30%	1.84%	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	2,544	2,872	April 2024	Euribor 3 months + 3.10%	2.64%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	8,781	8,961	June 2026	Euribor 3 months + 2.15%	1.69%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	5,519	5,927	July 2026	Euribor 3 months + 2.20%	1.74%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	19	76	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	1,110	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	486	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	4,483	5,014	September 2024	Euribor 3 months + 3.00%	2.54%	2.43%
Simest 1	185	189	December 2023	0.50%	0.50%	0.50%
Simest 2	184	188	December 2023	0.50%	0.50%	0.50%
Simest 3	338	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,194	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	30,645	33,418
Less: current portion	10,657	10,508
Total long-term portion	$19,988	$22,910

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$3,192	$(8,207)
Net cash used in investing activities	(3,983)	(315)
Net cash provided by (used in) financing activities	(2,688)	11,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	(911)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,813)	$2,537

In the three months ended March 31, 2022, cash provided by operating activities was $3.2 million, primarily consisting of $2.2 million of changes in operating assets and liabilities and non-cash items, mainly $6.8 million of stock-based compensation, $5.9 million of depreciation and amortization expense, $820,000 of deferred taxes, $534,000 of change in the fair value of the warrant liability and $490,000 of non-cash interest expense, partially offset by a net loss of $13.2 million.

In the three months ended March 31, 2021, cash used in operating activities was $8.2 million, primarily consisting of net loss of $10.4 million and $5.6 million of net changes in operating assets and liabilities, partially offset by non-cash items, mainly $4.6 million of stock-based compensation, $909,000 of depreciation and amortization expense, $663,000 of deferred taxes changes, $1.3 million of change in fair value of the warrant liability, $659,000 of reversal of interest expense previously accrued on a forward share purchase agreement and $813,000 of provision for doubtful accounts.

In the three months ended March 31, 2022, cash used in investing activities was $4.0 million, primarily consisting of $2.3 million to fund the cost of internally developed software, $1.2 million of purchases in short-term investments and $544,000 of purchases of property and equipment.

In the three months ended March 31, 2021, cash used in investing activities was $315,000, primarily consisting of $768,000 of capitalized software development costs, partially offset by $546,000 of proceeds from the sale of short-term investments

In the three months ended March 31, 2022, cash used in financing activities was $2.7 million, primarily consisting of $2.1 million of repayments on term loans and $525,000 of repayments on lines of credit.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom and India. As of March 31, 2022, the tax years 2017 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax expense of $691,000 and an income tax benefit of $34,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Foreign Currency Risk

Kaleyra’s condensed consolidated financial statements are presented in U.S. dollars while the functional currency of Kaleyra S.p.A. is the Euro. The functional currency of Solutions Infini is the Indian Rupee, the functional currency of Kaleyra Inc., Buc Mobile, Campaign Registry and Kaleyra US Inc. is the U.S. Dollar, the functional currency of mGage Europe Limited is the Great Britain Pound and the functional currency of Solutions Infini FZE is the United Arab Emirates Dirham.

Each company remeasures monetary assets and liabilities denominated in currencies other than its functional currency at period-end exchange rates and non-monetary items are remeasured at historical rates.

Remeasurement adjustments are recognized in the condensed consolidated statement of operations as foreign currency income (loss) in the period of occurrence.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The deadline for filing a counterclaim by Vodafone has passed and according to Italian Law, Vodafone is no longer entitled to file a counterclaim against Kaleyra in these proceedings. Both Kaleyra and Vodafone filed their final pleadings on October 1, 2019 and October 21, 2019.

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing has taken place on March 23, 2022. On April 11, 2022, the Administrative Court issued its first instance decision that upheld Telecom and Sparkle’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 4333/2022). The decision was notified to Kaleyra on April 12, 2022. All the Parties that took part in the proceeding can now file their appeal to the second instance Court (Council of State) within 30 days of the notification date.

Also, in light of the above, the outcome of Kaleyra’s civil action nor its duration is predictable at this time.

The outcome of such civil action cannot be determined at this time. Therefore, no recognition of these actions has been made in the consolidated financial statements of the Company.

In addition to the above, Kaleyra appealed the resolutions issued by the Italian Communications Authority (namely, Autorità per le Garanzie nelle Comunicazioni or AGCom) concerning their request for the annual fee to AGCom for years 2016, 2017, 2018, 2019 and 2020.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

KALEYRA, INC.

Dated: May 9, 2022	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: May 9, 2022	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)