Form 10-Q
period 2022-06-30
Kaleyra, Inc.
filed 2022-08-08
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 44,344,364 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,622	$90,001
Restricted cash	468	1,701
Short-term investments	680	6,236
Trade receivables, net	95,768	85,945
Deferred cost	329	341
Prepaid expenses	4,340	5,357
Other current assets	1,436	2,599
Total current assets	176,643	192,180
Property and equipment, net	20,384	18,811
Intangible assets, net	115,146	125,396
Goodwill	111,893	110,465
Deferred tax assets	376	1,230
Other long-term assets	1,525	399
Total Assets	$425,967	$448,481
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$71,934	$70,942
Lines of credit	3,182	5,256
Current portion of bank and other borrowings	10,581	10,508
Current portion of notes payable	405	—
Deferred revenue	6,934	9,553
Payroll and payroll related accrued liabilities	6,567	6,907
Other current liabilities	6,327	8,274
Total current liabilities	105,930	111,440
Long-term portion of bank and other borrowings	15,928	22,910
Long-term portion of notes payable	190,733	190,147
Long-term portion of employee benefit obligation	2,377	2,338
Deferred tax liabilities	5,205	2,384
Other long-term liabilities	892	1,840
Total Liabilities	321,065	331,059
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 47,142,422 shares issued and 44,344,364 shares outstanding as of June 30, 2022 and 44,831,695 shares issued and 42,033,637 shares outstanding as of December 31, 2021	5	4
Additional paid-in capital	270,672	251,659
Treasury stock, at cost; 2,798,058 shares as of June 30, 2022 and December 31, 2021	(30,431)	(30,431)
Accumulated other comprehensive loss	(4,535)	(2,010)
Accumulated deficit	(130,809)	(101,800)
Total stockholders’ equity	104,902	117,422
Total liabilities and stockholders’ equity (deficit)	$425,967	$448,481

__________________

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$81,109	$53,992	$161,590	$93,706
Cost of revenue	62,459	43,529	125,202	76,919
Gross profit	18,650	10,463	36,388	16,787
Operating expenses:
Research and development	6,265	4,282	11,155	7,150
Sales and marketing	7,226	4,660	14,326	7,519
General and administrative	16,594	12,364	31,974	22,966
Total operating expenses	30,085	21,306	57,455	37,635
Loss from operations	(11,435)	(10,843)	(21,067)	(20,848)
Other income, net	37	47	83	92
Financial expense, net	(3,417)	(908)	(6,569)	(1,627)
Foreign currency income (loss)	(1,117)	(191)	(860)	164
Loss before income tax expense (benefit)	(15,932)	(11,895)	(28,413)	(22,219)
Income tax expense (benefit)	(95)	(7,408)	596	(7,374)
Net loss	$(15,837)	$(4,487)	$(29,009)	$(14,845)
Net loss per common share, basic and diluted	$(0.36)	$(0.13)	$(0.68)	$(0.46)
Weighted-average shares used in computing net loss per common share, basic and diluted	43,410,858	34,292,874	42,829,188	32,328,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,837)	$(4,487)	$(29,009)	$(14,845)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,900)	(602)	(2,534)	503
Net change in unrealized gain on marketable securities, net of tax	4	23	9	19
Total other comprehensive income (loss)	(1,896)	(579)	(2,525)	522
Total comprehensive loss	$(17,733)	$(5,066)	$(31,534)	$(14,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2022	42,361,833	$4	$258,418	2,798,058	$(30,431)	$(2,639)	$(114,972)	$110,380
Stock-based compensation (RSUs)	1,982,531	1	12,254	—	—	—	—	12,255
Net loss	—	—	—	—	—	—	(15,837)	(15,837)
Other comprehensive loss	—	—	—	—	—	(1,896)	—	(1,896)
Balance as of June 30, 2022	44,344,364	$5	$270,672	2,798,058	$(30,431)	$(4,535)	$(130,809)	$104,902

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2021	30,930,617	$3	$122,252	2,798,058	$(30,431)	$(1,725)	$(78,161)	$11,938
Stock-based compensation (RSUs)	376,719	—	5,318	—	—	—	—	5,318
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (2)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(4,487)	(4,487)
Other comprehensive income	—	—	—	—	—	(579)	—	(579)
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2021	42,033,637	$4	$251,659	2,798,058	$(30,431)	$(2,010)	$(101,800)	$117,422
Stock-based compensation (RSUs)	2,310,727	1	19,013	—	—	—	—	19,014
Net loss	—	—	—	—	—	—	(29,009)	(29,009)
Other comprehensive income	—	—	—	—	—	(2,525)	—	(2,525)
Balance as of June 30, 2022	44,344,364	$5	$270,672	2,798,058	$(30,431)	$(4,535)	$(130,809)	$104,902

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (1)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	935,115	—	10,329	—	—	—	—	10,329
Warrants exercised for common stock	249,706	—	2,872	—	—	—	—	2,872
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (2)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(14,845)	(14,845)
Other comprehensive loss	—	—	—	—	—	522	—	522
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073

____________________

(1)

On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC (“Cowen”), Irwin Silverberg and Jeffrey Bernstein (the “Sponsors”) were not entitled to receive the final 50% of the Earnout Shares (“2020 Sponsors’ Earnout Shares”) pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that did not vest were forfeited by all but one Sponsor. On March 26, 2021, that remaining Sponsor settled its portion of the 2020 Sponsors’ Earnout Shares in cash in lieu of forfeiting its shares.

(2)

On June 1, 2021, the Company completed its acquisition of mGage for a total purchase price of $ 218.0 million, consisting of both cash and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million, pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021. The original cash consideration was reduced by $997,000 due to a working capital adjustment. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at $11.77 per share closing price of the Company’s common stock on the date of issuance, equal to $18.8 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(29,009)	$(14,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,838	3,460
Stock-based compensation	15,249	9,270
Provision for doubtful accounts	925	808
Realized gains on marketable securities	9	21
Employee benefit obligation	752	122
Change in fair value of warrant liability	(810)	830
Reversal of accrued interest on forward share purchase agreement	—	(659)
Non-cash interest expense	1,014	325
Deferred taxes	176	(6,804)
Change in operating assets and liabilities:
Trade receivables	(13,319)	(7,259)
Other current assets	1,916	(2,359)
Deferred cost	12	46
Other long-term assets	(1,187)	1,483
Accounts payable	5,361	(1,882)
Other current liabilities	1,678	(2,508)
Deferred revenue	(2,389)	6,920
Long-term liabilities	(87)	(82)
Net cash used in operating activities	(7,871)	(13,113)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,165)	(1,882)
Sale of short-term investments	6,459	546
Purchase of property and equipment	(966)	(177)
Capitalized software development costs	(4,502)	(1,633)
Purchase of intangible assets	(17)	(3)
Acquisition of mGage, net of cash acquired	—	(195,709)
Acquisition of Bandyer, net of cash acquired	(1,005)	—
Net cash used in investing activities	(1,196)	(198,858)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	(1,776)	203
Repayments on term loans	(4,493)	(3,451)
Proceeds from issuance of convertible notes, net of issuance costs	—	188,637
Repayments on notes	—	(7,500)
Receipts related to forward share purchase agreements	—	17,045
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	—	99,051
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	—	1,244
Proceeds from the exercise of common stock warrants	—	2,872
Repayments on capital lease	(46)	(66)
Net cash provided by (used in) financing activities	(6,315)	298,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,230)	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,612)	85,655
Cash, cash equivalents and restricted cash, beginning of period (1)	91,702	32,970
Cash, cash equivalents and restricted cash, end of period (1)	$74,090	$118,625
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,460	$763
Non-cash investing and financing activities

Change in value of forward share purchase agreements	$—	$(483)
Common stock issued to Vivial equity holders (mGage acquisition)	$—	$18,832
Stock-based compensation capitalized as software development costs	$—	$363
Conversion of convertible note to common stock	$—	$2,295
Restricted stock units granted to employees for bonuses	$3,764	$—
Fair value of warrant liability	$—	$344
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$—	$(18)
Consideration payable	$468	$633

______________________

(1)

As of June 30, 2022, includes $73.6 million of cash and cash equivalents and $468,000 of restricted cash; as of December 31, 2021, includes $90.0 million of cash and cash equivalents and $1.7 million of restricted cash.

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operates in the Communications Platform as a Service (“CPaaS”) market with operations primarily in the United States, Italy, India, UK and Dubai. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million, pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million in value. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”) with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022.

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

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has negative cash flows from operating activities through June 30, 2022, mainly as the consequence of the payment of interest bearing on existing notes payable and bank borrowings. The condensed consolidated balance sheet as of June 30, 2022 includes total current assets of $176.6 million and total current liabilities of $105.9 million, resulting in net current assets of $70.7 million and a short-term net financial position of $60.6 million.

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the Merger, the Company entered into the PIPE Subscription Agreements with the PIPE Investors and the Convertible Note Subscription Agreements with the Convertible Note Investors. Pursuant to these agreements, and prior to the closing of the Merger on June 1, 2021, the Company issued and sold in private placements an aggregate of $105 million or 8,400,000 shares of the Company’s common stock to the PIPE Investors at $12.50 per share, and $200 million aggregate principal amount of unsecured Merger Convertible Notes, bearing interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue recognition; allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of goodwill, long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals, including tax related provision and valuation allowance on deferred taxes. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation, the continuing impact of the novel strain of the coronavirus (“COVID-19”) and the armed conflict between Russia and Ukraine.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both of the six months ended June 30, 2022 and 2021, there was no customer that individually accounted for more than 10% of the Company’s consolidated total revenue. As of June 30, 2022 and December 31, 2021, zero and one individual customer, respectively, accounted for more than 10% of the Company’s consolidated total trade receivables. Trade receivables accounted for by that one customer amounted to $9.6 million as of December 31, 2021.

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

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). The updates in ASU 2020-05 followed the updates to effective dates set forth within ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update are often magnified for private companies and smaller public companies. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments of ASU 2020-05, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the "right-to-use" asset and corresponding lease liability. The Company plans to adopt ASC Topic 842 – Leases in its fiscal year ending December 31, 2022, by utilizing the modified retrospective transition approach, which will result in an estimated current period adjustment as of January 1, 2022 related to the recognition of a right-of-use asset and corresponding lease liability between $3.0 million and $4.0 million on its condensed consolidated balance sheet.

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

a)ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses) (“ASU 2016-13”). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, at the time the ASU was issued, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. As noted above, the effective date of this ASU was delayed for two years by the issuance of ASU 2019-10 as amended by ASU 2020-05.

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

The Merger consideration consisted of cash consideration and common stock consideration and was subject to post-closing price adjustments as set forth in the Merger Agreement. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million, pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting value of the common stock consideration, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

The Merger was financed through (i) the proceeds from the issuance and sale by the Company, of an aggregate of 8,400,000 shares of Kaleyra common stock to PIPE Investors at $12.50 per share, pursuant to the subscription agreements dated February 18, 2021; and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. See Note 9 – Notes Payable – for additional details on the Merger Convertible Notes.

The Merger was accounted for as a business combination and the total fair value of the consideration transferred of $217 million was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company evaluated certain assets, liabilities and tax estimates that were subject to change throughout the measurement period ended on June 1, 2022 (one year from the acquisition date).

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

During the three months ended June 30, 2022, Kaleyra redetermined the value of Deferred tax assets on loss carryforward following the filing of mGage Group Holding’s pre-affiliation tax return and remeasured the tax effected values of its identified finite-

lived intangible assets based upon the tax rates calculated in each domestic and foreign tax jurisdiction, including the UK. The measurement period adjustment was recognized through a net decrease of $5.1 million in the current period condensed consolidated balance sheet line item “Deferred tax assets”, a decrease of $2.0 million in the current period condensed consolidated balance sheet line item “Deferred tax liability” and a net increase of $3.1 million in the current period condensed consolidated balance sheet line item “Goodwill”.

As referred to above, the measurement period adjustment also included a working capital adjustment of $997,000, pursuant to the terms of the Merger Agreement. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Customer relationships (1)	$76,256
Developed technology (1)	30,033
Trade names (1)	13,060
Deferred tax assets on loss carryforward	19,899
Goodwill (2)	89,391
Accounts receivable and other current assets	29,996
Property and equipment	8,450
Cash and cash equivalents	2,856
Total assets acquired	269,941
Deferred tax liabilities	30,242
Accounts payable and other current liabilities	22,665
Total liabilities assumed	52,907
Net assets acquired	$217,034
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

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the three months ended June 30, 2022 was $30.2 million, and net loss of $1.9 million.

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the six months ended June 30, 2022 was $62.3 million, and net loss of $2.9 million.

Acquisition of Bandyer

On July 8, 2021, Kaleyra completed the acquisition of the entire share capital of Bandyer, a company based in Italy that offers cloud based audio/video communications services to Italian financial institutions, retail companies, utilities, insurance, human resources and digital healthcare organizations (the “Bandyer Acquisition”). Bandyer’s services are suitable for different industries and completely compatible with any device and expand and complete Kaleyra’s already wide offering of communication channels.

The consideration for the Bandyer Acquisition consisted of cash consideration of $15.4 million (€13 million) of which $13.3 million (€11.5 million) was paid at the acquisition date and the remaining amount was retained in an escrow account. The acquisition of Bandyer was financed through the available financial resources of Kaleyra.

The Bandyer Acquisition was accounted for as a business combination and the total fair value of the consideration transferred of $15.4 million was allocated to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date and the excess was recorded as goodwill. The Company evaluated certain assets, liabilities and tax estimates that were subject to change throughout the measurement period ended on July 8, 2022 (one year from the acquisition date).

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

As referred to above, the measurement period adjustment also included the above Price Adjustment of $58,000. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of Kaleyra from the date of acquisition.

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

On April 4, 2022, following the above Price Adjustment and pursuant to the terms of the purchase agreement, Kaleyra paid an aggregate of $1.1 million (€1.0 million) out of the escrow account as remaining consideration for the Bandyer Acquisition. As of June 30, 2022 the resulting balance of the escrow account that was originally retained at the acquisition date amounted to $468,000 (€451,000).

Unaudited supplemental pro-forma information

The results of operations for the three and six months ended June 30, 2022 are included in the condensed consolidated financial statements. The following table presents unaudited supplemental pro-forma information for the three and six months ended June 30, 2021 as if the Merger had occurred on January 1, 2021. The main adjustments reflected in the unaudited pro-forma financial information for the three and six months ended June 30, 2021 are as follows:

(i)

the amortization of intangible assets arising from the purchase price allocation amounting to $1.9 million and $4.6 million, respectively, for three and six months ended June 30, 2021, net of the related tax effect of $687,000 and $1.7 million, respectively, which are referred to the period starting on January 1, 2021 through the date of the business combination;

(ii)

the financial expenses incurred in connection with the Merger Convertible Notes amounting to $2.4 million and $5.9 million, respectively, for three and six months ended June 30, 2021, which are referred to the period starting on January 1, 2021 through the date of the Merger. No pro forma tax benefit has been reflected in connection with the pro forma adjustment to financial income (expense), net as Kaleyra is in a net loss tax position and a valuation allowance would be established for the amount of any deferred tax assets.

Transaction costs incurred in connection with the transaction were not eliminated. The pro-forma financial information is not necessarily indicative of the results of operation that would have occurred had the transaction been affected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue	$81,109	$76,552	$161,590	$148,892
Net loss	(15,837)	(5,792)	(29,009)	(19,772)
Net loss per common share, basic and diluted	$(0.36)	$(0.14)	$(0.68)	$(0.48)
Weighted-average shares used in computing net loss per common share, basic and diluted	43,410,858	41,181,763	42,829,188	40,773,353

The contribution of Kaleyra US Inc. to the consolidated and pro-forma consolidated revenue was $30.2 million and $32.7 million for the three months ended June 30, 2022 and 2021, respectively.

The contribution of Kaleyra US Inc. to the consolidated and pro-forma consolidated revenue was $62.3 million and $64.6 million for the six months ended June 30, 2022 and 2021, respectively.

The contribution of Kaleyra US Inc. to the consolidated and pro-forma consolidated net loss was a loss of $1.9 million and an income of $3.9 million for the three months ended June 30, 2022 and 2021, respectively.

The contribution of Kaleyra US Inc. to the consolidated and pro-forma consolidated net loss was a loss of $2.9 million and an income of $7.5 million for the six months ended June 30, 2022 and 2021, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Hierarchy as of June 30, 2022			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$579	$—	$—	$579
Certificates of deposit (2)	—	101	—	101
Interest rate swap (3)	—	8	—	8
Total Assets	$579	$109	$—	$688
Liabilities:
Warrant liability (4)	$—	$78	$—	$78
Total Liabilities	$—	$78	$—	$78
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term assets”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 16 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$602	$—	$—	$602
Certificates of deposit (2)	—	5,634	—	5,634
Total Assets	$602	$5,634	$—	$6,236
Liabilities
Interest rate swap (3)	$—	$35	$—	$35
Warrant liability (4)	—	889	—	889
Total Liabilities	$—	$924	$—	$924
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 16 – Warrants – for further details.

The values of short-term investments as of June 30, 2022 and as of December 31, 2021 were as follows (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$570	$9	$—	$579	$572	$30	$—	$602
Certificates of deposit	101	—	—	101	5,634	—	—	5,634

There were no transfers into or out of Level 2 or Level 3 for the six months ended June 30, 2022 and the year ended December 31, 2021.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of June 30, 2022 and December 31, 2021, was €4.0 million ($4.2 million) and €5.8 million ($6.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021	2022	2021
Interest rate swap	Financial income (expense), net	$20	$28	$42	$41

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of June 30,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest rate swap	Other long-term liabilities	$—	$(35)
Interest rate swap	Other long-term assets	8	—

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

Balance as of December 31, 2021	$110,465
Purchase price adjustment in the period	3,161
Effect of exchange rate	(1,733)
Balance as of June 30, 2022	$111,893

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$39,557	$8,452	$31,105	$40,416	$5,393	$35,023
Customer relationships	85,939	13,196	72,743	86,792	8,597	78,195
Trade names	12,981	1,758	11,223	13,060	952	12,108
Patent	141	66	75	131	61	70
Total amortizable intangible assets	$138,618	$23,472	$115,146	$140,399	$15,003	$125,396

Amortization expense was $8.8 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively.

Total estimated future amortization expense as of June 30, 2022 is as follows (in thousands):

As of June 30, 2022
2022 (remaining six months)	$8,333
2023	16,587
2024	16,488
2025	16,416
2026	16,345
2027 and thereafter	40,977
Total	$115,146

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Receivables from suppliers	$530	$483
Credit for tax other than income tax	112	675
Income tax receivables	216	1,195
Other receivables	578	246
Total other current assets	$1,436	$2,599

Other long-term assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Non-current income tax credit (advances and tax reduced at sources)	$1,148	$53
Interest rate swaps	8	—
Miscellaneous	369	346
Total other long-term assets	$1,525	$399

8. BANK AND OTHER BORROWINGS

As of June 30, 2022 and December 31, 2021, the current portion of bank and other borrowings amounts to $13.8 million and $15.8 million, respectively. As of June 30, 2022, this item was comprised of $10.6 million of the current portion of bank and other borrowings and $3.2 million of credit line facilities. As of December 31, 2021, this item was comprised of $10.5 million of the current portion of bank and other borrowings and $5.3 million of credit line facilities.

Credit line facilities

As of June 30, 2022, the Company had credit line facilities denominated in Euro for a total amount of $5.2 million, of which $3.2 million had been used. As of December 31, 2021, the Company had credit line facilities denominated in Euro for $6.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.5% - 2.2%. The weighted average interest rate on those credit line facilities outstanding as of June 30, 2022 was 1.08%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest Contractual Rate	As of June 30,	As of December 31,
	2022	2021	Maturity	as of June 30, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,534	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	78	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,723	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,217	1,833	August 2023	Euribor 3 months + 3.90%	3.71%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	2.11%	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	2,135	2,872	April 2024	Euribor 3 months + 3.10%	2.91%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	8,256	8,961	June 2026	Euribor 3 months + 2.15%	1.96%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,914	5,927	July 2026	Euribor 3 months + 2.20%	2.01%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	696	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	367	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	3,802	5,014	September 2024	Euribor 3 months + 3.00%	2.81%	2.43%
Simest 1	174	189	December 2023	0.50%	0.50%	0.50%
Simest 2	173	188	December 2023	0.50%	0.50%	0.50%
Simest 3	318	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,122	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	26,509	33,418
Less: current portion	10,581	10,508
Total long-term portion	$15,928	$22,910

All bank and other borrowings are unsecured borrowings of the Company.

On February 23, 2021, the Company entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. - Line 2”). The amendments each provide that certain financial covenants be amended, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio. Upon the approval of the audited statutory financial statements of Kaleyra S.p.A. for the year ended December 31, 2020 in June 2021, the calculated net financial position/gross operating income ratio failed to comply with the amended terms of the unsecured loan agreement with Intesa Sanpaolo S.p.A. As a result of such failure, Intesa Sanpaolo S.p.A. was entitled to raise the interest rate bearing on the existing financing agreements of Intesa Sanpaolo S.p.A. by fifty (50) bps. No principal amount was subject to early reimbursement under the amended terms of the loan agreement. On August 3, 2021, the Company was notified by Intesa Sanpaolo S.p.A. of their resolution to apply the incremental fifty (50) bps to the interest rate bearing on future payments of interest. In the audited fiscal year ended December 31, 2021, Kaleyra successfully complied with financial covenants in place with Intesa Sanpaolo S.p.A..

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

As of June 30, 2022, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

Interest expense on bank and other borrowings was $133,000 and $180,000 for the three months ended June 30, 2022 and 2021, respectively.

Interest expense on bank and other borrowings was $289,000 and $370,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company is obliged to make payments as follows (in thousands):

As of June 30, 2022
2022 (remaining six months)	$5,334
2023	9,522
2024	5,776
2025	3,523
2026	2,214
2027 and thereafter	140
Total	$26,509

9. NOTES PAYABLE

Notes payable to the Sellers

As consideration for the Business Combination, on November 25, 2019 the Company issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, (the “Business Combination Convertible Notes”) and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Non-convertible Notes”). The Non-convertible Notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of June 30, 2022.

Business Combination Convertible Notes

As of June 30, 2022, the outstanding balance on the Business Combination Convertible Notes held by Esse Effe and Maya amounted to zero.

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

As of June 30, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $44,000. This note payable is included in “Current portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2022, the outstanding amount of the Merger Convertible Notes was $190.7 million, net of issuance costs. During the three and six months ended June 30, 2022, contractual interest expense amounted to $3.1 million and $6.1 million, respectively, and amortization of the debt issuance costs amounted to $513,000 and $1.0 million, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2021	$(2,046)	$36	$(2,010)
Other comprehensive income (loss)	(634)	5	(629)
As of March 31, 2022	$(2,680)	$41	$(2,639)
Other comprehensive income (loss)	(1,900)	4	(1,896)
As of June 30, 2022	$(4,580)	$45	$(4,535)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss)	1,105	(4)	1,101
As of March 31, 2021	$(1,731)	$6	$(1,725)
Other comprehensive income (loss)	(602)	23	(579)
As of June 30, 2021	$(2,333)	$29	$(2,304)

11. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Liabilities for tax other than income tax	$1,466	$1,210
VAT payables	36	476
Social security liabilities	578	522
Current tax liabilities	887	945
Accrued financial interest	—	139
Accrued contractual interests on Merger Convertible Notes	1,064	1,024
Capital leases	49	65
Other miscellaneous	2,247	3,893
Total other current liabilities	$6,327	$8,274

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Warrant liability	$78	$889
Interest rate swaps	—	35
Capital leases	94	129
Other miscellaneous	720	787
Total other long-term liabilities	$892	$1,840

12. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in the United States, India and Italy. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$27,402	$10,971	$52,037	$16,092
India	19,586	13,595	40,762	25,313
Italy	16,646	19,164	33,155	35,251
Europe (excluding Italy)	5,923	1,839	12,924	3,257
South America	5,594	2,452	11,558	2,452
Rest of the world	5,958	5,971	11,154	11,341
Total	$81,109	$53,992	$161,590	$93,706

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	33.8%	20.3%	32.2%	17.2%
India	24.2%	25.2%	25.2%	27.0%
Italy	20.5%	35.5%	20.5%	37.6%
Europe (excluding Italy)	7.3%	3.4%	8.0%	3.5%
South America	6.9%	4.5%	7.2%	2.6%
Rest of the world	7.3%	11.1%	6.9%	12.1%

As of June 30, 2022, the majority of the Company’s long-lived assets are located in United States and Italy. The following table sets forth long-lived assets by geographic area as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30,	As of December 31,
	2022	2021
United States	$10,611	$10,027
Italy	4,567	4,391
India	4,552	3,778
Rest of the world	654	615
Total	$20,384	$18,811

	As of June 30,	As of December 31,
	2022	2021
United States	52.1%	53.3%
Italy	22.4%	23.3%
India	22.3%	20.1%
Rest of the world	3.2%	3.3%

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next seven years. The Company’s Milan office lease contains an option to renew the lease for six years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $399,000 and $249,000 for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $819,000 and $441,000 for the six months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments under leasing obligations as of June 30, 2022 are as follows (in thousands):

	As of June 30, 2022
	Operating Leases	Capital Leases	Total
2022 (remaining six months)	$1,081	$27	$1,108
2023	888	55	943
2024	767	55	822
2025	735	16	751
2026	563	—	563
2027 and thereafter	576	—	576
Total minimum lease payments	$4,610	$153	$4,763

Future minimum lease payment under capital leases as of June 30, 2022 consisted of the following (in thousands):

As of June 30, 2022
Capital Leases
Total payments	$153
Less: interest portion	10
Net capital lease obligation	$143
Less: current portion	49
Long term portion	$94

The current and long-term portion of the future minimum lease payments under capital lease are included in the condensed consolidated balance sheet line item “Other current liabilities” and “Other long-term liabilities”, respectively.

Contingencies

As of June 30, 2022, the Company had contingent liabilities of $119,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

14. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the six months ended June 30, 2022:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2021	4,374,021	$10.33
Vested	(2,311,039)	$7.04
Granted	2,927,186	$5.66
Cancelled	(191,818)	$9.97
Non-vested as of June 30, 2022	4,798,350	$9.08

RSUs compensation expense for the three and six months ended June 30, 2022 was $8.5 million and $15.2 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,602	$806	$2,622	$1,777
Sales and marketing	1,162	866	1,945	1,388
General and administrative	5,726	3,038	10,682	6,105
Total	$8,490	$4,710	$15,249	$9,270

As of June 30, 2022, there was $21.1 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.39 years.

15. INCOME TAXES

The tax expense and the effective tax rate resulting from operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(15,932)	$(11,895)	$(28,413)	$(22,219)
Income tax expense (benefit)	(95)	(7,408)	596	(7,374)
Effective tax rate	0.60%	62.28%	(2.10%)	33.19%

The decrease in the effective tax rate for the three and six months ended June 30, 2022, as compared to three and six months ended June 30, 2021, is mainly driven by the release of the valuation allowance related to previously reserved deferred tax assets following the mGage acquisition in the prior period.

The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to the valuation allowance caused by a reduction in deferred tax liabilities, current tax expense in tax jurisdictions that provide for a valuation allowance, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

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

As of January 1, 2022, new tax regulations are in place in the US. In order to fully comply with internal revenue requirements, research and development expenses can no longer be deducted when incurred but instead they will be capitalized only for tax purposes and they will be amortized over a five or fifteen-year period.

Under the acquisition method of accounting for business combinations, if changes are identified to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and offsets to goodwill are recorded. Kaleyra US, Inc.’s acquired deferred tax asset valuation measurement period is now closed as of June 30, 2022. All pre-acquisition income tax return filings were filed.

16. WARRANTS

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

Management analyzed the impact of this error on the Company’s prior consolidated financial statements beginning from the date when the Private Placement Warrants were issued and concluded that the adjustments were immaterial to any period presented in previously issued consolidated financial statements and corrected this error in the three months ended March 31, 2021.

During the three and six months ended June 30, 2022, the Company recorded $276,000 and $810,000, respectively, in “Financial expense, net” on the condensed consolidated statements of operation for the change in fair value of the Private Placement Warrants.

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

As of June 30, 2022, there were 5,440,662 warrants outstanding.

17. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,837)	$(4,487)	$(29,009)	$(14,845)
Weighted average shares used to compute net loss per common share, basic and diluted	43,410,858	34,292,874	42,829,188	32,328,909
Net loss per common share, basic and diluted	$(0.36)	$(0.13)	$(0.68)	$(0.46)

The Company generated a net loss for each of the three and six months ended June 30, 2022 and 2021. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended June 30, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 10,338,759, and 10,653,658 for the three months ended June 30, 2021.

For the six months ended June 30, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 10,096,382, and 11,679,120 for the six months ended June 30, 2021.

18. TRANSACTIONS WITH RELATED PARTIES

During the three and six months ended June 30, 2022 and 2021, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Unsecured convertible promissory notes, received by Esse Effe and Maya at the closing of the Business Combination, pursuant to the terms of the Stock Purchase Agreement. Maya is affiliated with Dario Calogero and the shares are beneficially owned by a shareholder, Mr. Calogero, who is the Chief Executive Officer and a director of the Company. Esse Effe is affiliated with Dr. Emilio Hirsch, and its shares are beneficially owned by Dr. Hirsch, a shareholder and a director of the Company. Under the terms of Business Combination Convertible Notes, the previously outstanding principal balance of these notes, plus all accrued and unpaid interest, became due and payable following the private placement equity financing event in support for the consummation of the Merger Agreement for the acquisition of mGage of June 1, 2021. The outstanding principal amount of $3.8 million plus accrued interest of $84,000 was paid in full on June 2, 2021 and the obligation terminated pursuant to its terms. No outstanding amount was due by the Company as of June 30, 2022. See Note 9 – Notes Payable – for additional information;

ii.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were zero and $12,000, respectively, in the three and six months ended June 30, 2022 (zero and $80,000, respectively, in the three and six months ended June 30, 2021);

iii.

Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $57,000 and $113,000, respectively, for the three and six months ended June 30, 2022 ($63,000 and $123,000, respectively, in the three and six months ended June 30, 2021);

iv.

Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $18,000 and $28,000, respectively, for the three and six months ended June 30, 2022 ($13,000 and $25,000, respectively, in the three and six months ended June 30, 2021); and

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$18	$13	$28	$25
Sales and marketing	57	63	113	123
General and administrative	—	—	12	80
Financial expense, net	—	19	—	63

19. REVENUE

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

Nature of Products and Services

Kaleyra's revenue is primarily derived from usage-based fees earned from the sale of communications services offered through access to the Company’s Platforms typically to large enterprises as well as medium-sized customers.

Revenue is recognized upon the sending of a SMS, a voice pulse (a measurement unit of call duration, typically of thirty or sixty seconds), a license attributed to a user for the platform usage, message or by the authentication of a financial transaction of an end-

user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 93% of total revenue for both the three and six months ended June 30, 2022, and (96% and 97%, respectively, of total revenue for the three and six months ended June 30, 2021).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 7% of total revenue for both the three and six months ended June 30, 2022 (4% and 3%, respectively, of total revenue for the three and six months ended June 30, 2021).

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability.

As of June 30, 2022 and December 31, 2021, the Company recorded $6.9 million and $9.6 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and six months ended June 30, 2022, the Company recognized $1.7 million and $5.6 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2021.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 12 – Geographic Information – for details of revenue by geographic area.

20. SUBSEQUENT EVENTS

On July 28, 2022, Kaleyra entered into a new unsecured loan agreement with Banco Popolare di Milano S.p.A. for a total principal amount of $

2.5 million (€2.5 million at the July 28, 2022 exchange rate) with a duration of 36 months and bearing interest rate equal to Euribor 3 months + 1.95%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operates in the Communications Platform as a Service (“CPaaS”) market with operations in Italy, India, UK, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million, pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million in value. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

2. Positioning

The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators and OTTs typically are the gateway to reach end-user consumers’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). APIs allow building omnichannel journeys in a seamless way, with failover capabilities from one channel to another. In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to programme communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-user customers to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

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

Kaleyra’s customers are primarily enterprises which use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra is listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2021) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees. Kaleyra also partners with consulting companies and digital transformation players worldwide to go-to-market together. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022.

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

3. Business

During the three and six months ended June 30, 2022, Kaleyra processed nearly 13.4 billion and 27.9 billion billable messages, respectively, and 1.8 billion and 3.4 billion voice calls, respectively. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra has over 600 employees across the four regions.

Kaleyra has more than 3,800 customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three and six months ended June 30, 2022 and 2021, Kaleyra had no indivual customer which accounted for more than 10% of Kaleyra’s revenues.

For the three and six months ended June 30, 2022, 94.9% and 95.6% of revenues, respectively, came from customers which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investment to strengthen its product portfolio, expand its global presence, and in particular into the North America markets following the recent acquisition of mGage, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

For the three and six months ended June 30, 2022 and 2021, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended June 30, 2022, the number of messages delivered to customers increased by 58.4%, compared to the three months ended June 30, 2021, and the number of voice calls connected to customers increased by 31.7%, compared to the three months ended June 30, 2021. In the six months ended June 30, 2022, the number of messages delivered to customers increased by 79.9%, compared to the six months ended June 30, 2021, and the number of voice calls connected to customers increased by 32.3%, compared to the six months ended June 30, 2021. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the most recent surge in the Omicron variant strains, which resulted in significant fluctuations in Kaleyra’s services carrying less revenue-generating traffic in areas subject to government orders and restrictions.

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

The purchase consideration amounting to $217.0 million consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000, pursuant to the terms of the Merger Agreement. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock. The resulting value of the common stock consideration, which was based upon the $11.77 per share closing price of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

Kaleyra US Inc. contributed $30.2 million and $62.3 million, respectively, to the consolidated total revenues in the three and six months ended June 30, 2022 after it was consolidated and represented 37.2% and 38.5% of the consolidated revenues, respectively, for the three and six months ended June 30, 2022.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. Notwithstanding the recent improvements in the spread of the pandemic, mostly as a result of the worldwide vaccine campaigns and the numerous measures implemented by various governmental authorities and private enterprises to contain the pandemic, disruptions to the global economies caused by COVID-19 may continue to trigger an extended period of economic uncertainties. The magnitude and duration of the disruptive effects of the pandemic in business activity and operations cannot be measured with any degree of certainty, also considering the severity of the recent surge in the Omicron variant strains, and the resulting fluctuations in Kaleyra’s services carrying less revenue generating traffic in areas subject to government orders and restrictions. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation, the outbreak of a novel strain of the coronavirus and the armed conflict between Russia and Ukraine.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$81,109	$53,992	$27,117	50%
Cost of revenue	62,459	43,529	18,930	43%
Gross profit	18,650	10,463	8,187	78%
Operating expenses:
Research and development	6,265	4,282	1,983	46%
Sales and marketing	7,226	4,660	2,566	55%
General and administrative	16,594	12,364	4,230	34%
Total operating expenses	30,085	21,306	8,779	41%
Loss from operations	(11,435)	(10,843)	592	5%
Other income, net	37	47	(10)	(21%)
Financial expense, net	(3,417)	(908)	2,509	NM
Foreign currency loss	(1,117)	(191)	926	NM
Loss before income tax benefit	(15,932)	(11,895)	4,037	34%
Income tax benefit	(95)	(7,408)	(7,313)	(99%)
Net loss	$(15,837)	$(4,487)	$11,350	NM

NM = Not meaningful

Revenue

In the three months ended June 30, 2022, revenue increased by $27.1 million, or 50%, compared to the three months ended June 30, 2021. This increase was mainly driven by the effects of the business combination with mGage, which contributed $30.2 million for the three months ended June 30, 2022 as compared to $10.2 million from the date of the business combination through June 30, 2021, and the organic growth of the Kaleyra legacy businesses, representing 16% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In the three months ended June 30, 2022, cost of revenue increased by $18.9 million, or 43%, compared to the three months ended June 30, 2021. The increase in cost of revenue was primarily attributable to the consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets. In the three months ended June 30, 2022, gross profit increased by 78% compared to the three months ended June 30, 2021, mainly driven by the effects of the business combination with mGage.

Operating Expenses

In the three months ended June 30, 2022, research and development expenses increased by $2.0 million, or 46%, compared to the three months ended June 30, 2021. Research and development expenses included the allocation of $1.6 million of stock-based compensation in the three months ended June 30, 2022, compared to $806,000 in the three months ended June 30, 2021. Excluding such costs and $2.2 million in capitalized software development costs, compared to $865,000 capitalized costs in the three months ended June 30, 2021, research and development expenses would have increased by $2.5 million mainly due to Kaleyra US Inc. research and development expenses of the period equal to $3.1 million, compared to $1.3 million, which are referred to the period starting from the business combination through June 30, 2021, and to an increase in headcount compared to the prior period.

In the three months ended June 30, 2022, sales and marketing expenses increased by $2.6 million, or 55%, compared to the three months ended June 30, 2021. Sales and marketing expenses included the allocation of $1.2 million of stock-based compensation in the three months ended June 30, 2022, compared to $866,000 in the three months ended June 30, 2021. Excluding such costs, sales and marketing expenses would have increased by $2.3 million. Such increase was primarily driven by Kaleyra US Inc. sales and marketing expenses of the period equal to $4.2 million, compared to $1.4 million, which are referred to the period starting from the business combination through June 30, 2021.

In the three months ended June 30, 2022, general and administrative expenses increased by $4.2 million, or 34%, compared to the three months ended June 30, 2021. General and administrative expenses included (i) $5.7 million of stock-based compensation in the three months ended June 30, 2022, compared to $3.0 million in the three months ended June 30, 2021; and (ii) $75,000 of mGage acquisition transaction costs and $3.7 million of transaction costs in the three months ended June 30, 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $5.1 million, mainly due to Kaleyra US Inc.

general and administrative expenses of the period equal to $3.1 million, compared to $398,000, which are referred to the period starting from the business combination through June 30, 2021, and to an increase in headcount compared to the prior period.

Financial Expense, Net

In the three months ended June 30, 2022, financial expense, net increased by $2.5 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $3.1 million and $513,000, respectively, partially offset by the decrease in the fair value of the private warrant liability of $276,000. The same period last year accounted for the accrued contractual interest expense and amortization of issuance costs amounting to $973,000 and $196,000, respectively, partially offset by $433,000 in change in fair value of the private warrant liability. Excluding the net change in fair value of the warrant of $276,000 and the interest expense on convertible notes of $3.6 million, financial expense, net would have decreased by $46,000.

Foreign Currency Loss

In the three months ended June 30, 2022, foreign currency loss increased by $926,000, compared to the three months ended June 30, 2021. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Benefit

In the three months ended June 30, 2022, income tax benefit decreased by $7.3 million, from an income tax benefit of $7.4 million to an income tax benefit of $95,000. The material amount of income tax benefit from the prior period is mainly driven by the $5.8 million release of the valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$161,590	$93,706	$67,884	72%
Cost of revenue	125,202	76,919	48,283	63%
Gross profit	36,388	16,787	19,601	NM
Operating expenses:
Research and development	11,155	7,150	4,005	56%
Sales and marketing	14,326	7,519	6,807	91%
General and administrative	31,974	22,966	9,008	39%
Total operating expenses	57,455	37,635	19,820	53%
Loss from operations	(21,067)	(20,848)	219	1%
Other income, net	83	92	(9)	(10%)
Financial expense, net	(6,569)	(1,627)	4,942	NM
Foreign currency income (loss)	(860)	164	(1,024)	NM
Loss before income tax expense (benefit)	(28,413)	(22,219)	6,194	28%
Income tax expense (benefit)	596	(7,374)	(7,970)	NM
Net loss	$(29,009)	$(14,845)	$14,164	95%

NM = Not meaningful

Revenue

In the six months ended June 30, 2022, revenue increased by $67.9 million, or 72%, compared to the six months ended June 30, 2021. This increase was mainly driven by the effects of the business combination with mGage, which contributed $62.3 million in the three months ended June 30, 2022 as compared to $10.2 million from the date of the business combination through June 30, 2021, and the organic growth of the Kaleyra legacy businesses, representing 19% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In the six months ended June 30, 2022, cost of revenue increased by $48.3 million, or 63%, compared to the six months ended June 30, 2021. The increase in cost of revenue was primarily attributable to the consolidation of the newly acquired business of mGage and the amortization of acquired intangible assets. In the six months ended June 30, 2022, gross profit increased by 117% compared to the six months ended June 30, 2021, mainly driven by the effects of the business combination with mGage.

Operating Expenses

In the six months ended June 30, 2022, research and development expenses increased by $4.0 million, or 56%, compared to the six months ended June 30, 2021. Research and development expenses included the allocation of $2.6 million of stock-based compensation in the six months ended June 30, 2022, compared to $1.8 million of stock-based compensation in the six months ended June 30, 2021. Excluding such costs and $4.5 million in capitalized software development costs, compared to $1.6 capitalized costs in the six months ended June 30, 2021, research and development expenses would have increased by $6.0 million. This increase was primarily due to Kaleyra US Inc. research and development expenses of the period equal to $5.9 million, compared to $1.3 million, which are referred to the period starting from the business combination through June 30, 2021, and to an increase in headcount compared to the prior period.

In the six months ended June 30, 2022, sales and marketing expenses increased by $6.8 million, or 91%, compared to the six months ended June 30, 2021. Sales and marketing expenses included the allocation of $1.9 million of stock-based compensation in the six months ended June 30, 2022, compared to $1.4 million in the six months ended June 30, 2021. Excluding such costs, sales and marketing expenses would have increased by $6.3 million. Such increase was primarily driven by Kaleyra US Inc. sales and marketing expenses of the period equal to $8.5 million, compared to $1.4 million, which are referred to the period starting from the business combination through June 30, 2021.

In the six months ended June 30, 2022, general and administrative expenses increased by $9.0 million, or 39%, compared to the six months ended June 30, 2021. General and administrative expenses included (i) $10.7 million of stock-based compensation in the six months ended June 30, 2022, compared to $6.1 million in the six months ended June 30, 2021; and (ii) $156,000 of mGage and Bandyer acquisition transaction costs and $5.5 million of transaction costs in the six months ended June 30, 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $9.8 million, mainly due to Kaleyra US Inc. general and administrative expenses of the period equal to $6.5 million, compared to $398,000, which are referred to the period starting from the business combination through June 30, 2021, and to an increase in headcount compared to the prior period.

Financial Expense, Net

In the six months ended June 30, 2022, financial expense, net increased by $4.9 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $6.1 million and $1.0 million, respectively, partially offset by the decrease in the fair value of the private warrant liability of $810,000. The same period last year accounted for the accrued contractual interest expense and amortization of issuance costs amounting to $973,000 and $196,000, respectively, and $830,000 in change in fair value of the private warrant liability, partially offset by the non-recurring reversal of interest expense on a forward share purchase agreement of $659,000. Excluding the net change in fair value of the warrant of $810,000 and the interest expense on convertible notes of $7.1 million, financial expense, net would have increased by $26,000.

Foreign Currency Income (Loss)

In the six months ended June 30, 2022, foreign currency loss increased by $1.0 million, compared to the six months ended June 30, 2021. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the six months ended June 30, 2022, income tax expense increased by $8.0 million, from an income tax benefit of $7.4 million to an income tax expense of $596,000. The material amount of income tax benefit from the prior period is mainly driven by the $5.8 million release of the valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had $73.6 million of cash and cash equivalents, $468,000 of restricted cash and $680,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $74.8 million in cash, restricted cash and short-term investments, $38.0 million was held in U.S. banks, $25.7 million was held in Italy, $9.1 million was held in India with the remainder held in other banks. As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments.

The condensed consolidated balance sheets as of June 30, 2022 includes total current assets of $176.6 million and total current liabilities of $105.9 million, resulting in net current assets of $70.7 million and a short-term net financial position of $60.6 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of June 30, 2022, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $29.7 million ($38.7 million as of December 31, 2021).

Kaleyra has credit line facilities of $5.2 million as of June 30, 2022, of which $3.2 million has been used. As of December 31, 2021, Kaleyra had credit line facilities of $6.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

As of June 30, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $44,000.

Notes Payable to the Sellers

As mentioned above, at the Closing of the Business Combination, Kaleyra issued unsecured convertible promissory notes to each of Esse Effe and Maya in the amount of $6.0 million and $1.5 million, respectively, and also issued other unsecured promissory notes to each of Esse Effe and Maya in the identical respective amounts (the “Notes payable to the Sellers”). Interest on the Notes Payable to the Sellers shall accrue at a fixed interest rate equal to the one-year U.S. dollar LIBOR interest rate published in The Wall Street Journal on the date of the Business Combination, plus a margin of one percent (1%) per annum. The unsecured promissory notes held by Esse Effe and Maya were paid in full during fiscal year 2020 and no amount remains outstanding for such notes as of June 30, 2022.

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

As of June 30, 2022, the outstanding amount of the Merger Convertible Notes was $190.7 million, net of issuance costs. During the three and six months ended June 30, 2022, contractual interest expense on the Merger Convertible Notes amounted to $3.1 million and $6.1 million, respectively, and amortization of the debt issuance costs amounted to $513,000 and $1.0 million, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding the Notes Payable to the Sellers, Merger Convertible Notes and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest Contractual Rate	As of June 30,	As of December 31,
	2022	2021	Maturity	as of June 30, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,534	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	78	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,723	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	1,217	1,833	August 2023	Euribor 3 months + 3.90%	3.71%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	2.11%	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	2,135	2,872	April 2024	Euribor 3 months + 3.10%	2.91%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	8,256	8,961	June 2026	Euribor 3 months + 2.15%	1.96%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,914	5,927	July 2026	Euribor 3 months + 2.20%	2.01%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	0.95%	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	696	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	367	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	3,802	5,014	September 2024	Euribor 3 months + 3.00%	2.81%	2.43%
Simest 1	174	189	December 2023	0.50%	0.50%	0.50%
Simest 2	173	188	December 2023	0.50%	0.50%	0.50%
Simest 3	318	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,122	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	26,509	33,418
Less: current portion	10,581	10,508
Total long-term portion	$15,928	$22,910

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(7,871)	$(13,113)
Net cash used in investing activities	(1,196)	(198,858)
Net cash provided by (used in) financing activities	(6,315)	298,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,230)	(409)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,612)	$85,655

In the six months ended June 30, 2022, cash used in operating activities was $7.9 million, primarily consisting of $8.0 million of changes in operating assets and liabilities, partially offset by non-cash items, mainly $15.2 million of stock-based compensation, $11.8 million of depreciation and amortization expense, $1.0 million of non-cash interest expense, $925,000 of provision for doubtful accounts and $752,000 of employee benefit obligation, and net loss of $29.0 million, partially offset by $810,000 of change in the fair value of the warrant liability.

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

In the six months ended June 30, 2022, cash used in investing activities was $1.2 million, primarily consisting of $4.5 million to fund the cost of internally developed software, $1.2 million of purchases in short-term investments, $1.0 million of consideration paid for the Bandyer Acquisition and $966,000 of purchases of property and equipment, partially offset by $6.5 million of sale in short-term investments.

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

In the six months ended June 30, 2022, cash used in financing activities was $6.3 million, primarily consisting of $4.5 million of repayments on term loans and $1.8 million of repayments on lines of credit.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom, Dominican Republic, Greece and India. As of June 30, 2022, the tax years 2016 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax benefit of $95,000 and an income tax benefit of $7.4 million for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded an income tax expense of $596,000 and an income tax benefit of $7.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing has taken place on March 23, 2022. On April 11, 2022, the Administrative Court issued its first instance decision that upheld Telecom and Sparkle’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 4333/2022). The decision was notified to Kaleyra on April 12, 2022. All the Parties that took part in the proceeding have respectively filed their appeal or cross appeal to the second instance Court (Council of State). The public hearing to discuss the appeal has been scheduled before the Council of State on May 5th, 2023. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

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

KALEYRA, INC.

Dated: August 8, 2022	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: August 8, 2022	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)