Form 10-Q
period 2022-09-30
Kaleyra, Inc.
filed 2022-11-07
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38320

KALEYRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 508 9185

(Former name or former address, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants, at an exercise price of $11.50 per share of Common Stock	KLR WS	NYSE American LLC

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

As of November 4, 2022, there were 45,031,553 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$86,536	$90,001
Restricted cash	439	1,701
Short-term investments	622	6,236
Trade receivables, net	85,863	85,945
Deferred cost	347	341
Prepaid expenses	3,466	5,357
Other current assets	1,966	2,599
Total current assets	179,239	192,180
Property and equipment, net	21,107	18,811
Intangible assets, net	110,009	125,396
Goodwill	110,781	110,465
Deferred tax assets	507	1,230
Other long-term assets	1,740	399
Total Assets	$423,383	$448,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,840	$70,942
Lines of credit	3,255	5,256
Current portion of bank and other borrowings	10,468	10,508
Current portion of notes payable	405	—
Deferred revenue	5,283	9,553
Payroll and payroll related accrued liabilities	7,643	6,907
Other current liabilities	9,078	8,274
Total current liabilities	111,972	111,440
Long-term portion of bank and other borrowings	14,488	22,910
Long-term portion of notes payable	191,240	190,147
Long-term portion of employee benefit obligation	2,301	2,338
Deferred tax liabilities	6,056	2,384
Other long-term liabilities	785	1,840
Total Liabilities	326,842	331,059
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 47,829,611 shares issued and 45,031,553 shares outstanding as of September 30, 2022 and 44,831,695 shares issued and 42,033,637 shares outstanding as of December 31, 2021	5	4
Additional paid-in capital	275,129	251,659
Treasury stock, at cost; 2,798,058 shares as of September 30, 2022 and December 31, 2021	(30,431)	(30,431)
Accumulated other comprehensive loss	(5,679)	(2,010)
Accumulated deficit	(142,483)	(101,800)
Total stockholders’ equity	96,541	117,422
Total liabilities and stockholders’ equity	$423,383	$448,481

__________________

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$83,916	$84,025	$245,506	$177,731
Cost of revenue	67,226	64,414	192,428	141,333
Gross profit	16,690	19,611	53,078	36,398
Operating expenses:
Research and development	5,246	7,163	16,401	14,313
Sales and marketing	7,181	7,272	21,507	14,791
General and administrative	13,498	12,631	45,472	35,597
Total operating expenses	25,925	27,066	83,380	64,701
Loss from operations	(9,235)	(7,455)	(30,302)	(28,303)
Other income, net	37	66	120	158
Financial expense, net	(3,627)	(3,542)	(10,196)	(5,169)
Foreign currency income (loss)	1,775	(162)	915	2
Loss before income tax expense (benefit)	(11,050)	(11,093)	(39,463)	(33,312)
Income tax expense (benefit)	624	766	1,220	(6,608)
Net loss	$(11,674)	$(11,859)	$(40,683)	$(26,704)
Net loss per common share, basic and diluted	$(0.26)	$(0.29)	$(0.94)	$(0.75)
Weighted-average shares used in computing net loss per common share, basic and diluted	44,650,611	41,554,876	43,436,329	35,404,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,674)	$(11,859)	$(40,683)	$(26,704)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,150)	16	(3,684)	519
Net change in unrealized gain on marketable securities, net of tax	6	(4)	15	15
Total other comprehensive income (loss)	(1,144)	12	(3,669)	534
Total comprehensive loss	$(12,818)	$(11,847)	$(44,352)	$(26,170)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2022	44,344,364	$5	$270,672	2,798,058	$(30,431)	$(4,535)	$(130,809)	$104,902
Stock-based compensation (RSUs)	687,189	—	4,457	—	—	—	—	4,457
Net loss	—	—	—	—	—	—	(11,674)	(11,674)
Other comprehensive loss	—	—	—	—	—	(1,144)	—	(1,144)
Balance as of September 30, 2022	45,031,553	$5	$275,129	2,798,058	$(30,431)	$(5,679)	$(142,483)	$96,541

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	41,307,336	$4	$245,452	2,798,058	$(30,431)	$(2,304)	$(82,648)	$130,073
Stock-based compensation (RSUs)	375,435	—	6,227	—	—	—	—	6,227
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Net loss	—	—	—	—	—	—	(11,859)	(11,859)
Other comprehensive income	—	—	—	—	—	12	—	12
Balance as of September 30, 2021	41,682,771	$4	$246,205	2,798,058	$(30,431)	$(2,292)	$(94,507)	$118,979

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	42,033,637	$4	$251,659	2,798,058	$(30,431)	$(2,010)	$(101,800)	$117,422
Stock-based compensation (RSUs)	2,997,916	1	23,470	—	—	—	—	23,471
Net loss	—	—	—	—	—	—	(40,683)	(40,683)
Other comprehensive loss	—	—	—	—	—	(3,669)	—	(3,669)
Balance as of September 30, 2022	45,031,553	$5	$275,129	2,798,058	$(30,431)	$(5,679)	$(142,483)	$96,541

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	30,288,687	$3	$93,628	2,798,058	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	303,171	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (2)	(469,343)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	1,310,550	—	16,556	—	—	—	—	16,556
Warrants exercised for common stock	249,706	—	2,872	—	—	—	—	2,872
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Fair value of warrants	—	—	(326)	—	—	—	—	(326)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	8,400,000	1	99,050	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (3)	1,600,000	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(26,704)	(26,704)
Other comprehensive income	—	—	—	—	—	534	—	534
Balance as of September 30, 2021	41,682,771	$4	$246,205	2,798,058	$(30,431)	$(2,292)	$(94,507)	$118,979

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

(3)

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

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(40,683)	$(26,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,557	8,976
Stock-based compensation	19,706	15,090
Provision for doubtful accounts	1,420	792
Realized gains on marketable securities	15	17
Employee benefit obligation	886	244
Change in fair value of warrant liability	(849)	664
Reversal of accrued interest on forward share purchase agreement	—	(659)
Non-cash interest expense	1,497	745
Deferred taxes	700	(6,872)
Change in operating assets and liabilities:
Trade receivables	(5,945)	(12,735)
Other current assets	2,086	(2,683)
Deferred cost	(6)	87
Other long-term assets	(1,451)	1,421
Accounts payable	11,677	4,797
Other current liabilities	5,895	1,413
Deferred revenue	(3,818)	7,051
Long-term liabilities	(120)	439
Net cash provided by (used in) operating activities	8,567	(7,917)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,165)	(52,224)
Sale of short-term investments	6,495	20,546
Purchase of property and equipment	(1,758)	(842)
Capitalized software development costs	(6,564)	(3,148)
Purchase of intangible assets	(17)	(24)
Acquisition of mGage, net of cash acquired	—	(195,346)
Acquisition of Bandyer, net of cash acquired	(1,005)	(13,304)
Net cash used in investing activities	(4,014)	(244,342)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	(1,497)	440
Borrowings on term loans	2,519	1,268
Repayments on term loans	(6,884)	(4,874)
Proceeds from issuance of convertible notes, net of issuance costs	—	188,637
Repayments on notes	—	(7,500)
Receipts related to forward share purchase agreements	—	17,045
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	—	99,051
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	—	1,244
Proceeds from the exercise of common stock warrants	—	2,872
Repurchase of warrants	—	(5,474)
Repayments on capital lease	(59)	(103)
Net cash provided by (used in) financing activities	(5,921)	292,606
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,359)	(1,276)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,727)	39,071
Cash, cash equivalents and restricted cash, beginning of period (1)	91,702	32,970
Cash, cash equivalents and restricted cash, end of period (1)	$86,975	$72,041
Supplemental disclosures of cash flow information:

Cash paid for interest	$6,684	$1,019
Cash paid for income taxes	$202	$424
Non-cash investing and financing activities
Change in value of forward share purchase agreements	$—	$(483)
Common stock issued to Vivial equity holders (mGage acquisition)	$—	$18,832
Stock-based compensation capitalized as software development costs	$—	$770
Conversion of convertible note to common stock	$—	$2,295
Restricted stock units granted to employees for bonuses	$3,764	$—
Fair value of warrant liability	$—	$344
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$—	$(18)
Consideration payable	$468	$1,738

______________________

(1)

As of September 30, 2022, includes $86.5 million of cash and cash equivalents and $439,000 of restricted cash; as of December 31, 2021, includes $90.0 million of cash and cash equivalents and $1.7 million of restricted cash.

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

Kaleyra’s underlying technology used in the platform is the same across all its communication services which can generally be described as “omni-channel mobile-first interactive notifications via a public or private cloud implementation”.

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

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of fiscal year 2020. On March 26, 2021, a wholly owned subsidiary of Campaign Registry Inc. was incorporated under the laws of Canada, with the registered office in Vancouver, British Columbia. This new subsidiary was established with the goal to further expand the registry legacy business in North America.

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

On July 1, 2021, Kaleyra completed a company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., which subsequently changed its name into Kaleyra US Inc., as a result of the reorganization. As a result of the Merger, Kaleyra US Inc. became the holding company and one hundred percent (100%) owner of Kaleyra UK Limited - previously known as mGage Europe Ltd. (UK) and mGage SA de SV (Mexico).

On July 8, 2021, Kaleyra completed the acquisition of Bandyer Srl (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real-time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of uses, including Augmented Reality (“AR”) applications for smart glasses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022.

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

Liquidity

The Company evaluated its ability to continue as a going concern. The Company has positive cash flows from operating activities for both the three and nine months ended September 30, 2022, mainly as the consequence of net working capital improvements. The condensed consolidated balance sheet as of September 30, 2022 includes total current assets of $179.2 million and total current liabilities of $112.0 million, resulting in net current assets of $67.3 million and a short-term net financial position of $73.5 million.

Considering the typical financial cycle of the Company, the Company’s management believes that the Company’s cash and availability of borrowings will be sufficient to support its planned operations for at least the next 12 months from the date these condensed consolidated financial statements were issued.

Business seasonality

Historically, the Company has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. The Company typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to the Company’s customers sending more messages to their end-user customers who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications related to electronic payments, credit card transactions and e-commerce orders.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Kaleyra US Inc., Kaleyra UK Limited, Buc Mobile and Campaign Registry, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both the three and nine months ended September 30, 2022, there was no customer that individually accounted for more than 10% of the Company’s consolidated total revenue. In the three and nine months ended September 30, 2021, Kaleyra had one and zero individual customer that accounted for more than 10% of Kaleyra’s revenues, respectively. As of September 30, 2022 and December 31, 2021, zero and one individual customer, respectively, accounted for more than 10% of the Company’s consolidated total trade receivables. Trade receivables accounted for by that one customer amounted to $9.6 million as of December 31, 2021.

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

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which is aimed to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, which resulted in the embedded conversion features of the Merger Convertible Note not being separately recognized from the host contract pursuant to their scope exception from derivative accounting under ASC 815-10-15-74(a). The interest make-whole payment feature provided by the Merger Convertible Note met the definition of a derivative but did not fall within the above scope exception, nonetheless its value was de minimis and as such no amount was recorded in the consolidated financial statements at the time of the issuance of the Merger Convertible Notes nor at any subsequent reporting date.

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). The updates in ASU 2020-05 followed the updates to effective dates set forth within ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update were often magnified for private companies and smaller public companies. Those challenges became significantly amplified by the business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments of ASU 2020-05, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted, which means that an entity may choose to implement Leases before those deferred effective dates. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the “right-to-use” asset and corresponding lease liability. The Company plans to adopt ASC Topic 842 – Leases in its fiscal year ending December 31, 2022, by utilizing the modified retrospective transition approach, which will result in an estimated current period adjustment as of January 1, 2022 related to the recognition of a right-of-use asset and corresponding lease liability between $3.0 million and $4.0 million on its consolidated balance sheet.

In February 2020, the FASB issued ASU 2020-02 “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)”. This ASU guidance is applicable upon a registrant’s adoption of Accounting Standards Codification (“ASC”) Topic 326. This ASU also adds a note to an SEC paragraph pursuant to the issuance of ASU 2019-10 and certain effective dates amended therein, as noted below.

On November 15, 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a)ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses) (“ASU 2016-13”). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, at the time the ASU was issued, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company plans to adopt ASC Topic 326 – Credit Losses in its quarter ending March 31, 2023, by utilizing the Current Expected Credit Losses (CECL) financial model to measure impairment on financial assets, mainly referring to trade receivables.

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

c) ASU 2016-02, Leases (Topic 842). The effective dates for Leases after applying ASU 2019-10 are as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU was delayed for one additional year following the issuance of ASU 2020-05.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 for public business entities and for fiscal years ending after December 15, 2021 for all other entities. The Company has already evaluated the impact of this standard and has concluded that its adoption will not have a material impact on its consolidated financial statements for the fiscal year ending December 31, 2022.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removed the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments— Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU was delayed for two years following the issuance of ASU 2019-10.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As noted above, the effective date of this ASU was delayed for two years following the issuance of ASU 2019-10 as amended by ASU 2020-05.

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

During the three months ended June 30, 2022, Kaleyra redetermined the value of deferred tax assets on loss carryforward following the filing of mGage Group Holding’s pre-affiliation tax return and remeasured the tax effected values of its identified finite-lived intangible assets based upon the tax rates calculated in each domestic and foreign tax jurisdiction, including the UK. The measurement period adjustment was recognized through a net decrease of $5.1 million in the current period condensed consolidated balance sheet line item “Deferred tax assets”, a decrease of $2.0 million in the current period condensed consolidated balance sheet line item “Deferred tax liability” and a net increase of $3.1 million in the current period condensed consolidated balance sheet line item “Goodwill”.

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

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the three months ended September 30, 2022 was $26.8 million, and net loss of $8.2 million.

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the nine months ended September 30, 2022 was $89.1 million, and net loss of $11.1 million.

Acquisition of Bandyer

On July 8, 2021, Kaleyra completed the acquisition of the entire share capital of Bandyer, a company based in Italy that offers cloud-based audio/video communications services to Italian financial institutions, retail companies, utilities, insurance, human resources and digital healthcare organizations (the “Bandyer Acquisition”). Bandyer’s services are suitable for different industries and completely compatible with any device and expand and complete Kaleyra’s already wide offering of communication channels.

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

On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A.. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities have been incorporated under Kaleyra S.p.A. effective January 1, 2022.

On April 4, 2022, following the above Price Adjustment and pursuant to the terms of the purchase agreement, Kaleyra paid an aggregate of $1.1 million (€1.0 million) out of the escrow account as remaining consideration for the Bandyer Acquisition. As of September 30, 2022 the resulting balance of the escrow account that was originally retained at the acquisition date amounted to $439,000 (€451,000).

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

4. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Hierarchy as of September 30, 2022			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$567	$—	$—	$567
Certificates of deposit (2)	—	57	—	57
Interest rate swap (3)	—	55	—	55
Total Assets	$567	$112	$—	$679
Liabilities:
Warrant liability (4)	$—	$39	$—	$39
Total Liabilities	$—	$39	$—	$39
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.

(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term assets”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 16 – Warrants – for further details.

	Fair Value Hierarchy as of December 31, 2021			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$602	$—	$—	$602
Certificates of deposit (2)	—	5,634	—	5,634
Total Assets	$602	$5,634	$—	$6,236
Liabilities
Interest rate swap (3)	$—	$35	$—	$35
Warrant liability (4)	—	889	—	889
Total Liabilities	$—	$924	$—	$924
(1)	Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)	Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(3)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.
(4)	Included in the condensed consolidated balance sheet line item “Other long-term liabilities”. See Note 16 – Warrants – for further details.

The values of short-term investments as of September 30, 2022 and as of December 31, 2021 were as follows (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$552	$15	$—	$567	$572	$30	$—	$602
Certificates of deposit	55	—	—	55	5,634	—	—	5,634

There were no transfers into or out of Level 2 or Level 3 for the nine months ended September 30, 2022 and the year ended December 31, 2021.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of September 30, 2022 and December 31, 2021, was €5.6 million ($5.5 million) and €5.8 million ($6.6 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021	2022	2021
Interest rate swap	Financial income (expense), net	$51	$16	$93	$57

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of September 30,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest rate swap	Other long-term liabilities	$—	$(35)
Interest rate swap	Other long-term assets	57	—

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

Balance as of December 31, 2021	$110,465
Purchase price adjustments in the period	3,160
Effect of exchange rate	(2,844)
Balance as of September 30, 2022	$110,781

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$38,942	$9,722	$29,220	$40,416	$5,393	$35,023
Customer relationships	85,375	15,421	69,954	86,792	8,597	78,195
Trade names	12,922	2,154	10,768	13,060	952	12,108
Patent	135	68	67	131	61	70
Total amortizable intangible assets	$137,374	$27,365	$110,009	$140,399	$15,003	$125,396

Amortization expense was $13.0 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Total estimated future amortization expense as of September 30, 2022 is as follows (in thousands):

As of September 30, 2022
2022 (remaining three months)	$4,131
2023	16,457
2024	16,361
2025	16,291
2026	16,222
2027 and thereafter	40,547
Total	$110,009

As of September 30, 2022, the Company has evaluated the existence of impairment indicators that would indicate that the carrying amount of the amortizable intangible assets may not be recoverable concluding there are no impairment write-offs in the period.

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Receivables from suppliers	$616	$483
Credit for tax other than income tax	466	675
VAT receivables	379	—
Income tax receivables	193	1,195
Other receivables	312	246
Total other current assets	$1,966	$2,599

Other long-term assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Non-current income tax credit (advances and tax reduced at sources)	$1,319	$53
Interest rate swaps	57	—
Miscellaneous	364	346
Total other long-term assets	$1,740	$399

8. BANK AND OTHER BORROWINGS

As of September 30, 2022 and December 31, 2021, the current portion of bank and other borrowings amounts to $13.7 million and $15.8 million, respectively. As of September 30, 2022, this item was comprised of $10.5 million of the current portion of bank and other borrowings and $3.3 million of credit line facilities. As of December 31, 2021, this item was comprised of $10.5 million of the current portion of bank and other borrowings and $5.3 million of credit line facilities.

Credit line facilities

As of September 30, 2022, the Company had credit line facilities denominated in Euro for a total amount of $4.9 million, of which $3.3 million had been used. As of December 31, 2021, the Company had credit line facilities denominated in Euro for $6.7 million, of which $5.3 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 0.5% - 2.2%. The weighted average interest rate on those credit line facilities outstanding as of September 30, 2022 was 1.15%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest Contractual Rate	As of September 30,	As of December 31,
	2022	2021	Maturity	as of September 30, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,151	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	61	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,413	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	917	1,833	August 2023	Euribor 3 months + 3.90%	5.07%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	—	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	1,759	2,872	April 2024	Euribor 3 months + 3.10%	4.27%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	7,276	8,961	June 2026	Euribor 3 months + 2.15%	3.32%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,349	5,927	July 2026	Euribor 3 months + 2.20%	3.37%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	—	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	652	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	259	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	3,182	5,014	September 2024	Euribor 3 months + 3.00%	4.17%	2.43%
Banco BPM S.p.A. (Line 4)	2,417	—	July 2025	Euribor 3 months + 1.95%	3.12%	—
Simest 1	122	189	December 2023	0.50%	0.50%	0.50%
Simest 2	122	188	December 2023	0.50%	0.50%	0.50%
Simest 3	223	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,053	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	24,956	33,418
Less: current portion	10,468	10,508
Total long-term portion	$14,488	$22,910

All bank and other borrowings are unsecured borrowings of the Company.

On February 23, 2021, the Company entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. – Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. – Line 2”). The amendments each provide that certain financial covenants be amended, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio. Upon the approval of the audited statutory financial statements of Kaleyra S.p.A. for the year ended December 31, 2020 in June 2021, the calculated net financial position/gross operating income ratio failed to comply with the amended terms of the unsecured loan agreement with Intesa Sanpaolo S.p.A. As a result of such failure, Intesa Sanpaolo S.p.A. was entitled to raise the interest rate bearing on the existing financing agreements of Intesa Sanpaolo S.p.A. by fifty (50) bps. No principal amount was subject to early reimbursement under the amended terms of the loan agreement. On August 3, 2021, the Company was notified by Intesa Sanpaolo S.p.A. of their resolution to apply the incremental fifty (50) bps to the interest rate bearing on future payments of interest. In the audited fiscal year ended December 31, 2021, Kaleyra successfully complied with financial covenants in place with Intesa Sanpaolo S.p.A..

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

On September 15, 2021, the principal amount of $1.3 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing and Co-financing, respectively, was disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A..

On July 28, 2022, the Company entered into a new unsecured loan agreement with Banco Popolare di Milano S.p.A. for a total principal amount of $2.5 million (€2.5 million at the July 28, 2022 exchange rate) with a duration of 36 months and bearing interest rate equal to Euribor 3 months + 1.95%.

As of September 30, 2022, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

Interest expense on bank and other borrowings was $143,000 and $172,000 for the three months ended September 30, 2022 and 2021, respectively.

Interest expense on bank and other borrowings was $432,000 and $542,000 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company is obliged to make payments as follows (in thousands):

As of September 30, 2022
2022 (remaining three months)	$2,795
2023	9,742
2024	6,302
2025	3,874
2026	2,112
2027 and thereafter	131
Total	$24,956

9. NOTES PAYABLE

Notes payable – Other

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and, collectively, the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation shall initially be 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company filed the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes is a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

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

As of September 30, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $49,000. This note payable is included in “Current portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

In connection with the issuance of the Merger Convertible Notes pursuant to the terms of the Convertible Note Subscription Agreements, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in respect of the $200 million of Merger Convertible Notes that were issued to the Convertible Note Investors.

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

As of September 30, 2022, the outstanding amount of the Merger Convertible Notes was $191.2 million, net of issuance costs. During the three and nine months ended September 30, 2022, contractual interest expense amounted to $3.1 million and $9.2 million, respectively, and amortization of the debt issuance costs amounted to $507,000 and $1.5 million, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2021	$(2,046)	$36	$(2,010)
Other comprehensive income (loss)	(634)	5	(629)
As of March 31, 2022	$(2,680)	$41	$(2,639)
Other comprehensive income (loss)	(1,900)	4	(1,896)
As of June 30, 2022	$(4,580)	$45	$(4,535)
Other comprehensive income (loss)	(1,150)	6	(1,144)
As of September 30, 2022	$(5,730)	$51	$(5,679)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,836)	$10	$(2,826)
Other comprehensive income (loss)	1,105	(4)	1,101
As of March 31, 2021	$(1,731)	$6	$(1,725)
Other comprehensive income (loss)	(602)	23	(579)
As of June 30, 2021	$(2,333)	$29	$(2,304)
Other comprehensive income (loss)	16	(4)	12
As of September 30, 2021	$(2,317)	$25	$(2,292)

11. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued contractual interest on Merger Convertible Notes	$4,061	$1,024
Liabilities for tax other than income tax	975	1,210
Social security liabilities	343	522
Current tax liabilities	632	945
Accrued financial interest	84	139
Capital leases	47	65
VAT payables	—	476
Other miscellaneous	2,936	3,893
Total other current liabilities	$9,078	$8,274

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Warrant liability	$39	$889
Capital leases	76	129
Interest rate swaps	—	35
Other miscellaneous	670	787
Total other long-term liabilities	$785	$1,840

12. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in the United States, India and Italy. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$35,933	$25,305	$87,970	$41,397
India	15,834	21,969	56,596	47,282
Italy	16,162	20,547	49,317	55,798
Europe (excluding Italy)	6,983	1,712	19,907	4,969
South America	1,237	9,214	12,795	11,666
Rest of the world	7,767	5,278	18,921	16,619
Total	$83,916	$84,025	$245,506	$177,731

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	42.7%	30.1%	35.8%	23.3%
India	18.9%	26.1%	23.1%	26.6%
Italy	19.3%	24.5%	20.1%	31.4%
Europe (excluding Italy)	8.3%	2.0%	8.1%	2.8%
South America	1.5%	11.0%	5.2%	6.6%
Rest of the world	9.3%	6.3%	7.7%	9.3%

As of September 30, 2022, the majority of the Company’s long-lived assets are located in United States. The following table sets forth long-lived assets by geographic area as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30,	As of December 31,
	2022	2021
United States	$10,712	$10,027
India	5,173	3,778
Italy	4,501	4,391
Rest of the world	721	615
Total	$21,107	$18,811

	As of September 30,	As of December 31,
	2022	2021
United States	50.8%	53.3%
India	24.5%	20.1%
Italy	21.3%	23.3%
Rest of the world	3.4%	3.3%

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various operating lease agreements that expire over various years in the next seven years. The Company’s Milan office lease contains an option to renew the lease for six years under terms and conditions set forth in the lease agreement. Certain of the Company’s leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense was $413,000 and $426,000 for the three months ended September 30, 2022 and 2021, respectively. Rent expense was $1.2 million and $867,000 for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments under leasing obligations as of September 30, 2022 are as follows (in thousands):

	As of September 30, 2022
	Operating Leases	Capital Leases	Total
2022 (remaining three months)	$399	$13	$412
2023	985	52	1,037
2024	740	52	792
2025	688	15	703
2026	475	—	475
2027 and thereafter	751	—	751
Total minimum lease payments	$4,038	$132	$4,170

Future minimum lease payment under capital leases as of September 30, 2022 consisted of the following (in thousands):

As of September 30, 2022
Capital Leases
Total payments	$132
Less: interest portion	9
Net capital lease obligation	$123
Less: current portion	47
Long term portion	$76

The current and long-term portion of the future minimum lease payments under capital lease are included in the condensed consolidated balance sheet line item “Other current liabilities” and “Other long-term liabilities”, respectively.

Contingencies

As of September 30, 2022, the Company had contingent liabilities of $115,000, relating to a tax appeal of Solutions Infini for which no provision was recognized as its occurrence was deemed remote.

14. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the nine months ended September 30, 2022:

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2021	4,374,021	$10.33
Vested	(2,998,228)	$7.59
Granted	3,003,636	$5.57
Cancelled	(326,658)	$9.47
Non-vested as of September 30, 2022	4,052,771	$8.89

RSUs compensation expense for the three and nine months ended September 30, 2022 was $4.5 million and $19.7 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$779	$1,311	$3,401	$3,088
Sales and marketing	536	518	2,481	1,906
General and administrative	3,142	3,991	13,824	10,096
Total	$4,457	$5,820	$19,706	$15,090

As of September 30, 2022, there was $16.5 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.40 years.

15. INCOME TAXES

The tax expense and the effective tax rate resulting from operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(11,050)	$(11,093)	$(39,463)	$(33,312)
Income tax expense (benefit)	624	766	1,220	(6,608)
Effective tax rate	(5.65%)	(6.91%)	(3.09%)	19.84%

The decrease in the effective tax rate for the three and nine months ended September 30, 2022, as compared to three and nine months ended September 30, 2021, was mainly driven by the effects of ASC 805 purchase accounting in the prior year.

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

As of January 1, 2022, new tax regulations are in place in the US. In order to fully comply with these new requirements, research and development expenses can no longer be deducted when incurred but instead they will be capitalized only for tax purposes and will be amortized over a five or fifteen-year period. The amount to be capitalized for tax purposes will be determined as part of the annual tax provision calculation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law.  Many of the provisions are not expected to impact the Company. However, to the extent there are transactions classified as stock buybacks, the Company will assess, as part of the annual tax provision calculation, whether the new excise tax will impact any potential future transactions.

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

During the three and nine months ended September 30, 2022, the Company recorded interest income equal to $39,000 and $850,000, respectively, in the condensed consolidated statements of operation line item “Financial expense, net” for the change in fair value of the Private Placement Warrants.

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

As of September 30, 2022, there were 5,440,662 warrants outstanding.

17. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,674)	$(11,859)	$(40,683)	$(26,704)
Weighted average shares used to compute net loss per common share, basic and diluted	44,650,611	41,554,876	43,436,329	35,404,231
Net loss per common share, basic and diluted	$(0.26)	$(0.29)	$(0.94)	$(0.75)

The Company generated a net loss for each of the three and nine months ended September 30, 2022 and 2021. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended September 30, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 9,982,104, and 10,827,900 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 10,058,289, and 11,395,380 for the nine months ended September 30, 2021.

18. TRANSACTIONS WITH RELATED PARTIES

During the three and nine months ended September 30, 2022 and 2021, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.

Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager of the Company. Costs incurred by the Company for the above services were zero and $12,000, respectively, in the three and nine months ended September 30, 2022 (zero and $80,000, respectively, in the three and nine months ended September 30, 2021);

ii.

Alessandra Levy, the spouse of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the marketing team of Kaleyra S.p.A. Ms. Levy received salary and benefits in the amount of $45,000 and $158,000, respectively, for the three and nine months ended September 30, 2022 ($58,000 and $182,000, respectively, in the three and nine months ended September 30, 2021); and

iii.

Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $10,000 and $38,000, respectively, for the three and nine months ended September 30, 2022 ($18,000 and $42,000, respectively, in the three and nine months ended September 30, 2021).

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$10	$18	$38	$42
Sales and marketing	45	58	158	182
General and administrative	—	—	12	80
Financial expense, net	—	—	—	63

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

Revenue is recognized upon the sending of a SMS, a voice pulse (a measurement unit of call duration, typically of thirty or sixty seconds), a license attributed to a user for the platform usage, message or by the authentication of a financial transaction of an end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive in exchange for those services which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 93% of total revenue for both the three and nine months ended September 30, 2022, and (92% and 95%, respectively, of total revenue for the three and nine months ended September 30, 2021).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 7% of total revenue for both the three and nine months ended September 30, 2022 (8% and 5%, respectively, of total revenue for the three and nine months ended September 30, 2021).

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability.

As of September 30, 2022 and December 31, 2021, the Company recorded $5.3 million and $9.6 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and nine months ended September 30, 2022, the Company recognized $1.4 million and $7.0 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

On February 22, 2019, the Company (f/k/a GigCapital, Inc.) entered into the Stock Purchase Agreement by and among the Company, Kaleyra S.p.A., Shareholder Representative Services LLC, as representative for the holders of the ordinary shares of Kaleyra S.p.A. immediately prior to the closing of the Business Combination, and all of the stockholders of all of the Kaleyra S.p.A. stock (collectively, such Kaleyra S.p.A. stockholders, the “Sellers”), for the purpose of the Company acquiring all of the shares of Kaleyra S.p.A.. GigCapital Inc. was incorporated in Delaware on October 9, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communication services provider on a global scale. Kaleyra operates in the CPaaS market with operations in Italy, India, UK, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc.

Kaleyra provides mobile communication services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary Platforms, Kaleyra manages multi-channel integrated communication services on a global scale, consisting of inbound/outbound messaging solutions, programmable voice and IVR configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

On July 29, 2020, Kaleyra registered a German branch of Kaleyra S.p.A. with the German Chamber Tax Authority of Commerce. Kaleyra established its branch in Germany to expand Kaleyra’s footprint in Central Europe and the Nordic countries and allow it to leverage Kaleyra’s trusted business solutions for customers in additional jurisdictions.

Kaleyra’s subsidiary, Campaign Registry Inc., a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem, began its soft launch during the second quarter of fiscal year 2020, ending up with its first revenue contracts in the second half of 2020. On March 26, 2021, a wholly owned subsidiary of Campaign Registry Inc. was incorporated under the laws of Canada, with the registered office in Vancouver, British Columbia. This new subsidiary was established with the goal to further expand the registry legacy business in North America.

On February 18, 2021, Kaleyra entered into the Merger Agreement with Vivial, Inc. for the acquisition of mGage, a leading global mobile messaging provider (the transaction contemplated by the Merger Agreement, the “Merger”).

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative the Post-Closing Statement setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million, pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 1,600,000 shares of Kaleyra common stock at the $11.77 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million in value. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into the PIPE Subscription Agreements, with the PIPE Investors, pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 8,400,000 shares of Kaleyra common stock to the PIPE Investors at $12.50 per share. Kaleyra also entered into the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of the Merger Convertible Notes.

On July 1, 2021, Kaleyra completed a company reorganization of the acquired business of mGage through the initial dissolution of the Delaware single member LLCs of Vivial Holdings, LLC, Vivial Networks, LLC, and the following merger of mGage, LLC into the surviving holding company, Vivial Inc., which subsequently changed its name into Kaleyra US Inc., as a result of the reorganization. As a result of the merger, Kaleyra US Inc. became the holding company and one hundred percent (100%) owner of Kaleyra UK Limited – previously known as mGage Europe Ltd. (UK) and mGage SA de SV (Mexico).

On July 8, 2021, Kaleyra completed the acquisition of Bandyer for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via WebRTC technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and SDKs based on WebRTC technology for a variety of use cases, including AR applications for smart glasses.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the NYSE under the ticker symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This newly established subsidiary is part of Kaleyra’s broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra’s hub to enter the entire African market.

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

2. Positioning

The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators and OTTs typically are the gateway to reach end-user consumers’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented APIs. APIs allow building omnichannel journeys in a seamless way, with failover capabilities from one channel to another. In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to program communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-user customers to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

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

Kaleyra’s customers are primarily enterprises that use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support, competitive pricing, and collaborative approach. In particular, Kaleyra is listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2022) as a co-creator, in other words, a CPaaS focused on a consultative business model that charges customers charge through a combination of CPaaS usage, platform fee and professional service fees. Kaleyra also partners with consulting companies and digital transformation players worldwide to go to market together. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022.

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

3. Business

During the three and nine months ended September 30, 2022, Kaleyra processed nearly 11.6 billion and 39.5 billion billable messages, respectively, and 2.4 billion and 5.8 billion voice calls, respectively. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra has over 650 employees across the four regions.

Kaleyra has customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three and nine months ended September 30, 2022 Kaleyra had no individual customer which accounted for more than 10% of Kaleyra’s consolidated total revenue. In the three and nine months ended September 30, 2021 Kaleyra had one and zero individual customer which accounted for more than 10% of Kaleyra’s revenues, respectively.

For the three and nine months ended September 30, 2022, 93.6% and 95.0% of revenues, respectively, came from customers that have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments to strengthen its product portfolio, expand its global presence, and in particular into the North America markets, recruit world-class talent and target accretive acquisitions to capitalize on its growing market penetration opportunities and value creation.

For the three and nine months ended September 30, 2022 and 2021, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended September 30, 2022, the number of messages delivered to customers decreased by 14.0%, compared to the three months ended September 30, 2021, and the number of voice calls connected to customers increased by 59.2%, compared to the three months ended September 30, 2021. In the nine months ended September 30, 2022, the number of messages delivered to customers increased by 36.1%, compared to the nine months ended September 30, 2021, and the number of voice calls connected to customers increased by 42.3%, compared to the nine months ended September 30, 2021. The nine-month increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the series of variant strains, and the deriving fluctuations in revenue generating traffic and Kaleyra’s services resulting therein.

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

Kaleyra US Inc. contributed $26.8 million and $89.1 million, respectively, to the consolidated total revenues in the three and nine months ended September 30, 2022 after it was consolidated and represented 32.0% and 36.3% of the consolidated revenues, respectively, for the three and nine months ended September 30, 2022.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. Notwithstanding the recent improvements in the spread of the pandemic, mostly as a result of the worldwide vaccine campaigns and the numerous measures implemented by various governmental authorities and private enterprises to contain the pandemic, disruptions to the global economies caused by COVID-19 may continue to trigger an extended period of economic uncertainties. The magnitude and duration of the disruptive effects of the pandemic in business activity and operations cannot be measured with any degree of certainty, also considering the series of variant strains, and the deriving fluctuations in revenue generating traffic and Kaleyra’s services resulting therein. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$83,916	$84,025	$(109)	(0%)
Cost of revenue	67,226	64,414	2,812	4%
Gross profit	16,690	19,611	(2,921)	(15%)
Operating expenses:
Research and development	5,246	7,163	(1,917)	(27%)
Sales and marketing	7,181	7,272	(91)	(1%)
General and administrative	13,498	12,631	867	7%
Total operating expenses	25,925	27,066	(1,141)	(4%)
Loss from operations	(9,235)	(7,455)	1,780	24%
Other income, net	37	66	(29)	(44%)
Financial expense, net	(3,627)	(3,542)	85	2%
Foreign currency income (loss)	1,775	(162)	1,937	NM
Loss before income tax expense	(11,050)	(11,093)	(43)	0%
Income tax expense	624	766	(142)	(19%)
Net loss	$(11,674)	$(11,859)	$(185)	(2%)

NM = Not meaningful

Revenue

In the three months ended September 30, 2022, revenue decreased by $109,000, compared to the three months ended September 30, 2021, and are in line with prior period despite the adverse effect of foreign exchange rates.

Cost of Revenue and Gross Profit

In the three months ended September 30, 2022, cost of revenue increased by $2.8 million, or 4%, compared to the three months ended September 30, 2021. The increase in cost of revenue was primarily attributable to the effects of higher connectivity costs temporarily incurred during the initial delivery phase of new customer accounts that generated significant transaction volumes in the three months ended September 30, 2022.

Operating Expenses

In the three months ended September 30, 2022, research and development expenses decreased by $1.9 million, or 27%, compared to the three months ended September 30, 2021. Research and development expenses included the allocation of $779,000 of stock-based compensation in the three months ended September 30, 2022, compared to $1.3 million in the three months ended September 30, 2021. Excluding such costs and $2.1 million in capitalized software development costs, compared to $1.5 million capitalized costs in the three months ended September 30, 2021, research and development expenses would have decreased by $838,000.

In the three months ended September 30, 2022, sales and marketing expenses decreased by $91,000, or 1%, compared to the three months ended September 30, 2021. Sales and marketing expenses included the allocation of $536,000 of stock-based compensation in the three months ended September 30, 2022, compared to $518,000 in the three months ended September 30, 2021. Excluding such costs, sales and marketing expenses would have decreased by $109,000.

In the three months ended September 30, 2022, general and administrative expenses increased by $867,000, or 7%, compared to the three months ended September 30, 2021. General and administrative expenses included (i) $3.1 million of stock-based compensation in the three months ended September 30, 2022, compared to $4.0 million in the three months ended September 30, 2021; and (ii) $77,000 of mGage acquisition transaction costs and $138,000 of transaction costs in the three months ended September 30, 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $1.8 million, mainly due to an increase in the provision for bad debt and consultancy and advisory costs, and the increase in headcount compared to the same period of last year.

Financial Expense, Net

In the three months ended September 30, 2022, financial expense, net decreased by $85,000, compared to the same period last year.

Foreign Currency Income (Loss)

In the three months ended September 30, 2022, foreign currency income increased by $1.9 million, compared to the three months ended September 30, 2021. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense

In the three months ended September 30, 2022, income tax benefit decreased by $142,000, from an income tax expense of $766,000 to an income tax expense of $624,000.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$245,506	$177,731	$67,775	38%
Cost of revenue	192,428	141,333	51,095	36%
Gross profit	53,078	36,398	16,680	46%
Operating expenses:
Research and development	16,401	14,313	2,088	15%
Sales and marketing	21,507	14,791	6,716	45%
General and administrative	45,472	35,597	9,875	28%
Total operating expenses	83,380	64,701	18,679	29%
Loss from operations	(30,302)	(28,303)	(1,999)	(7%)
Other income, net	120	158	(38)	(24%)
Financial expense, net	(10,196)	(5,169)	5,027	97%
Foreign currency income	915	2	913	NM
Loss before income tax expense (benefit)	(39,463)	(33,312)	6,151	18%
Income tax expense (benefit)	1,220	(6,608)	7,828	118%
Net loss	$(40,683)	$(26,704)	$13,979	52%

NM = Not meaningful

Revenue

In the nine months ended September 30, 2022, revenue increased by $67.8 million, or 38%, compared to the nine months ended September 30, 2021. This increase was mainly driven by the effects of the business combination with mGage, which contributed $89.1 million in the nine months ended September 30, 2022 as compared to $44.1 million from the date of the business combination through September 30, 2021, and the organic growth of the Kaleyra legacy businesses, representing 17% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In the nine months ended September 30, 2022, cost of revenue increased by $51.1 million, or 36%, compared to the nine months ended September 30, 2021. The increase in cost of revenue was primarily attributable to the impact of the full nine months of consolidation of mGage and the amortization of acquired intangible assets. In the nine months ended September 30, 2022, gross profit increased by 46% compared to the nine months ended September 30, 2021, mainly driven by the effects of the business combination with mGage.

Operating Expenses

In the nine months ended September 30, 2022, research and development expenses increased by $2.1 million, or 15%, compared to the nine months ended September 30, 2021. Research and development expenses included the allocation of $3.4 million of stock-based compensation in the nine months ended September 30, 2022, compared to $3.1 million of stock-based compensation in the nine months ended September 30, 2021. Excluding such costs and $6.6 million in capitalized software development costs, compared to $3.1 capitalized costs in the nine months ended September 30, 2021, research and development expenses would have increased by

$5.2 million. This increase was primarily due to Kaleyra US Inc. research and development expenses of the period equal to $9.5 million, compared to $5.3 million, which are referred to the period starting from the business combination through September 30, 2021.

In the nine months ended September 30, 2022, sales and marketing expenses increased by $6.7 million, or 45%, compared to the nine months ended September 30, 2021. Sales and marketing expenses included the allocation of $2.5 million of stock-based compensation in the nine months ended September 30, 2022, compared to $1.9 million in the nine months ended September 30, 2021. Excluding such costs, sales and marketing expenses would have increased by $6.1 million. Such increase was primarily driven by Kaleyra US Inc. sales and marketing expenses of the period equal to $13.5 million, compared to $5.5 million, which are referred to the period starting from the business combination through September 30, 2021.

In the nine months ended September 30, 2022, general and administrative expenses increased by $9.9 million, or 28%, compared to the nine months ended September 30, 2021. General and administrative expenses included (i) $13.8 million of stock-based compensation in the nine months ended September 30, 2022, compared to $10.1 million in the nine months ended September 30, 2021; and (ii) $233,000 of mGage and Bandyer acquisition transaction costs and $5.6 million of transaction costs in the nine months ended September 30, 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $11.6 million, mainly due to Kaleyra US Inc. general and administrative expenses of the period equal to $10.6 million, compared to $1.5 million, which are referred to the period starting from the business combination through September 30, 2021.

Financial Expense, Net

In the nine months ended September 30, 2022, financial expense, net increased by $5.0 million, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $9.2 million and $1.5 million, respectively, partially offset by the decrease in the fair value of the private warrant liability of $849,000. The same period last year accounted for the accrued contractual interest expense and amortization of issuance costs amounting to $4.1 million and $605,000, respectively, and $664,000 in change in fair value of the private warrant liability, partially offset by the non-recurring reversal of interest expense on a forward share purchase agreement of $659,000. Excluding the net change in fair value of the warrant of $849,000 and the interest expense on convertible notes of $10.7 million, financial expense, net would have decreased by $111,000.

Foreign Currency Income

In the nine months ended September 30, 2022, foreign currency income increased by $913,000, compared to the nine months ended September 30, 2021. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense (Benefit)

In the nine months ended September 30, 2022, income tax expense increased by $7.8 million, from an income tax benefit of $6.6 million to an income tax expense of $1.2 million. The material amount of income tax benefit from the prior period is mainly driven by the $5.8 million release of the valuation allowance related to previously reserved deferred tax assets which the Company has determined will be utilized in the future to offset net deferred tax liabilities related to the mGage acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had $86.5 million of cash and cash equivalents, $439,000 of restricted cash and $622,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $87.6 million in cash, restricted cash and short-term investments, $49.0 million was held in U.S. banks, $28.0 million was held in Italy, $8.9 million was held in India with the remainder held in other banks. As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments.

The condensed consolidated balance sheets as of September 30, 2022 includes total current assets of $179.2 million and total current liabilities of $112.0 million, resulting in net current assets of $67.3 million and a short-term net financial position of $73.5 million.

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

On February 18, 2021, and for the purposes of raising the cash portion of the consideration for the Merger, Kaleyra entered into the PIPE Subscription Agreements with the PIPE Investors and the Convertible Note Subscription Agreements with the Convertible Note Investors, pursuant to which Kaleyra agreed to issue $200 million in aggregate principal of Merger Convertible Notes. Subject to the terms of the Merger Convertible Notes, Kaleyra may opportunistically raise debt capital, subject to market and other conditions, to refinance its existing capital structure at a lower cost of capital and extend the maturity period of certain debt. Additionally, Kaleyra may also raise debt capital for strategic opportunities which may include acquisitions of additional companies, and general corporate purposes. If additional financing is required from outside sources, Kaleyra may not be able to raise it on terms acceptable to it or at all. If Kaleyra is unable to raise additional capital when desired, Kaleyra’s business, operating results and financial condition may be adversely affected.

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of September 30, 2022, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $28.2 million ($38.7 million as of December 31, 2021).

Kaleyra has credit line facilities of $4.9 million as of September 30, 2022, of which $3.3 million has been used. As of December 31, 2021, Kaleyra had credit line facilities of $6.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

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

As of September 30, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $49,000.

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

In connection with the issuance of the Merger Convertible Notes pursuant to the terms of the Convertible Note Subscription Agreements, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in respect of the $200 million of Merger Convertible Notes that were issued to the Convertible Note Investors.

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

As of September 30, 2022, the outstanding amount of the Merger Convertible Notes was $191.2 million, net of issuance costs. During the three and nine months ended September 30, 2022, contractual interest expense on the Merger Convertible Notes amounted to $3.1 million and $9.2 million, respectively, and amortization of the debt issuance costs amounted to $507,000 and $1.5 million, respectively. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding the Notes Payable to the Sellers, Merger Convertible Notes and credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of September 30,	As of December 31,		Interest Contractual Rate	As of September 30,	As of December 31,
	2022	2021	Maturity	as of September 30, 2022	2022	2021
UniCredit S.p.A. (Line A Tranche 1)	$1,151	$2,330	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	61	113	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,413	2,337	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	917	1,833	August 2023	Euribor 3 months + 3.90%	5.07%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	—	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	1,759	2,872	April 2024	Euribor 3 months + 3.10%	4.27%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	7,276	8,961	June 2026	Euribor 3 months + 2.15%	3.32%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,349	5,927	July 2026	Euribor 3 months + 2.20%	3.37%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	—	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	652	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	259	593	June 2023	Euribor 3 months + 2.00%	2.00%	2.00%
Banco BPM S.p.A. (Line 3)	3,182	5,014	September 2024	Euribor 3 months + 3.00%	4.17%	2.43%
Banco BPM S.p.A. (Line 4)	2,417	—	July 2025	Euribor 3 months + 1.95%	3.12%	—
Simest 1	122	189	December 2023	0.50%	0.50%	0.50%
Simest 2	122	188	December 2023	0.50%	0.50%	0.50%
Simest 3	223	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,053	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	24,956	33,418
Less: current portion	10,468	10,508
Total long-term portion	$14,488	$22,910

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$8,567	$(7,917)
Net cash used in investing activities	(4,014)	(244,342)
Net cash provided by (used in) financing activities	(5,921)	292,606
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,359)	(1,276)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,727)	$39,071

In the nine months ended September 30, 2022, cash provided by operating activities was $8.6 million, primarily consisting of $8.3 million of changes in operating assets and liabilities.

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

In the nine months ended September 30, 2022, cash used in investing activities was $4.0 million, primarily consisting of $6.6 million to fund the cost of internally developed software, $1.2 million of purchases in short-term investments, $1.0 million of consideration paid for the Bandyer Acquisition and $1.8 million of purchases of property and equipment, partially offset by $6.5 million of sale in short-term investments.

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

In the nine months ended September 30, 2022, cash used in financing activities was $5.9 million, primarily consisting of $6.9 million of repayments on term loans and $1.5 million of repayments on lines of credit, partially offset by $2.5 million on borrowings on term loans.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom, Canada, Dominican Republic, Greece and India. As of September 30, 2022, the tax years 2016 through the current period remain open to examination in each of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax expense of $624,000 and an income tax expense of $766,000 for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded an income tax expense of $1.2 million and an income tax benefit of $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Foreign Currency Risk

Kaleyra’s condensed consolidated financial statements are presented in U.S. dollars while the functional currency of Kaleyra S.p.A. is the Euro. The functional currency of Solutions Infini is the Indian Rupee, the functional currency of Kaleyra Inc., Buc Mobile, Campaign Registry and Kaleyra US Inc. is the U.S. Dollar, the functional currency of Kaleyra UK Limited is the Great Britain Pound and the functional currency of Solutions Infini FZE is the United Arab Emirates Dirham.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority (the “ICA”) is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing took place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 9803/2021). On December 10, 2021, the ICA filed its appeal to the second instance Court (Council of State) against the Administrative Court first instance decision no. 9803/2021 asking to overrule it. Both Vodafone and Kaleyra submitted their appearances in the judicial proceeding. The public hearing to discuss the appeal has been scheduled before the Council of State on March 16th, 2023. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

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

Item 1A. Risk Factors

Aside from the below items, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We may fail to continue to meet the NYSE listing standards, and as a result our common stock and publicly traded warrants may be delisted, which could have a material adverse effect on the liquidity and trading price of our common stock and warrants and on our ability to raise capital.

Our common stock and publicly traded warrants currently trade on The New York Stock Exchange (“NYSE”). The NYSE has requirements for our equity securities to remain listed on the NYSE, including a rule requiring our common stock to maintain an average minimum closing price of $1.00 per share. On various trading days in October 2022, the closing price of our common stock was below $1.00 per share, and it may fall below $1.00 per share in the future. If the closing price of our common stock remains below $1.00 per share for a period of 30 consecutive trading days, we expect to receive written notice from the NYSE that our common stock and publicly traded warrants would be subject to delisting if we do not regain compliance with the minimum closing price requirement within the time period specified by the NYSE. If we were to receive such a notice, we would be afforded a six month cure period, during which we could regain compliance with the minimum closing price requirement.

If we fail to meet the NYSE listing requirements, NYSE may take steps to delist our securities. There can be no assurance that we will continue to meet the minimum closing price requirement or any other NYSE listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock would be adversely affected, its market prices could decrease, and our ability to raise equity capital and our reputation and relationships business partners could be impaired.

Our business, operating results and cash flows may be adversely affected by a rising rate of inflation.

A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, including as a result of the lagging economic impacts of COVID-19, has resulted in significant inflationary trends mainly in the cost of goods sold, labor and other expenses. These inflationary pressures could affect wages, the cost and our ability to negotiate the cost of the mobile network operators, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Although we generally attempt to pass along higher operating costs to our customers in the form of price increases, there can be a delay between an increase in our operating costs and our ability to raise the prices of our products. Additionally, we may not be able to increase the prices of our products due to other factors including competitive pricing pressure. If we are unable to offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, our business, operating results, cash flows or financial condition could be materially adversely affected. Further, inflation may exacerbate other risks discussed in the “Risk Factors” section disclosed in Form 10-K, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.

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

KALEYRA, INC.

Dated: November 7, 2022	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: November 7, 2022	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)