Form 10-K
period 2022-12-31
Kaleyra, Inc.
filed 2023-03-16
CIK 1719489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38320

Kaleyra, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
85 Broad Street, New York City, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 508 9185

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants to receive one share of Common Stock	KLR WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NYSE Stock Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $63,209,243.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2023 was 13,100,490 (on a post-reverse split basis, before the rounding of fractional shares).

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

Business Overview

Our Vision

Kaleyra provides mobile communications services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively, the “Platforms”), Kaleyra manages multi-channel integrated communications services on a global scale, consisting of inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, Rich Communication Services (RCS), and other types of IP communication services such as e-mail, push notifications, video/audio/chat, and WhatsApp®. The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators and OTTs typically are the gateway to reach end-users’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). APIs allow building omnichannel journeys in a seamless way, with failover capabilities from one channel to another. In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to program communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-users to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

Kaleyra’s vision is to be the CPaaS provider that best aligns with its customers’ and business partners’ communication requirements and outcomes, and the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring, analytics, and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integrations will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

Kaleyra Today

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then expanded its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India in 2017 and Buc Mobile of Vienna, Virginia in 2018. Kaleyra was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company is collectively engaged in the operation of the Platforms on behalf of Kaleyra’s customers.

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communications services provider on a global scale. At the time of the closing of the Business Combination, Kaleyra operated in the CPaaS market with operations primarily in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc..

On October 22, 2019, Kaleyra’s U.S. subsidiary, The Campaign Registry Inc. (“TCR”), was incorporated under the laws of Delaware to promote a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem. TCR started to account for its first revenue in the second half of fiscal year 2020 and revenue has constantly increased since then. On March 26, 2021, a wholly owned subsidiary of TCR was incorporated under the laws of Canada, with the registered office in Vancouver, British Columbia. This new subsidiary was established with the goal to further expand the registry legacy business in North America.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock at the $41.20 per share closing price (on a post-reverse split basis) of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 2,400,000 shares of Kaleyra common stock to the PIPE Investors at $43.75 per share (on a post-reverse split basis). Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer S.r.l. (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses. On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of

Bandyer into the holding company, Kaleyra S.p.A.. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities have been incorporated under Kaleyra S.p.A. effective January 13, 2022.

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American stock exchange and commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KLR.” Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

On October 11, 2021, Kaleyra Africa Ltd, a wholly owned subsidiary of Kaleyra Inc., was incorporated under the law of South Africa with the registered office in Waterfall City, Gauteng. This subsidiary was established as part of Kaleyra's broader strategic plan of expanding into emerging markets whereby South Africa will serve as Kaleyra's hub to enter the entire African market.

On November 15, 2021, pursuant to the provisions of the Merger Agreement, Kaleyra Dominicana, S.R.L., ninety-nine percent (99%) direct ownership of Kaleyra US Inc. and one percent (1%) direct ownership of Kaleyra Inc., was incorporated under the laws of the Dominican Republic with the registered office in Santo Domingo. This subsidiary was established to provide the Kaleyra group with back-office technology support and engage in product development and innovation.

Kaleyra has customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. Kaleyra’s customers are located in regions throughout the world including Europe, Asia Pacific, North and South America. Kaleyra’s revenue by country for the year ended December 31, 2022 is as follows: U.S. (38.9%), India (20.7%), Italy (19.6%) and South America (3.8%). The remainder of the revenue is primarily generated in Europe and Asia in countries other than Italy and India (17.0%).

For the fiscal year ended December 31, 2022, 97% of revenues came from customers of Kaleyra which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments. In continuity with the past, Kaleyra is committed to strengthen its product portfolio, expand its global presence, recruit world-class talent and develop synergies with external players to capitalize on its growing market penetration opportunities and value creation.

Customers

Kaleyra’s customers are primarily global enterprises which use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners which use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support and competitive pricing. In particular, Kaleyra was listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2022) as a co-creator, in other words, a CPaaS focused on a consultative business model that emphasizes consulting services, solves business problems and often pursues specific verticals. Kaleyra also partners with consulting companies and digital transformation players worldwide to go-to-market together. Also, Kaleyra was given the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022, and was ranked as an Established Leader at the forefront of the global CPaaS market by Juniper Research, an independent analyst house, in its latest Competitor Leaderboard (2022).

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises that use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-users. With each relationship, Kaleyra is the link between the financial institutions and their end-users. In linking these two parties, Kaleyra’s Platforms leverage the telecommunications provider to transmit message data to these end-users.

For example, banks and financial institutions deploy Kaleyra’s services that include omnichannel mobile-first password reset, account access, two-factor authentications (“2FA”), transaction notifications, anti-fraud alerts, among other services, via a cloud implementation that meets their strict requirements for security and compliance. Kaleyra’s Platforms have facilitated compliant communications for its existing financial institution customer base in Europe. European Central Bank (“ECB”) regulations have begun to mandate additional customer protection regulations, such as those requiring strong customer authentications for all payment transactions over €30, facilitating the digital transformation of both traditional banks and new entrants. In the financial sector, security and compliance are generally top of mind and the sales process relies on a dedicated local sales team focused on strong integration capabilities with the full suite of services needed to satisfy customer requirements.

Other enterprise customers of Kaleyra use Kaleyra’s cloud communications services as packaged offerings that are easy to configure and manage around key end-user touchpoints. Although these enterprise customers require a lesser level of system integration than financial institution customers do, they still demand a sufficiently flexible system such as that which a cloud solution can provide to facilitate rapid communications system modification to accommodate changes in end-user behaviors. Furthermore, there are other enterprise customers for which connectivity to their end-users is their primary requirement, and these customers are using the Platforms to gain access to mobile network operators worldwide. This additional volume, which is expected to continue to grow as the transformation from e-mail-based communications to messaging-based communications is being enhanced, allows Kaleyra to leverage relationships to sell and resell network connectivity on a more cost-effective basis.

In 2022 and 2021, there was no customer that individually accounted for more than 10% of Kaleyra’s consolidated total revenues.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. Kaleyra typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior takes place due to Kaleyra’s customers sending more messages to their end-users who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce.

The Market for Kaleyra’s Products

The CPaaS market is evolving and is expanding in several directions as enterprise adoption of cloud-based communications occurs. The need for enterprises to provide enhanced omnichannel end-user experiences is driving adoption by enterprises of embedded, real-time interactive communications for enhanced end-user-interfacing interactions. Juniper Research anticipates that CPaaS revenue will reach $32 billion by 2026, rising from $10.2 billion in 2022. Juniper Research also anticipates that SMS will remain the most widely used channel for A2P messaging over the next five years. Despite the rise of rich media messaging and the popularity of OTT messaging applications, the ability to contact both smartphone users and featurephone users, combined with the channel’s impressive open rate, will ensure that brands and enterprises will continue to use A2P SMS messaging. CPaaS revenue from SMS business messaging traffic is expected to reach $24.3 billion globally, rising from $9.4 billion in 2022 (Juniper Research, CPAAS Data & Forecasting 2021-2026, published in September 2021). Juniper Research forecasts that global mobile messaging revenue will increase from $182.5 billion in 2022 to $193.4 billion in 2025. (Juniper Research, Mobile Messaging 2021-2025 Data & Forecasting, published in June 2021).

Kaleyra’s Key Products

The Platforms

Kaleyra operates its core technology, the Platforms, in the public cloud, as private clouds, and in hybrid situations. The Platforms have a high-volume infrastructure that has been designed to easily scale and support large volumes of data. The Platforms consist of two separate types of interfaces; one for connectivity to mobile network operators and the other, a set of APIs that provide convenient and user-friendly tools that enable Kaleyra’s customers to engage in communications with their end-users. The Platforms’ underlying software code base contains communication protocols that allow connectivity with mobile network operators around the globe.

In addition, the Platforms’ APIs, which sit on top of the underlying connectivity stack, enable the creation of specific applications (including messaging or voice-over-IP calls) or workflows (e.g. 2FA or password resets). These applications can be designed by Kaleyra, Kaleyra’s customers’ information technologies personnel, business users, and/or third-party developers. The Platforms’ open architecture enables Kaleyra’s customers and business partners to accomplish all of their communication needs from one simple interface that connects into a broad range of systems. The relationship with Kaleyra’s customers is strengthened by providing customers with a broad and flexible platform. Retention of Kaleyra’s customers is also enhanced as a result of the switching costs that Kaleyra’s customers would incur to transition to alternate platforms.

Communications Services

The following graphic summarizes the capabilities of Kaleyra’s suite of communications services:

This suite of services is further described below. During the year ended December 31, 2022, Kaleyra processed nearly 52 billion billable SMS messages and 8 billion voice calls on behalf of Kaleyra’s customers.

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

Channels - Voice

The Platforms’ APIs include software and infrastructure that process and manage voice calls, including IVR and conferencing bridge capabilities. The Platforms offer features such as call masking, visual configurations of call routing, and click-to-call features.

Channels - WebRTC

Kaleyra offers audio and video calling service to customers in multiple sectors, for use cases such as customer service, remote wealth management, telemedicine, remote field assistance and virtual meetings.

Channels - Email and push notifications

The offering of channels by Kaleyra is completed by e-mail and push notification, which provide inexpensive and commonly used means of communications with customers, often chosen by brands as an alternative to or fallback from other channels.

Tools

Kaleyra distinguishes itself in the market by providing a complete set of visual tools for non-coders, that make it possible for business users to program communications across multiple channels without any developers’ help. Users can setup campaigns, configure virtual phone numbers, perform lookups on mobile numbers, and create communications templates by using Kaleyra’s tools.

Solutions

Kaleyra works as a Co-Creator (as defined by Gartner, 2022) alongside the customers’ marketing, business, Customer Experience (“CX”) experts and developers, to co-design and invent solutions dedicated to specific industries and business problems. Along with this, Kaleyra also offers for all its products an extensive set of integrations to the most widely used CRM and marketing automation systems, including, but not limited to, Oracle products and the Salesforce platform. Those integrations, sometimes available on request and often published on third-party marketplaces, enable a wider series of use cases for brands.

Operations

Kaleyra generates revenue primarily from usage-based fees earned from the sale of communications services utilizing the Platforms. These services are offered through access to the Platforms to customers and business partners across enterprises. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

Kaleyra’s CPaaS contracts do not provide customers and business partners with the right to take possession of the software supporting the applications.

As a part of the arrangement with its customers, Kaleyra also offers customer advanced support services, to guarantee continuity and prompt delivery of the services. Revenue for these services is recognized ratably over the term of the service period.

Kaleyra utilizes a cloud infrastructure and its Platforms to deliver its communications services. The services are also provided using a private cloud as required by the customers and business partners. The cost of the Platforms and communications services purchased from mobile network operators is considered to be a cost of revenue.

Products in Development

Kaleyra constantly works on improving performance, scalability, and security for its customers, alongside working on a pipeline for new product offerings, tools and solutions. As an example, in 2022 Kaleyra developed the failover/fallback feature, a new API and interface-based tool allowing users to set up communication flows with automatic fallback from one channel to another in case of failures of the primary channels. This allows business users and developers to make sure communications reach the end user, from a single centralized point of control, in an easy way, and implement omnichannel strategies. Kaleyra has a team of software developers in the USA, and in Bangalore, India engaged in research and development of additional product features based on continuous customer feedback, as well as primary and secondary market research. Kaleyra is committed to developing synergies with other companies and business partners that can enhance its product portfolio.

Research and Development

As of December 31, 2022, Kaleyra employs 325 employees engaged in research and development and engineering, representing about 48% of its workforce. The R&D and engineering teams are focused on maintaining and enhancing the Platforms and communications service offerings, as well as developing new communications services and engaging with Kaleyra’s customers in this development.

Sales and Marketing

Kaleyra has multiple methods for engaging with its customers, depending upon the specific service offerings that a customer uses on the Platforms. 20% of Kaleyra’s employee base is dedicated to sales of communications services to Kaleyra’s customers or business partners. The go-to-market strategy utilizes a mixture of direct sales, and channel development, such as engaging third-party developers and system integrators that develop communications solutions for multiple customers. Kaleyra also actively participates globally in trade shows and industry and academic meetings for lead generation and building of brand awareness.

Competitive Strengths

Over Kaleyra’s vicennial history, the Company has developed a powerful CPaaS solution that has a solid and distinguishable positioning as “the trusted CPaaS” across large enterprises, with an acknowledged footprint on the financial sector and meaningful examples of long-tenure customers . The Platforms are accessible everywhere in the world, have a high-volume infrastructure that is designed for scalability, and allow for communications services that have been designed having security, compliance and integration capabilities in mind, in order to meet the needs of Kaleyra’s customers, their customers, and regulators. Furthermore, Kaleyra continues to organically and strategically develop new communications services to meet the evolving needs of its customers and business partners. In addition, Kaleyra has identified the following competitive strengths:

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

Growth Strategy

Kaleyra’s organic growth focuses on four core areas:

•
Exploiting cross-sale opportunities among Kaleyra’s products, the Company focuses on growing omnichannel use cases, while accelerating partnerships and integrations with industry-leading software vendors;
•
Product evolution — Kaleyra works to improve its offering in alignment with trends in the market and customers' demand;
•
Geographic expansion — Kaleyra focuses on entering new markets and growing in high-potential, underserved areas and segments; and
•
Leveraging larger technology ecosystems — Being part of larger technology ecosystems such as the marketplaces provided by the most well-known CRM and marketing automation platforms; and partnering with primary system integrators to be able to deliver full-fledged services to customers.

Inorganic growth:

Mergers and acquisitions such as the acquisitions of Solutions Infini, Buc Mobile, mGage and Bandyer have added significant value from the market, technology and product perspectives to the growth of Kaleyra. Kaleyra will continue to search for synergies and value creation opportunities through partnerships with players in the CPaaS and other adjacent markets.

Competition

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include completeness of offering, credibility with customers and business partners, global reach, ease of integration, product features, quality of connections, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•
Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc., (through its acquisition of IMIMobile) and SAP SE;
•
Direct competitors, such as CLX Communications AB (d/b/a Sinch), Infobip ltd, Twilio Inc., Route Mobile, Tanla Platform Limited, and Vonage Holdings Corp. (as of November 22, 2021, Ericsson (Nasdaq:ERIC) through its acquisition of Vonage;
•
Smaller software companies, sometimes working locally, that compete with certain portions of Kaleyra’s communications services offerings; and
•
SaaS companies that offer prepackaged applications for a narrower set of use cases than Kaleyra.

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

Human Capital

Kaleyra’s key human capital management objectives are to attract, retain and develop diverse talent to deliver on the Company’s strategy. Kaleyra understands the value of the people associated with the Company and strives to provide an environment that promotes innovation on the global scale.

As of December 31, 2022, Kaleyra has 675 employees, of which 325 were in research and development, 132 were in sales, marketing and business development and 218 were in general and administrative. The group headcount is spread across the globe including 297 employees in Asia Pacific, 190 employees located in North and South America, 183 employees in Europe and 5 employees in other locations across the globe.

None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining agreements at the national level. Relations with Kaleyra’s employees are considered good and no interruptions of operations or work stoppages due to labor disagreements have been experienced.

Facilities

Kaleyra leases 19 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Atlanta, Georgia; Bengaluru, India; Chennai, India; Delhi, India; Dubai, United Arab Emirates; Kochi, India; Kolkata, India; London, United Kingdom; Mumbai, India; Munich, Germany; New York, New York; Santo Domingo, Dominican Republic and Vienna, Virginia. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 42 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running the Kaleyra’s Platforms and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

Intellectual Property

Kaleyra relies on a combination of patent, copyright, trademark and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to protect Kaleyra’s proprietary technology. In addition, Kaleyra protects intellectual property rights by implementing a policy that requires its employees and independent contractors involved in the development of intellectual property on its behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on its behalf are Kaleyra’s property, and assigning to Kaleyra any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

•
Kaleyra, as of December 31, 2022, has been issued patents in the U.S. which are protected for durations ranging from 2028 to 2034.
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

Furthermore, outside of the EU, Kaleyra continues to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA was later amended and integrated by the California Privacy Rights Act (“CPRA”) which took effect on December 16, 2020 and, among other provisions, established the California Privacy Protection Agency. CPRA will be enforced starting July 1, 2023 and such enforcement will only apply to violations occurring on or after that date.

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

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation or country-specific rules imposed by local carriers with whom Kaleyra has a direct contractual relationship, or indirect relationship through a local partner company. These laws and regulations may increase and as a result, may increase Kaleyra’s costs, impact its products and Platforms, or prevent the Company from offering or providing its products in certain countries.

For example, in India, Kaleyra is subject to the Department of Telecommunication (“DoT”) regulation, the Telecom Regulatory Authority of India (“TRAI”) regulations, and the Telecom Commercial Communications Customer Preference regulations, 2018, and holds an audiotex license and telemarketer registration. Apart from these regulations, Kaleyra is also subject to the Information Technology Act, 2000, and associated rules that govern the aspects of acceptable content of communications, data protection and privacy, cross-border transfers, etc..

In the UAE, Kaleyra is specifically subject to the Federal Telecommunications Law (Federal Law by Decree No. 3 of 2003), Regulatory Policy for Unsolicited Electronic Communications (Adopted by Decision No. 37 of 2009), and The Personal Data Protection Law, Federal Decree Law No. 45 of 2021.

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

In addition, in the United States, the Telephone Consumer Protection Act (“TCPA”) restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If Kaleyra does not comply with these laws, or regulations or if Kaleyra becomes liable under these laws or regulations due to the failure of its customers to comply with these laws by obtaining proper consent, Kaleyra could face direct liability.

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

In addition, in order to provide services to consumer telephone numbers from the EU or certain other regions, Kaleyra may be required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of sender identity and numbers that are eligible for provisioning services to end-users on behalf of Kaleyra’s customers. Kaleyra has registered and is in the process of registering in various countries in which Kaleyra does business, but in some countries, the regulatory regime around provisioning of services to consumer telephone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as Kaleyra’s products and services, are still evolving and Kaleyra may be unable to maintain compliance with applicable regulations, or enforce compliance by Kaleyra’s customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue.

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

SEC Filings

We make available through our company website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC). These SEC filings are accessible on our company website at https://investors.kaleyra.com/sec-filings.

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

Risks Related to Kaleyra’s Financial Condition and Operations

•
The market in which Kaleyra participates is highly competitive, and if Kaleyra does not compete effectively, its business, results of operations and financial condition could be harmed.
•
Customers that use many of the features of Kaleyra’s services or use Kaleyra’s services to support or enable core functionality for their applications may have difficulty or find it impractical to replace Kaleyra’s services with a competitor’s services.
•
Kaleyra currently generates significant revenue from its largest customers, and the loss or decline in revenue from any of these customers could limit Kaleyra’s revenue and results of operations.
•
Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.
•
Kaleyra's pricing for its products may be affected by transactional volume and other factors that may be outside of Kaleyra's control and difficult to predict.
•
To deliver Kaleyra’s products, Kaleyra relies on network service providers and Internet service providers for its network service and connectivity.
•
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
•
Kaleyra contracts and otherwise uses third parties from throughout the world in furtherance of the provision of our services.
•
Kaleyra’s operations are subject to regulation and require Kaleyra to obtain and maintain several governmental licenses and permits.
•
U.S. federal legislation and international laws impose certain obligations on the senders of commercial communications, which could minimize the effectiveness of Kaleyra’s Platforms, and establish financial penalties for non-compliance, which could increase the costs of Kaleyra’s business.
•
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
•
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
•
Kaleyra may be subject to governmental export controls and economic sanctions regulations that could impair Kaleyra’s ability to compete in international markets due to licensing requirements and could subject Kaleyra to liability if Kaleyra is not in compliance with applicable laws.
•
Kaleyra faces a risk of litigation resulting from customer misuse of Kaleyra’s services and software to make or send unauthorized calls and/or text messages in violation of the Telephone Consumer Protection Act.
•
The effects of increased regulation in the United States of IP-based service providers are unknown.
•
If Kaleyra experiences fraudulent activity, Kaleyra could incur substantial costs.
•
Kaleyra may be liable for the information that content owners or distributors distribute over Kaleyra’s network.
•
Kaleyra is exposed to certain market risks, primarily the result of fluctuations in interest rates and foreign currency exchange rates. Interest rates are highly sensitive to many factors including the current international economic and political scenario, as well as other factors beyond Kaleyra’s control. Fluctuations in currency exchange rates could increase the price of Kaleyra’s products outside of the U.S., increase the expenses of Kaleyra’s international operations and expose Kaleyra to foreign currency exchange rate risk.

Risks Related to Kaleyra’s Financial Controls

•
Kaleyra previously had material weaknesses in its internal control over financial reporting. If Kaleyra's remediation of these material weaknesses was not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate consolidated financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.
•
Kaleyra must continue to develop effective business support systems to implement customer orders and to provide and bill for services.

Risks Related to Kaleyra’s Capital and Liquidity

•
Kaleyra has incurred significant indebtedness as a result of the acquisition of mGage, which could have a material adverse effect on Kaleyra’s financial condition.
•
Kaleyra may require additional capital to support Kaleyra’s business, and this capital might not be available on acceptable terms, if at all.
•
A market for Kaleyra’s securities may not continue, which would adversely affect the liquidity and price of its securities.
•
There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American.

•
The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

Risks Related to Kaleyra’s Corporate Structure and Securities

•
The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of Kaleyra’s common stock.
•
Conversion of the Merger Convertible Notes that were issued in connection with the acquisition of mGage will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of Kaleyra common stock.
•
Warrants are exercisable for Kaleyra’s common stock, and upon any exercise would increase the number of shares eligible for future resale in the public market and result in dilution to Kaleyra’s stockholders.
•
Anti-takeover provisions contained in the Second A&R Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.
•
The fundamental change repurchase feature of the Merger Convertible Notes that were issued in connection with the acquisition of mGage may delay or prevent an otherwise beneficial attempt to take over Kaleyra.

General Risk Factors

•
If Kaleyra is unable to expand or renew sales to existing clients, or attract new customers, Kaleyra’s growth could be slower than it expects and its business may be harmed.
•
Kaleyra’s business depends on customers increasing their use of Kaleyra’s services and any loss of customers or decline in their use of Kaleyra’s services could reduce Kaleyra’s profitability.
•
Demand for Kaleyra’s technology offerings and services could be adversely affected by volatile, negative, or uncertain economic conditions and the effects of these conditions on Kaleyra’s customers’ businesses.
•
Breaches of Kaleyra’s networks or systems, or those of AWS or Kaleyra’s other service providers, could compromise the integrity of its products, Platforms and data, result in significant data losses and otherwise harm its business.
•
Kaleyra’s investments in new services and technologies may not be successful.
•
If Kaleyra fails to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, Kaleyra’s products may become less competitive.
•
Recent changes in Kaleyra’s executive team and the resulting management transition may be disruptive to, or cause uncertainty in, Kaleyra’s business and results of operations.
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

•
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
•
The storage, processing and use of personal information and related data subjects Kaleyra to evolving governmental laws and regulation, commercial standards, contractual obligations and other legal obligations related to consumer and data privacy, which may have a material impact on Kaleyra’s costs, use of Kaleyra’s services, or expose Kaleyra to increased liability.
•
If Kaleyra’s goodwill, long-lived and intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Shareholders should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and shareholders could lose all or part of their investments.

Risks Related to Kaleyra’s Financial Condition and Operations

The market in which Kaleyra participates is highly competitive, and if Kaleyra does not compete effectively, its business, results of operations and financial condition could be harmed.

The CPaaS market is highly competitive and characterized by continuous technological change. The principal competitive factors in this market include completeness of offering, credibility with customers and business partners, global reach, ease of integration, product features, quality of connections, platform scalability, brand reputation and awareness, customer support, and the cost of deployment of product offerings. Kaleyra believes that it competes favorably within each of these categories.

Kaleyra competes with several vendors across its various product lines, including:

•
Legacy on-premises vendors, such as Avaya Holdings Corp., Cisco Systems, Inc., (through its acquisition of IMIMobile) and SAP SE;
•
Direct competitors, such as CLX Communications AB (d/b/a Sinch), Infobip ltd, Twilio Inc., Route Mobile, Tanla Platform Limited, and Vonage Holdings Corp. (as of November 22, 2021, Ericsson (Nasdaq:ERIC) through its acquisition of Vonage;
•
Smaller software companies, sometimes working locally, that compete with certain portions of Kaleyra’s communications services offerings; and
•
SaaS companies that offer prepackaged applications for a narrower set of use cases than Kaleyra

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

In the years ended December 31, 2022 and 2021, Kaleyra’s 10 largest customers generated an aggregate of 38% and 42% of its revenue, respectively. In the event that Kaleyra’s large customers do not continue to use its products, use fewer of its products, or use its products in a more limited capacity, or not at all, Kaleyra’s revenue could be limited and Kaleyra’s business could be harmed.

Kaleyra must increase the network traffic and resulting revenue from the services that it offers to realize its targets for anticipated revenue growth, cash flow and operating performance.

Approximately 85% of Kaleyra’s growth in fiscal year 2022 came from its existing customer base, predominantly through increased traffic volume. Kaleyra must increase the network traffic and resulting revenue from its inbound and outbound voice calling, text messaging, telephone numbers and related services at acceptable margins to realize Kaleyra’s targets for anticipated revenue growth, cash flow and operating performance. If Kaleyra does not maintain or improve its current relationships with existing key customers is not able to expand the available capacity on its network to meet its customers’ demands in a timely manner, does not develop new large enterprise customers, or its customers determine to obtain these services from either their own network or from one of Kaleyra’s competitors, then Kaleyra may be unable to increase or maintain its revenue at acceptable margins.

Kaleyra's pricing for its products may be affected by transactional volume and other factors that may be outside of Kaleyra's control and difficult to predict.

Kaleyra charges its customers based on their use of its products. Kaleyra expects that it may need to change its pricing from time to time. In the past Kaleyra has sometimes reduced its prices either for individual customers in connection with long-term agreements or for a particular product. One of the challenges to Kaleyra’s pricing is that the fees that it pays to network service providers over whose networks Kaleyra transmits communications can vary daily or weekly and are affected by volume and other factors that may be outside of Kaleyra’s control and difficult to predict. This can result in Kaleyra incurring increased costs that Kaleyra may be unable or unwilling to pass through to its customers, which could harm Kaleyra’s business.

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

At times, some network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase Kaleyra network costs. Kaleyra has historically responded to these types of fee increases through a combination of further negotiating efforts with Kaleyra’s network service providers, absorbing the increased costs or changing Kaleyra’s prices to customers, without affecting Kaleyra’s business. There is no guarantee that Kaleyra will continue to be able to use the same strategy in the future without a material negative impact to Kaleyra business. Additionally, Kaleyra’s ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by Kaleyra customers, or if the market conditions limit Kaleyra ability to increase the price Kaleyra charges its customers.

Furthermore, some of these network service providers do not have long-term committed contracts with Kaleyra and may terminate their agreements with Kaleyra without notice or restriction. If a significant portion of Kaleyra’s network service providers stop providing Kaleyra with access to their infrastructure, fail to provide these services to Kaleyra on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect Kaleyra’s business, results of operations and financial condition. Further, if problems occur with Kaleyra’s network service providers, it may cause errors or poor-quality communications with Kaleyra’s products, and it could encounter difficulty identifying the source of the problem. The occurrence of errors or poor-quality communications on Kaleyra’s products, whether caused by Kaleyra’s Platforms or a network service providers, may result in the loss of Kaleyra’s existing customers or the delay of adoption of Kaleyra’s products by potential customers and may adversely affect its business, results of operations and financial condition.

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

In order to grow Kaleyra’s business and extend Kaleyra's market position, Kaleyra intends to focus on educating customers and business partners within organizations about the benefits of Kaleyra products and Platforms, expanding the functionality of Kaleyra products and bringing new technologies to market to increase market acceptance and use of Kaleyra’s Platforms. Kaleyra’s ability to expand the market that Kaleyra products and Platforms address depends upon a number of factors, including the cost, performance and perceived value associated with such products and Platforms. The market for Kaleyra’s products and Platforms could fail to grow significantly or there could be a reduction in demand for Kaleyra products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If Kaleyra’s market does not experience significant growth or demand for Kaleyra products decreases, then Kaleyra’s business and operations could be harmed.

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

In the years ended December 31, 2022 and 2021, Kaleyra derived 40.3% and 55.5% of its revenue, respectively, from customer accounts located in Italy and India. Revenue deriving from customer accounts located in the U.S. increased from 21.4% in 2021 to 38.9% in 2022, while revenue deriving from customer accounts located in the European countries other than Italy increased from 7.2% in the year ended December 31, 2021 to 9.1% in the year ended December 31, 2022. Revenues deriving from customer accounts located in South America decreased from 7.7% in the year ended December 31, 2021 to 3.8% in the year ended December 31, 2022. Revenue derived from customer accounts located in the rest of the world decreased from 8.2% in the year ended December 31, 2021 to 7.9% in the year ended December 31, 2022. This is in line with the expansion strategy out of Italy and India identified by Kaleyra. The future success of Kaleyra’s business will depend, in part, on Kaleyra's ability to expand its customer base worldwide in new geographies. If Kaleyra is unable to increase the revenue that it derives from international customers, Kaleyra’s business and results of operations could be harmed.

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

Kaleyra is continuing to expand its international operations to increase its revenue from customers outside of Italy, India and the U.S. as part of Kaleyra’s growth strategy. Between 2017 and 2022, Kaleyra’s international headcount grew from 60 employees to 675 employees. Kaleyra expects to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject Kaleyra to regulatory, economic and political risks in addition to those Kaleyra already faces in Italy, India and the U.S. Because of Kaleyra’s limited experience with developing and managing sales in additional international markets beyond Italy, India and the U.S., Kaleyra’s international expansion efforts may not be successful.

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

Kaleyra contracts and otherwise uses third parties from throughout the world in furtherance of the provision of our services.

Kaleyra currently depends on various third-party vendors throughout the world for the provision of our services to our customers. This subjects us to a number of risks ranging from the quality of the services provided to us by such vendors, to the ability of these vendors to be able to provide services to us to the extent that such vendors are themselves impacted by events, such as the COVID-19 pandemic or the military conflict between Russia and Ukraine, or economic or geopolitical fallout from such events. A Singapore vendor that we use to provide a messaging gateway for certain international connections has the majority of its employees in Russia. The imposition of economic sanctions on Russia and Russian entities by many countries, although not targeted towards this entity, could have an impact on the services provided to us by this entity to the extent that such sanctions have an adverse economic effect on the general Russian economy. In addition, sanctions imposed by the U.S., the United Kingdom, the European Union, and other countries against Russia as a result of the military conflict in Ukraine, any related counter-sanctions, and any further escalation of the political tensions or economic instability in the area could have an adverse impact on other third party vendors. If the operations of any third parties providing services to us are disrupted or discontinued due to local instability, political, economic, or military conditions, our ability to provide services to some of our current customers and the development of new products or enhancement of existing products could be delayed, and our results of operations could be adversely affected. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and, as a result, our competitive position or our results of operations could suffer.

Kaleyra’s operations are subject to regulation and require Kaleyra to obtain and maintain several governmental licenses and permits. If Kaleyra violates those regulatory requirements or fails to obtain and maintain those licenses and permits, including payment of related fees, if any, Kaleyra may not be able to conduct its business. Moreover, those regulatory requirements could change in a manner that significantly increases Kaleyra’s costs or otherwise adversely affects Kaleyra’s operations.

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

Kaleyra’s operations are subject to regulation at the international level and, often, at the state and local levels in the U.S.. Kaleyra’s operations will become subject to additional regulation by other countries as Kaleyra further expands to international markets. Changes to existing regulations or rules, or the failure to regulate going forward in areas historically regulated on matters such as network neutrality, licensing fees, environmental, health and safety, privacy, intercarrier compensation, emergency 911 services interconnection and other areas, in general or particular to Kaleyra’s industry, may increase costs, restrict operations or decrease revenue. As Kaleyra further expands internationally, Kaleyra will also become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. Kaleyra’s international operations are subject to country-specific governmental regulation that may increase its costs or impact its products and Platforms or prevent Kaleyra from offering or providing Kaleyra’s products in certain countries. Kaleyra’s inability or failure to comply with telecommunications and other laws and regulations could cause the temporary or permanent suspension of Kaleyra’s operations, and if Kaleyra cannot provide emergency calling functionality through its Platforms to meet any new federal or state requirements, or any applicable requirements from other countries, the competitive advantages that Kaleyra currently has may not persist, adversely affecting Kaleyra ability to obtain and to retain enterprise customers which could have an adverse impact on Kaleyra’s business.

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

As Kaleyra continues to expand internationally, Kaleyra has become subject to telecommunications laws and regulations in the foreign countries where Kaleyra offers its products. For example, in India, Kaleyra is subject to the Department of Telecommunication (“DoT”) and the Telecom Regulatory Authority of India (“TRAI”) regulations and holds a telemarketer license. In Italy, Kaleyra holds a license to be a fixed-line operator and is subject to (1) the Electronic Communications Code, or the ECC, which has been enacted with Legislative Decree no. 259/2003, as amended, which transposed a package of European Directives adopted in 2002 and amended in 2009; (2) the National Numbering Plan, issued with AGCom’s resolution no. 8/15/CIR as amended, which governs the usage of national numbers for the provision of electronic communications services as a whole; (3) resolutions on the use of alphanumeric indications for the identification of the calling subject in SMS (so-called Alias), that are periodically issued by AGCom, starting from AGCom’s resolution no. 42/13/CIR; and (4) GDPR.

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

In addition, beginning in February 2022, the U.S., the United Kingdom, the European Union and other countries began imposing severe sanctions and export controls targeting Russia as a result of the armed conflict by Russia in Ukraine. Kaleyra, its customers, and its business partners, will be required to comply with these and potential additional sanctions imposed by the U.S., the United Kingdom, the European Union and by other countries. Kaleyra reviews its contractual relationships with suppliers/customers to establish whether any are subject to the sanctions. In the unlikely event Kaleyra identifies a party with which it has a business relationship appearing on a sanctions list, Kaleyra would immediately activate a legal analysis of what gives rise to the business relationship, including any contract, to estimate the most appropriate course of action to comply with the sanction regulations, together with the impact of a contractual termination according to the applicable law, and then proceed as required by the regulatory authorities. However, given the range of possible outcomes, the full costs, burdens, and limitations on Kaleyra's and its customers’ and business partners’ businesses are currently unknown and may become significant.

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

Risks Related to Kaleyra’s Financial Controls

Kaleyra previously had material weaknesses in its internal control over financial reporting. If Kaleyra's remediation of these material weaknesses was not effective or if Kaleyra experiences additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting in the future, Kaleyra may not be able to produce timely and accurate consolidated financial statements and comply with applicable regulations, which may adversely affect investor confidence and the value of our common stock.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Following the remediation of the material weaknesses, Kaleyra’s management concluded that Kaleyra’s internal control over financial reporting was effective as of December 31, 2021 and 2022.

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

If Kaleyra fails to identify and correct new material weaknesses in its internal control over financial reporting, if Kaleyra is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if Kaleyra is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when Kaleyra is no longer an emerging growth company in 2023, investors may lose confidence in the accuracy and completeness of Kaleyra’s consolidated financial reports and the market price of Kaleyra’s common stock could be negatively affected. As a result of such failures, Kaleyra could also become subject to investigations by the NYSE, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm its reputation and financial condition or divert financial and management resources from Kaleyra’s regular business activities.

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

Risks Related to Kaleyra’s Capital and Liquidity

Kaleyra has incurred significant indebtedness as a result of the acquisition of mGage, which could have a material adverse effect on Kaleyra’s financial condition.

In connection with Kaleyra’s acquisition of mGage, Kaleyra incurred $200 million in additional indebtedness. As of December 31, 2022, Kaleyra’s total consolidated long-term indebtedness to banks and other lenders was approximately $205.2 million. Kaleyra may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on Kaleyra.

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

Kaleyra may incur additional indebtedness in the future, including secured indebtedness. If additional indebtedness is added to Kaleyra’s current indebtedness levels, the related risks that it faces could intensify. In the event that Kaleyra is delisted from the NYSE (and is unable to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market), as discussed in the risk factor entitled “There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American,” a fundamental change will be triggered under the Indenture, as discussed in the risk factor entitled “The fundamental change repurchase feature of the Merger Convertible Notes that were issued in connection with the acquisition of mGage, which will be triggered if Kaleyra fails to regain compliance with the NYSE continued listing standards, may delay or prevent an otherwise beneficial attempt to take over Kaleyra.”

Kaleyra may require additional capital to support Kaleyra’s business, and this capital might not be available on acceptable terms, if at all.

Kaleyra intends to continue to make investments to support Kaleyra’s business and may require additional funds. In particular, Kaleyra may seek additional funds to develop new products and enhance Kaleyra’s Platforms and existing products, expand Kaleyra’s operations, including Kaleyra’s sales and marketing organizations and Kaleyra’s presence outside of the U.S., improve Kaleyra’s infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, Kaleyra may need to engage in equity or debt financings to secure additional funds. If Kaleyra raises additional funds through future issuances of equity or convertible debt securities, in addition to the Financing, Kaleyra’s stockholders could suffer significant dilution, and any new equity securities Kaleyra issues could have rights, preferences and privileges superior to those of holders of Kaleyra’s common stock. Any debt financing that Kaleyra may secure in the future could involve restrictive covenants relating to Kaleyra’s capital raising activities and other financial and operational matters, which may make it more difficult for Kaleyra to obtain additional capital and to pursue business opportunities. Additionally, rising interest rates may increase the cost of obtaining debt financing. Kaleyra may not be able to obtain additional financing on terms favorable to Kaleyra, if at all. If Kaleyra is unable to obtain adequate financing or financing on terms satisfactory to Kaleyra when Kaleyra requires it, Kaleyra’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired and could harm Kaleyra’s business.

A market for Kaleyra’s securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of Kaleyra’s securities may fluctuate significantly due to the market’s reaction to Kaleyra and general market and economic conditions. An active trading market for Kaleyra’s securities may never develop or, if developed, it may not be sustained. In addition, the price of Kaleyra’s securities can vary due to general economic conditions and forecasts, Kaleyra’s general business condition and the release of its financial reports. Additionally, if Kaleyra’s securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of Kaleyra’s securities may be more limited than if its securities were quoted or listed on the NYSE or another national securities exchange. Shareholders may be unable to sell their securities unless a market can be established or sustained. Additional consequences of delisting are discussed in the risk factor entitled “There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American.”

The fundamental change repurchase feature of the Merger Convertible Notes that were issued in connection with the acquisition of mGage, which will be triggered if Kaleyra fails to regain compliance with the NYSE continued listing standards, may delay or prevent an otherwise beneficial attempt to take over Kaleyra, as well as impact Kaleyra's ability to operate as a going concern.

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

If Kaleyra fails to regain compliance with the NYSE continued listing requirements, as discussed in the risk factor entitled “There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American,” the NYSE may take steps to delist our securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. However, Kaleyra may not have enough available cash or be able to obtain financing at the time it is required to make such repurchases. Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture.

For more information on how the fundamental change repurchase feature of the Merger Convertible Notes could impact Kaleyra’s ability to operate as a going concern, see the risk factor entitled, “The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.”

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

On November 7, 2022, Kaleyra received a written notice from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual with respect to the minimum share price requirement. Kaleyra is committed to regaining compliance with the share price rule within the six-month cure period following the receipt of the notice. In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. If we fail to meet the NYSE continued listing standards, NYSE may take steps to delist our securities. There can be no assurance that we will continue to meet the minimum share price requirement or any other NYSE listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock would be adversely affected, its market prices could decrease, and our ability to raise equity capital and our reputation and relationships business partners could be impaired.

In the event that Kaleyra is delisted from the NYSE (and Kaleyra is unable to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market), a fundamental change will be triggered under the Indenture, as discussed in the risk factor entitled “The fundamental change repurchase feature of the Merger Convertible Notes that were issued in connection with the acquisition of mGage, which will be triggered if Kaleyra fails to regain compliance with the NYSE continued listing standards, may delay or prevent an otherwise beneficial attempt to take over Kaleyra, as well as impact Kaleyra's ability to operate as a going concern.”

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. As noted, the Merger Convertible Notes contain redemption features in the event we are not able to maintain our NYSE listing (and are unable to list our common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market). We continue to seek alternatives to maintain our listing on the NYSE (or any other eligible market), but if we are unable to do so, then we could experience severe liquidity problems because of our obligations to redeem the Merger Convertible Notes. In this event, we may not have sufficient liquidity to continue our operations as a going concern, the result of which will adversely affect the value of our common stock.

The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, and the balance sheet classifications.

Risks Related to Kaleyra's Corporate Structure and Securities

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

In connection with their initial purchase of the Company’s securities, the Company’s initial stockholders were granted registration rights pursuant to the terms of a registration rights agreement. In connection with the Business Combination, the Company agreed to amend and restate this registration rights agreement with the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, after the date of closing of the Business Combination, the sellers’ representative under the Stock Purchase Agreement for the Business Combination, Cowen and Company, LLC (“Cowen”) or the holders of at least a majority-in-interest of the then-outstanding shares issued to or issuable to the Company’s initial stockholders, and the shares issued in the Business Combination (collectively, the “Business Combination Registrable Securities”) will be entitled to make up to three demands (not counting any demand by Cowen to register our securities) that we register the Business Combination Registrable Securities. Such registration rights are subject to certain requirements and limitations as set forth in the Registration Rights Agreement. In addition, and subject to certain requirements and limitations as set forth in the Registration Rights Agreement, the holders of the Business Combination Registrable Securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. The Business Combination Registrable Securities were registered in accordance with the “piggy-back” registration rights for resale on a registration statement that the SEC declared effective in May 2020. The Company also agreed to provide certain registration rights to unregistered shares of common stock and shares of common stock that may be issued pursuant to outstanding convertible notes with certain stockholders of the Company. On May 1, 2020, Kaleyra issued to Chardan Capital Markets, LLC, (“Chardan”) 18,883 Settlement Shares and a convertible note that is convertible at Chardan’s option into 15,286 shares of common stock, all of which are subject to such registration rights (on a post-reverse split basis).

In addition, Kaleyra issued 457,143 shares (on a post-reverse split basis) of Kaleyra common stock as partial consideration to the existing stockholders of Vivial in connection with the acquisition of mGage, and registered such transaction and issuance on a registration statement on Form S-4 on May 6, 2021. In connection with the acquisition, Kaleyra issued 2,400,000 shares of Kaleyra common stock to the PIPE Investors and the Merger Convertible Notes are convertible into up to 3,386,243 shares (on a post-reverse split basis) of Kaleyra common stock. Kaleyra registered the resale of the 2,400,000 shares of Kaleyra common stock issued to the PIPE Investors and the resale of the Kaleyra common stock issuable upon conversion of the Merger Convertible Notes (the “Resale Registration Statement”). The Resale Registration Statement was declared effective in May 2021.

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

Kaleyra has issued and outstanding warrants listed on NYSE American to purchase a total of 5,440,662 shares of Kaleyra common stock, with each whole warrant being exercisable to purchase one share of common stock at $11.50 per share. After giving effect to the reverse split as of March 9, 2023, these warrants are now exercisable for a total of approximately 1,554,475 shares of common stock, with each whole warrant being exercisable to purchase 0.2857 of a share of common stock at $40.25 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

If Kaleyra does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If Kaleyra does not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, Kaleyra agreed to use its best efforts to meet these conditions and to maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, Kaleyra cannot make any assurances that it will be able to do so. If Kaleyra is unable to do so, the potential “upside” of the holder’s investment in Kaleyra may be reduced or the warrants may expire worthless.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra has 373,691 warrants outstanding as of December 31, 2022 that were issued in private placements that occurred concurrently with its initial public offering (the “private warrants”). These private warrants and the shares of Kaleyra common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 373,691 private warrants could be redeemed by the Company for $3,737. Under U.S. GAAP, Kaleyra is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of Kaleyra’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, Kaleyra is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants was not considered material to the historical consolidated financial statements, it was recorded in the consolidated financial statements during the year ended December 31, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of Kaleyra common stock.

Kaleyra may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the holders’ warrants worthless.

Kaleyra has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $63.00 per share (on a post-reverse split basis) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date Kaleyra sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by Kaleyra, Kaleyra may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell their warrants at the then-current market price when the holders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by Kaleyra so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in the Second A&R Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

The Second A&R Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Kaleyra is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for Kaleyra’s securities.

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

Kaleyra is incorporated in the State of Delaware. However, some of our directors and executive officers reside outside of the U.S.. As a result, stockholders of Kaleyra may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

The Second A&R Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware be the sole and exclusive forum for certain stockholder litigation matters, which could limit Kaleyra’s stockholders’ ability to obtain a favorable judicial forum for disputes with Kaleyra or its directors, officers, employees or stockholders.

The Second A&R Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in Kaleyra’s name, actions against its directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of Kaleyra’s capital stock shall be deemed to have notice of and consented to the forum provisions in the Second A&R Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Kaleyra or any of its directors, officers, or employees which may discourage lawsuits with respect to such claims, although Kaleyra’s stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Second A&R Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, Kaleyra may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

The Second A&R Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Kaleyra’s revenue and profitability depend on the demand for its technology offerings and services, which could be negatively affected by numerous factors, many of which are beyond Kaleyra’s control. Volatile, negative, or uncertain economic conditions affect Kaleyra’s customers’ businesses and the markets Kaleyra serves. Such economic conditions in Kaleyra’s markets could undermine business confidence in Kaleyra’s markets and cause Kaleyra’s customers to reduce or defer their spending on new technology offerings and services, or may result in customers reducing, delaying or eliminating spending under existing contracts with Kaleyra, which would negatively affect Kaleyra’s business. Growth in the markets Kaleyra serves could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect Kaleyra’s business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build Kaleyra’s revenue and resource plans.

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

Recent changes in Kaleyra’s executive team and the resulting management transition may be disruptive to, or cause uncertainty in, Kaleyra’s business and results of operations.

On December 9, 2022, Kaleyra entered into a Transition and Chief Strategy Officer Employment Agreement (“Transition Agreement”), effective as of December 9, 2022, with Dario Calogero, Kaleyra’s Chief Executive Officer and President. Pursuant to the Transition Agreement, Mr. Calogero will automatically cease to serve as Chief Executive Officer and President of Kaleyra once the Company appoints a new Chief Executive Officer and President, which is expected to occur no later than March 31, 2023, at which time Mr. Calogero will automatically transition into the role of Chief Strategy Officer. This change in Kaleyra’s executive team may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive team could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse impact on Kaleyra’s business and results of operations.

If Kaleyra is unable to attract and retain the talent required for its business, Kaleyra’s business could be disrupted and its financial performance could suffer.

Kaleyra’s success is heavily dependent upon its ability to attract, develop, engage, and retain key personnel to manage and grow its business, including Kaleyra’s key executive, management, sales, services, and technical personnel.

Kaleyra’s future success will depend to a significant extent on the efforts of Kaleyra’s executive team, including the leadership of the newly appointed Chief Executive Officer and President, following Mr. Calogero’s transition to the role of Chief Strategy Officer, as well as the continued service and support of other key employees. Kaleyra’s future success also will depend on its ability to attract and retain highly skilled technology specialists, engineers, and consultants, for whom the market is extremely competitive. All of Kaleyra’s officers and key employees are at-will employees, meaning that they can terminate their employment with Kaleyra at any time. Kaleyra’s inability to attract, develop, and retain key personnel could have an adverse effect on its relationships with its technology partners and customers and adversely affect Kaleyra’s ability to expand its offerings of technology offerings and services. Moreover, Kaleyra’s inability to train its sales, services, and technical personnel effectively to meet the rapidly changing technology needs of its customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could harm Kaleyra’s business.

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

Kaleyra’s headcount and operations have grown substantially. Kaleyra had 675 employees as of December 31, 2022, as compared with 564 employees as of December 31, 2021. This growth has placed, and will continue to place, a significant strain on Kaleyra’s operational, financial, and management infrastructure. To manage this growth effectively, Kaleyra must continue to improve its operational, financial, and management systems as well as controls by, among other things:

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

Following the acquisition of mGage, Kaleyra is devoting significant management attention and resources to the integration of the business practices and operations of Kaleyra and mGage. While acknowledging the progress made with the integration during fiscal year 2022, there are still potential difficulties that Kaleyra may encounter as part of this process and going forward, including the following:

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

Kaleyra expects to continue to incur additional integration and consolidation related costs related to the integration of the mGage business.

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

Kaleyra’s due diligence review of mGage may not have discovered undisclosed liabilities and product and service deficiencies of mGage. Although no such liabilities and product and service deficiencies have been discovered since the acquisition of mGage, if mGage has undisclosed liabilities or product or service deficiencies, Kaleyra as a successor owner may be responsible for such undisclosed liabilities. Kaleyra has tried to control its exposure to undisclosed liabilities by obtaining certain protections as contemplated and provided for under the Merger Agreement, including representations and warranties from mGage regarding undisclosed liabilities, however, such representations and warranties expire by their terms on the completion of the Merger. There can be no assurance that such provisions in the Merger Agreement will protect Kaleyra against any undisclosed liabilities or product or service deficiencies being discovered or provide an adequate remedy for any undisclosed liabilities that are discovered. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Kaleyra and may adversely affect the value of Kaleyra common stock after the consummation of the Merger.

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

Kaleyra’s quarterly operating results have fluctuated in the past and Kaleyra expects them to fluctuate in the future due to a variety of factors, many of which are outside of Kaleyra’s control. As a result, Kaleyra’s past results may not be indicative of its future performance and comparing Kaleyra’s operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect Kaleyra’s quarterly operating results include:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the continuing impact of the COVID-19 pandemic or one that could result from the military conflict between Russia and Ukraine, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Furthermore, supply chain issues that developed in 2021, and the nature, magnitude, and duration of hostilities stemming from Russia’s military conflict with Ukraine, including the effects of sanctions and retaliatory cyber-attacks on the world economy and markets, could negatively impact our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of PII obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the U.S. laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of PII that identifies or may be used to identify an individual, such as names, telephone numbers, message addresses and, in some jurisdictions, IP addresses and other online identifiers.

For example, in April 2016 the EU adopted the GDPR, which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, maintaining the continued compliance with the requirements of GDPR requires significant time and resources, including a review of Kaleyra’s technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states’ implementations thereof) which govern the protection of consumers and of electronic communications. If Kaleyra’s efforts to comply with GDPR or other applicable EU laws and regulations are not successful, Kaleyra may be subject to penalties and fines that would adversely impact Kaleyra’s business and results of operations, and Kaleyra’s ability to conduct business in the EU could be significantly impaired.

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

Kaleyra is subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of PII. Kaleyra sees increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the U.S. For example, in 2018, California enacted the CCPA, which became effective on January 1, 2020. As discussed in the above Risk Factor, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Kaleyra’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase Kaleyra’s potential liability and adversely affect its business.

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

Kaleyra is unable to predict the extent to which the global COVID-19 pandemic may adversely impact Kaleyra’s ongoing business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic and efforts to control its spread have, in the past and continue to, significantly curtail the movement of people, goods and services worldwide, including in most or all of the regions in which Kaleyra sells its products and services and conducts its business operations. Notwithstanding the recent improvements in the spread of the pandemic, mostly as a result of the worldwide vaccine campaigns and the numerous measures implemented by various governmental authorities and private enterprises to contain the pandemic, disruptions to the global economies caused by COVID-19 may continue to trigger an extended period of economic uncertainties. The magnitude and duration of the disruptive effects of the pandemic on business activity and operations cannot be measured with any degree of certainty. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results, financial condition, liquidity and operations, which could also impact trends and expectations. Furthermore, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact Kaleyra’s stock price and its ability to access capital.

If Kaleyra’s goodwill, long-lived and intangible assets become impaired, Kaleyra may be required to record a significant charge to earnings.

Kaleyra reviews its long-lived and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2022, Kaleyra carried an aggregate $168.9 million of goodwill and intangible assets, net of an impairment loss on intangible assets of $49.4 million recognized during the fourth quarter of fiscal year 2022. Such impairment charge was primarily driven by the decreased industry growth expectations and changes in Kaleyra's critical assumptions used in the estimation of fair value of intangible assets, including lower estimated cash flow projections. Kaleyra cannot exclude that an adverse change in market conditions, particularly if such change has the effect of changing one of Kaleyra’s critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an additional impairment charge to Kaleyra’s goodwill or intangible assets. Any such charges may adversely affect Kaleyra’s results of operations.

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

Kaleyra’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, Kaleyra had federal, state and foreign net operating loss (“NOL”) carryforwards totaling $174.7 million, $203.6 million and $33.6 million, respectively. However, Kaleyra’s ability to utilize these NOLs to offset taxable income may be limited in the future. A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of Kaleyra’s common stock in amounts greater than specified levels could create a limitation on Kaleyra’s ability to utilize its NOLs for tax purposes in the future. Limitations imposed on Kaleyra’s ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

Furthermore, Kaleyra may not be able to generate sufficient taxable income to utilize its NOLs before they expire. In addition, NOLs incurred in one state generally are not available to offset income earned in a different state and there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

Kaleyra’s global operations and structure subject Kaleyra to potentially adverse tax consequences.

Kaleyra generally conducts its global operations through subsidiaries and reports Kaleyra’s taxable income in various jurisdictions worldwide based upon Kaleyra’s business operations in those jurisdictions. In particular, Kaleyra’s intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, Kaleyra’s tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which Kaleyra has business operations. The relevant revenue and taxing authorities may disagree with positions Kaleyra has taken generally, or Kaleyra’s determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and Kaleyra’s position were not sustained, Kaleyra could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of Kaleyra’s operations.

Certain government agencies in jurisdictions where Kaleyra and its affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Co-operation and Development is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which Kaleyra and its affiliates do business could change on a prospective or retroactive basis, and any such changes could increase Kaleyra’s liabilities for taxes, interest and penalties, and therefore could harm Kaleyra’s business, cash flows, results of operations and financial position.

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

The exercise price for the warrants is $40.25 per share of common stock (on a post-reverse split basis). There is no guarantee that the public warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

If Kaleyra’s performance does not meet the expectations of investors or securities analysts, the market price of its securities may decline. In addition, fluctuations in the price of Kaleyra’s securities could contribute to the loss of all or part of shareholders' investments. The trading price of Kaleyra’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Kaleyra’s control. Any of the factors listed below could have a material adverse effect on shareholders' investments in Kaleyra’s securities and these securities may trade at prices significantly below the price shareholders paid for them. In such circumstances, the trading price of Kaleyra’s securities may not recover and may experience a further decline.

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

Kaleyra's business, operating results and cash flows may be adversely affected by a rising rate of inflation.

A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, including as a result of the lagging economic impacts of COVID-19, has resulted in significant inflationary trends mainly in the cost of goods sold, labor and other expenses. These inflationary pressures could affect wages, the cost and our ability to negotiate the cost of the mobile network operators, the price of our products and services, our ability to meet customer demand, and our gross margins and operating profit. Although we generally attempt to pass along higher operating costs to our customers in the form of price increases, there can be a delay between an increase in our operating costs and our ability to raise the prices of our products. Additionally, we may not be able to increase the prices of our products due to other factors including competitive pricing pressure. If we are unable to offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, our business, operating results, cash flows or financial condition could be adversely affected. Further, inflation may exacerbate other previously discussed risks, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel.

Kaleyra qualifies as an emerging growth company, and Kaleyra’s decision to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Kaleyra is an “emerging growth company,” and, for as long as Kaleyra continues to be an emerging growth company, Kaleyra currently intends to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have its independent registered public accounting firm audit Kaleyra’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its registration statements, periodic reports and proxy statements (including the registration statement of which this prospectus forms a part) and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Kaleyra will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after its annual gross revenue is $1.07 billion or more; (iii) the date on which Kaleyra has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of its common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Kaleyra availed itself of this exemption and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies except for ASU2020-06 and ASU 2017-04. For this reason, Kaleyra may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Kaleyra leases 19 properties, with its headquarters in Milan, Italy. Kaleyra maintains a global footprint with additional leased facilities located in Atlanta, Georgia; Bengaluru, India; Chennai, India; Delhi, India; Dubai, United Arab Emirates; Kochi, India; Kolkata, India; London, United Kingdom; Mumbai, India; Munich, Germany; New York, New York; Santo Domingo, Dominican Republic and Vienna, Virginia. Kaleyra believes that its current facilities are adequate to meet its ongoing needs and that, if it requires adjusted or additional space, it will be able to obtain additional facilities on commercially reasonable terms, or further consolidate facilities. Going forward, Kaleyra will continue to assess its facilities requirements and make appropriate adjustments as needed and dictated by the business.

Kaleyra operates 42 data centers, including cloud platforms operated by Amazon Web Services, and Kaleyra maintains private clouds on behalf of its customers. The Kaleyra private cloud devices are custom-built hardware running Kaleyra’s Platforms and, thus, can be deployed virtually anywhere. Kaleyra currently runs these private cloud devices out of its headquarters in Milan, Italy.

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

On November 7, 2022, Kaleyra received a written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Company's common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ending on the last trading day of that month.

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve the reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. Refer to Note 27 - Subsequent events in the Company's consolidated financial statements for more information.

In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. The Company has not yet received a non-compliance notice from NYSE. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Upon receipt of a non-compliance notice from NYSE, the Company plans to respond with respect to its intent to cure the deficiency by providing available alternatives, including, but not limited to, executing a private or public offering or applying to be listed on another market, provided that we meet the continued listing requirements of that market.

(b) Holders

As of December 31, 2022, there were twenty-five holders of record of our common stock and six holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table reflects information for our 2019 Equity Incentive Plan, as amended (the “2019 EIP”) as of December 31, 2022 (on a post-reverse split basis).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon vesting of Restricted Stock Units	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by security holders*	1,002,071	$0.00	867,376
Equity compensation plans not approved by security holders	N/A	N/A	N/A

* The terms of the 2019 EIP provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2023, the number of additional shares available for issuance under the 2019 EIP was automatically increased by 647,986 shares (on a post-reverse split basis).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Shareholders should read the following management’s discussion and analysis in conjunction with the audited consolidated financial statements of Kaleyra as of December 31, 2022 and 2021 and for the years there ended and the related notes. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including those risks and uncertainties described in the sections entitled “Risk Factors” and “Special Note Regarding Forward Looking Statements.”

OVERVIEW

Kaleyra is a result of the expansion of the former Ubiquity, which was founded in Milan, Italy in 1999. Ubiquity secured a leading market position in mobile messaging on behalf of the Italian financial services industry and then expanded its products and geographic offerings. Ubiquity acquired Solutions Infini of Bangalore, India in 2017 and Buc Mobile of Vienna, Virginia in 2018. Kaleyra was rebranded as Kaleyra S.p.A. in February 2018. Following the integration of the acquired entities, the combined company became collectively engaged in the operation of the Platforms on behalf of Kaleyra’s customers.

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communications services provider on a global scale. At the time of the closing of the Business Combination, Kaleyra operated in the CPaaS market with operations primarily in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc..

Kaleyra provides mobile communications services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively, the “Platforms”), Kaleyra manages multi-channel integrated communications services on a global scale, consisting of inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

On October 22, 2019, Kaleyra’s U.S. subsidiary, TCR, was incorporated under the laws of Delaware to promote a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem. TCR started to account for its first revenue in the second half of fiscal year 2020 and revenue has constantly increased since then. On March 26, 2021, a wholly owned subsidiary of TCR was incorporated under the laws of Canada, with the registered office in Vancouver, British Columbia. This new subsidiary was established with the goal to further expand the registry legacy business in North America.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock at the $41.20 per share closing price (on a post-reverse split basis) of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 2,400,000 shares of Kaleyra common stock to the PIPE Investors at $43.75 per share (on a post-reverse split basis). Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer S.r.l. (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses.

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

On November 7, 2022, Kaleyra received a written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Company's common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ending on the last trading day of that month.

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve the reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. The Company believes the Reverse Stock Split will help it regain compliance with the NYSE continued listing criteria. Refer to Note 27 - Subsequent events in the Company's consolidated financial statements for more information.

In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. The Company has not yet received a non-compliance notice from NYSE. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Upon receipt of a non-compliance notice from NYSE, the Company plans to respond with respect to its intent to cure the deficiency by providing available alternatives, including, but not limited to, executing a private or public offering or applying to be listed on another market, provided that we meet the continued listing requirements of that market. In addition, the Company is focusing on improving operations to help cure this deficiency.

The Company continues to pursue avenues to expand its customer base as well as increase revenue from existing customers. Kaleyra’s revenue growth is fueled by the Company’s ability to maintain its customers, drive new services into existing customers, and monetize its pipeline to expand its enterprise customer base. Combined with deep integrations with customer software, and the ability to deliver messages across the world on its trusted network, the Company's product offering remains compelling. Brands are always going to seek to connect with their customers, especially on mobile devices, and Kaleyra is ready to be their partner regardless of channel. While challenges in the global economy may impact near-term growth rates, the industry remains vital and healthy. Kaleyra’s ability to further penetrate its customer base, expand margins and grow geographically is dependent on the Company's success in attracting new customers, selling additional products into our existing customer base, and adding higher gross margin products in our product portfolio. The Company also plans to expand its reach geographically. The ability to expand into new geographies is supported by an already sizeable global footprint, both in terms of carrier direct connections and physical offices.

Kaleyra has always invested heavily in research and development, as the market is fast moving, and new channels are always developing. There are opportunities to layer in intelligence into the CPaaS market and the Company is actively pursuing these areas. Kaleyra has already achieved early success with chatbots and SMS-over-IP which cuts out termination costs yielding higher gross margins.

Kaleyra’s competitive positioning in the market is due in part to its unique infrastructure and continued enhancements and investments in research and development. This infrastructure entails a combination of security, compliance and integration capabilities that protect the integrity and privacy of our customers’ transactions. The Company believes this foundation leads to continued customer satisfaction and enables Kaleyra to maintain a leadership position in the fast-evolving industry in which it operates. Evidence of our success in maintaining best in class customer satisfaction can be seen by the top ten customers contributing 43.3% of revenue in the quarter ended December 31, 2022, and zero customer churn over the past year.

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to deliver results beginning as early as the first quarter of 2023 and will run through the remainder of 2023. As of the date of the announcement, significant cost savings and cash flow improvements have successfully been launched. This includes fixed costs being heavily scrutinized.

As a result of the Company’s recently launched initiatives, significant improvement in Adjusted EBITDA is expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are able to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies. Ultimately, the result of the Company’s Adjusted EBITDA improvement will convert to cash. The expected increase in cash flow is important and will significantly aid Kaleyra’s servicing its outstanding debt requirements. The improvement in the Company’s ability to service debt requirements is a direct result of the initiatives to support the Company long-term.

The demand for cloud communications is increasingly driven by the growing, and often mandated, need for enterprises to undertake a digital transformation that includes omnichannel, mobile-first and interactive customer communications. Mobile network operators and OTTs typically are the gateway to reach end-users’ mobile devices. Kaleyra enables its customers and business partners to connect enterprise software and applications to mobile network operators by providing carefully documented Application Programming Interfaces (“APIs”). APIs allow building omnichannel journeys in a seamless way, with failover capabilities from one channel to another. In addition, Kaleyra also offers an extensive set of no-coding cloud-based visual interfaces to program communications to the customers across multiple channels. Kaleyra’s Platforms couple the possibility of sending communications to end-users to a “Software as a Service” or SaaS business model, creating what is generally referred to as a “Communications Platform as a Service”, or simply CPaaS.

Kaleyra’s vision is to be the CPaaS provider that best aligns with its customers’ and business partners’ communication requirements and outcomes, and the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring, analytics, and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integrations will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communications applications, better enabling Kaleyra to set itself apart from its competition.

During the year ended December 31, 2022, Kaleyra processed nearly 52 billion billable messages and 8 billion voice calls. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Los Angeles, California, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra has over 670 employees across the four regions.

Kaleyra has customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In 2022 and 2021, there was no customer which individually accounted for more than 10% of Kaleyra’s consolidated total revenues.

For the fiscal year ended December 31, 2022, 97% of revenues came from customers which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments. In continuity with the past, Kaleyra is committed to strengthen its product portfolio, expand its global presence, recruit world-class talent and develop synergies with external players to capitalize on its growing market penetration opportunities and value creation.

Kaleyra’s customers are primarily enterprises that use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners that use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support and competitive pricing. In particular, Kaleyra was listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2022) as a co-creator, in other words, a CPaaS focused on a consultative business model that emphasizes consulting services, solves business problems and often pursues specific verticals. Kaleyra also partners with consulting companies and digital transformation players worldwide. Kaleyra was awarded the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022, and was ranked as an Established Leader at the forefront of the global CPaaS market by Juniper Research, a leading independent market research, forecasting and consulting services firm, in its latest Competitor Leaderboard (2022).

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises that use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-users. With each relationship, Kaleyra is the link between the financial institutions and their end-users. In linking these two parties, Kaleyra’s Platforms leverage the telecommunications provider to transmit message data to these end-users.

For the years 2022 and 2021, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market. Please see the section below titled “Factors Affecting Comparability of Results” for further information regarding the effects of acquisitions.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In 2022, the number of messages delivered to customers increased by 17%, while the number of voice calls connected to customers increased by 39%, compared to the prior year. The increase in the number of messages delivered to customers is mainly driven by the volume additions following the business combination with mGage. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to prior year. The number of messages delivered and voice calls connected to customers is still affected by the spread of the COVID-19 pandemic, including the series of variant strains, and the deriving fluctuations in revenue generating traffic and Kaleyra’s services resulting therein.

Volume increase has been driven by the increased number of digital payments transactions made by the end-users (such as credit card transactions and other digital payments), by the increasing usage of mobile banking features and by the increasing penetration rate of digital payments in the underlying payments markets. Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro, Indian Rupees and United Arab Emirates Dirham.

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

The purchase consideration amounting to $217.0 million consisted of cash consideration and common stock consideration. Cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000, pursuant to the terms of the Merger Agreement. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock. The resulting value of the common stock consideration, which was based upon the $41.20 per share closing price (on a post-reverse split basis) of Kaleyra common stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

In 2021, the Company incurred costs related to the acquisition of mGage of $5.5 million that were expensed in General and Administrative expenses in the consolidated statement of operations.

Kaleyra US Inc. contributed $120.7 million to the consolidated total revenues in the year ended December 31, 2022 and represented 35.6% of the consolidated revenues for the year ended therein.

Kaleyra US Inc. contributed $55.8 million to the consolidated net loss in the year ended December 31, 2022 and represented 56.6% of the consolidated net loss for the year ended December 31, 2022.

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

COVID-19

The current COVID-19 pandemic has affected and will continue to affect economies and businesses around the world. Notwithstanding the recent improvements in the spread of the pandemic, mostly as a result of the worldwide vaccine campaigns and the numerous measures implemented by various governmental authorities and private enterprises to contain the pandemic, disruptions to the global economies caused by COVID-19 may continue to trigger an extended period of economic uncertainties. The magnitude and duration of the disruptive effects of the pandemic on business activity and operations cannot be measured with any degree of certainty. Kaleyra is actively monitoring and managing its response and assessing actual and potential impacts to its operating results, financial condition, liquidity and operations, which could also impact trends and expectations.

Key Business Metrics

Revenue

Kaleyra’s revenue is generated primarily from usage-based fees earned from the sale of communications services offered through access to the Company’s Platforms to customers and business partners across enterprises. Revenue can be billed in advance or in arrears depending on the terms of the agreement; for the majority of customers, revenue is invoiced on a monthly basis in arrears.

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

Gross profit is equal to the revenue less cost of revenue associated with delivering the communications services to Kaleyra’s customers.

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2022 and 2021 is as follows ($ in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$339,168	$267,739	$71,429	27%
Cost of revenue (1)	269,063	210,228	58,835	28%
Gross profit	70,105	57,511	12,594	22%
Operating expenses:
Research and development (2)	19,235	18,456	779	4%
Sales and marketing (1)(2)	29,270	21,077	8,193	39%
General and administrative (2)	59,651	50,957	8,694	17%
Intangible asset impairment	49,446	—	49,446	NM
Total operating expenses	157,602	90,490	67,112	74%
Loss from operations	(87,497)	(32,979)	54,518	NM
Other income, net	185	185	—	0%
Financial expense, net	(13,971)	(8,795)	5,176	59%
Foreign currency loss	(1,400)	(97)	1,303	NM
Loss before income tax benefit	(102,683)	(41,686)	60,997	NM
Income tax benefit	(4,155)	(7,689)	(3,534)	(46%)
Net loss	$(98,528)	$(33,997)	$64,531	NM

NM = Not meaningful

(1)
For the year ended December 31, 2022 and 2021, the expense includes amortization of acquired intangibles as noted in the table below (in thousands).

	Year Ended December 31,
	2022	2021
Cost of revenue	$5,925	$3,845
Sales and marketing	11,180	6,992
Total	$17,105	$10,837
(2)
Operating expenses include stock-based payments. The expense for 2022 and 2021 related to RSUs are as follows (in thousands), net of capitalized stock-based compensation expenses.

	Year Ended December 31,
	2022	2021
Research and development	$2,131	$3,707
Sales and marketing	2,890	2,075
General and administrative	16,149	14,209
Total	$21,170	$19,991

Revenue

In 2022, revenue increased by $71.4 million, or 27%, compared to 2021. This increase was mainly driven by the effects of the business combination with mGage, which contributed $120.7 million in the year ended December 31, 2022 as compared to $82.0 million from the date of the business combination through December 31, 2021, and the organic growth of Kaleyra legacy businesses, representing 18% of the aggregate growth period over period.

Cost of Revenue and Gross Profit

In 2022, cost of revenue increased by $58.8 million, or 28%, compared to 2021. The increase in cost of revenue was primarily attributable to the impact of the full twelve months of consolidation of mGage and the amortization of acquired intangible assets. In 2022, gross profit increased by 21.9% compared to 2021, mainly driven by the effects of the business combination with mGage.

Operating Expenses

In 2022, research and development expenses increased by $779,000, compared to 2021. Research and development expenses included $2.1 million of stock-based compensation in 2022, compared to $3.7 million of stock-based compensation in 2021. Excluding such costs and $8.1 million capitalized software development costs, compared to $5.2 million capitalized costs in 2021, research and development expenses would have increased by $5.3 million. This increase was primarily due to Kaleyra US Inc. research and development expenses for 2022 equal to $12.1 million, compared to $7.7 million, for the period starting from the business combination through December 31, 2021.

In 2022, sales and marketing expenses increased by $8.2 million, compared to 2021. Sales and marketing expenses included $2.9 million of stock-based compensation in 2022, compared to $2.1 million of stock-based compensation in 2021. Excluding such costs, sales and marketing expense would have increased by $7.4 million. Such increase was primarily driven by Kaleyra US Inc. sales and marketing expenses for 2022 equal to $18.5 million, compared to $9.6 million, for the period starting from the business combination through December 31, 2021.

In 2022, general and administrative expenses increased by $8.7 million compared to 2021. General and administrative expenses included (i) $16.1 million of stock-based compensation in 2022, compared to $14.2 million in 2021; and (ii) $310,000 of mGage and Bandyer acquisition transaction costs and $5.7 million of transaction costs in 2022 and 2021, respectively. Excluding such costs, general and administrative expenses would have increased by $12.2 million, mainly due to Kaleyra US Inc. general and administrative expenses in 2022 equal to $13.8 million, compared to $6.3 million, for the period starting from the business combination through September 30, 2021.

In 2022, impairment charges of $29.4 million, $15.8 million and $4.3 million were recorded in relation to customer relationships, developed technology and trade names, respectively. Impairment losses were determined as the difference between the carrying amount and the estimated fair values of intangible assets arising from the business combinations with mGage and Bandyer. Impairment loss is included in “Intangible asset impairment” on the consolidated statements of operations.

Financial Expense, Net

In 2022, financial expense, net increased by $5.2 million, compared to 2021. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and amortization of issuance costs amounting to $12.2 million and $2.0 million, respectively, partially offset by the decrease in the fair value of the private warrant liability of $863,000. The same period last year accounted for the accrued contractual interest expense and amortization of issuance costs amounting to $7.1 million and $1.1 million, respectively, and to the change in fair value of the private warrant liability of $546,000, partially offset by the non-recurring reversal of interest expense on a forward share purchase agreement of $659,000. Excluding such costs, financial expense, net would have decreased by $104,000.

Foreign Currency Loss

In 2022, foreign currency loss increased by $1.3 million, compared to 2021. Such change was mainly attributable to the effects of the fluctuation of the Euro and Indian Rupee against the U.S. dollar.

Income Tax Benefit

In 2022 and in 2021, income tax benefit amounted to $4.2 million and $7.7 million, respectively. As a percentage of loss before income taxes in 2022 and 2021, income tax benefit accounted for 4% and 18%, respectively. The income tax benefit in 2022 is principally due to reductions in recorded deferred tax liabilities as a result of the recording of the impairment charge on intangibles in 2022. The income tax benefit in 2021 is principally due to acquirer valuation allowance reductions as result of ASC 805 purchase accounting adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $78.6 million in cash, restricted cash and short-term investments, $26.6 million was held in U.S. banks, $36.1 million was held in Italy, $13.0 million was held in India with the remainder held in other banks. As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The consolidated balance sheet as of December 31, 2022 included total current assets of $173.0 million and total current liabilities of $117.0 million, resulting in net current assets of $56.1 million and a short-term net financial position of $62.8 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of December 31, 2022, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $28.8 million ($38.7 million as of December 31, 2021).

Kaleyra has credit line facilities of $5.4 million as of December 31, 2022, of which $4.0 million has been used. As of December 31, 2021, Kaleyra had credit line facilities of $6.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

The Company’s outstanding Merger Convertible Notes in the amount of $191.8 million contain redemption features in the event Kaleyra is not able to maintain its NYSE listing.

On November 7, 2022, Kaleyra received a written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Company's common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ending on the last trading day of that month.

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve the reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. Refer to Note 27 - Subsequent events in the Company's consolidated financial statements for more information.

In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. The Company has not yet received a non-compliance notice from NYSE. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Upon receipt of a non-compliance notice from NYSE, the Company plans to respond with respect to its intent to cure the deficiency by providing available alternatives, including, but not limited to, executing a private or public offering or applying to be listed on another market, provided that Kaleyra meets the continued listing requirements of that market.

As of December 31, 2022, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. If Kaleyra fails to regain compliance with the NYSE continued listing requirements, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 11 – Notes Payable in the Company's consolidated financial statements for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture. The Company continues to seek other sources of capital and other alternatives to maintain its listing on the NYSE. In addition, the Company is focusing on improving operations with actions aimed at expanding its customer base, increase revenue and margins from existing customers, reduce costs, as well as expand into geographics where Kaleyra currently has low concentration.

On February 15, 2023, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023 (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to deliver results beginning as early as the first quarter of 2023 and will run through the remainder of 2023. This includes fixed costs being heavily scrutinized. As a result of the Company’s recently launched initiatives, significant improvements in the Company's results are expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are able to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies.

Despite the measures the Company is undertaking and plans to undertake, the factors outlined above raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. Refer to Report of Independent Registered Public Accounting Firm and Note 2 - Summary of Significant Accounting Policies in the Company's consolidated financial statements for more information relating going concern.

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

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 125,885 Settlement Shares to Cowen Investments and Chardan, consisting of 107,002 Settlement Shares issued to Cowen Investments, and 18,883 Settlement Shares issued to Chardan (on a post-reverse split basis, for each share amount); and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 86,620 shares of common stock of Kaleyra, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 15,286 shares of common stock of Kaleyra, if there has been no principal reduction (on a post-reverse split basis, for each share amount). As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 86,620 shares of common stock (on a post-reverse split basis) pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of December 31, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $54,000.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Merger Convertible Notes are convertible into 3,386,243 shares of Kaleyra common stock at a conversion price of $59.063 per share of Kaleyra common stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Kaleyra common stock as set forth in the Indenture.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change. The Merger Convertible Notes provide that the delisting of our common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. On November 7, 2022, Kaleyra received a written notice from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual with respect to the minimum share price requirement. Kaleyra is committed to regaining compliance with the share price rule within the six-month cure period following the receipt of the notice. In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Refer to Note 2 - Summary of Significant Accounting Policies in the Company's consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting.

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

As of December 31, 2022, the outstanding amount of the Merger Convertible Notes was $191.8 million, net of issuance costs. During the year ended December 31, 2022, contractual interest expense on the Merger Convertible Notes amounted to $12.2 million and amortization of the debt issuance costs amounted to $2.0 million. The liability is included in the consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding credit line facilities, consisted of the following ($ in thousands):

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2022	2021	Maturity	Interest Contractual Rate	2022	2021
UniCredit S.p.A. (Line A Tranche (1)	$943	$2,330	July 2023	Euribor 3 months + 3.10% (1)	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	53	113	November 2023	Euribor 3 months + 3.10% (1)	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,324	2,337	May 2024	Euribor 3 months + 2.90% (1)	2.60%	2.60%
UniCredit S.p.A. (Line C)	755	1,833	August 2023	Euribor 3 months + 3.90%	6.03%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	—	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	1,654	2,872	April 2024	Euribor 3 months + 3.10%	5.23%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	7,927	8,961	June 2026	Euribor 3 months + 2.15%	4.28%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,466	5,927	July 2026	Euribor 3 months + 2.20%	4.33%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	—	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	356	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	189	593	June 2023	Euribor 3 months + 2.00%	4.13%	2.00%
Banco BPM S.p.A. (Line 3)	3,059	5,014	September 2024	Euribor 3 months + 3.00%	5.13%	2.43%
Banco BPM S.p.A. (Line 4)	2,491	—	July 2025	Euribor 3 months + 1.95%	4.08%	—
Simest 1	134	189	December 2023	0.50%	0.50%	0.50%
Simest 2	133	188	December 2023	0.50%	0.50%	0.50%
Simest 3	244	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,150	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	24,878	33,418
Less: current portion	11,419	10,508
Total long-term portion	$13,459	$22,910
(1) Interest contractual rate is hedged through interest rate swap financial instruments. Refer to Note 4 - Derivative Financial Instruments for further details.

All bank and other borrowings are unsecured borrowings of Kaleyra.

Liquidity

As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $78.6 million in cash, restricted cash and short-term investments, $26.6 million was held in U.S. banks, $36.1 million was held in Italy, $13.0 million was held in India with the remainder held in other banks. As of December 31, 2021, the Company had $90.0 million of cash and cash equivalents, $1.7 million of restricted cash and $6.2 million of short-term investments. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The consolidated balance sheets as of December 31, 2022 includes total current assets of $173.0 million and total current liabilities of $117.0 million, resulting in net current assets of $56.1 million and a short-term net financial position of $62.8 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of December 31, 2022, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities was $28.8 million ($38.7 million as of December 31, 2021).

Kaleyra has credit line facilities of $5.4 million as of December 31, 2022, of which $4.0 million has been used. As of December 31, 2021, Kaleyra had credit line facilities of $6.7 million, of which $5.3 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$690	$(11,932)
Net cash used in investing activities	(5,911)	(217,247)
Net cash provided by (used in) financing activities	(8,010)	289,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(491)	(1,694)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,722)	$58,732

In the year ended December 31, 2022, cash provided by operating activities was $690,000, primarily consisting of a net loss of $98.5 million reduced by non-cash charges including $49.4 million of impairment on intangible assets, $23.5 million of depreciation and amortization expense and $21.2 million of non-cash compensation expense for stock-based compensation, partially offset by changes in operating assets and liabilities of $6.3 million.

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

In the year ended December 31, 2022, cash used in investing activities was $5.9 million, primarily consisting of $8.1 million to fund the cost of internally developed software, $2.1 million of purchases of property and equipment, $1.2 million of purchases of short-term investments, $1.0 million of consideration paid for the Bandyer Acquisition, partially offset by $6.5 million of proceeds from sale of short-term investments.

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

In the year ended December 31, 2022, cash used in financing activities was $8.0 million, primarily consisting of $9.2 million of repayments on term loans and $1.1 million of repayments on lines of credit, partially offset by $2.5 million on borrowings on term loans.

In the year ended December 31, 2021, cash provided by financing activities was $289.6 million, primarily consisting of $188.6 million of proceeds from issuance of convertible notes, net of issuance costs, $99.1 million of proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs, $17.0 million of receipts related to forward share purchase agreements, $2.9 million in proceeds received from the exercise of common stock warrants, $1.2 million in proceeds related to the settlement of non-forfeited 2020 Sponsor Earnout Shares, $1.3 million of proceeds from borrowings on term loans and net drawings of $327,000 on the available lines of credit, partially offset by $7.7 million of repayments on term loans, $7.5 million of repayments on notes and $5.5 million in cash paid to repurchase warrants.

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and 2021, Kaleyra did not have any relationships with any entities or financial partnerships, such as structured finance or special purposes entities established for the purpose of facilitating off-balance sheet arrangements or for other purposes.

Seasonality

Historically, Kaleyra has experienced clear seasonality in its revenue generation, with slower traction in the first calendar quarter, and increasing revenues as the year progresses. Kaleyra typically experiences higher revenues in messaging and notification services during the fourth calendar quarter. This patterned revenue generation behavior occurs due to Kaleyra’s customers sending more messages to their end-users who are engaged in consumer transactions at the end of the calendar year, resulting in an increase in notifications of electronic payments, credit card transactions and e-commerce.

Taxes

Kaleyra files income tax returns in the United States and in foreign jurisdictions including Italy, India, Germany, United Kingdom, Canada, Netherlands, Dominican Republic, South Africa and Greece.

For the years ended December 31, 2022 and 2021, Kaleyra’s consolidated effective tax rate was 4% and 18%, respectively. The change in the effective tax rate is primarily due to reductions in recorded deferred tax liabilities as a result of book impairments of intangible assets and changes in recorded valuation allowances. With the exception of post-acquisition losses occurring after May 31, 2021, domestic net operating loss carryforwards and Internal Revenue Code (“IRC”) Section 163(j) deferred interest deductions are subject to change in ownership limitations under IRC Section 382.

As of December 31, 2022, Kaleyra did not record taxes on undistributed earnings and profits generated by foreign subsidiaries as the Company has asserted permanent reinvestment of its offshore earnings. The Company has long-term plans to expand its overseas business and will continue to invest additional capital to meet those growth goals as needed. In doing so, all cash and unremitted earnings will be reinvested in foreign businesses.

As of December 31, 2022, the Company has federal, state and foreign net operating loss carryforwards totaling $174.7 million, $203.6 million and $33.6 million, respectively. If not utilized, federal net operating losses of $90.4 million will expire at various dates from 2032 through 2037, and $84.3 million federal net operating losses have indefinite lives. State net operating losses of $176.0 million will expire at various dates from 2023 through 2041, and $27.5 million state net operating losses have indefinite lives. Foreign net operating losses will expire at various dates from 2023 through 2027.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with US GAAP applicable for an “emerging growth company” as defined in the JOBS Act. The JOBS Act provides, among others, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, Kaleyra availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies except for ASU2020-06 and ASU 2017-04. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO.

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

Refer to Note 2 - Summary of Significant Accounting Policies in the Company's consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill the Company has acquired include but are not limited to future expected cash flows from acquired developed technologies, existing customer relationships, uncertain tax positions and tax related provisions and valuation allowances and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Revenue Recognition

Kaleyra derives the revenue primarily from usage-based fees earned from the sale of communications services offered through Platforms access to customers and business partners across enterprises. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers revenue is invoiced on a monthly basis in arrears.

The Company follows the provisions of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

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

Nature of Products and Services

Revenue is recognized upon the sending of a SMS or the connection of a voice call to the end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive from the Company's customers in exchange for those rendered services, which is generally based upon agreed fixed prices per unit.

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

As mentioned above, in November 2019, Kaleyra adopted its 2019 EIP. The EIP provides for the award of stock-based compensation. In 2022, Kaleyra granted RSUs to employees and directors of the Company for a total of 858,182 RSUs shares with an aggregate grant date fair value of $16.7 million, based on a per share weighted-average grant date fair value of $19.49 (on a post-reverse split basis).

Restricted Stock Units

Kaleyra measures and recognizes the compensation expense for RSUs granted to employees and directors of the Company, based on the fair value of the award on the grant date.

RSUs give an employee an interest in company stock but they have no tangible value until vesting is complete. RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. Kaleyra elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of Kaleyra's common stock on the grant date. Compensation cost for RSUs is recognized using the straight-line method over the requisite service period.

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

Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. During the year ended December 31, 2022, impairment charges of $29.3 million, $15.8 million and $4.3 million were recorded in relation to customer relationships, developed technology and trade name intangible assets, respectively. No impairment loss was recorded during the year ended December 31, 2021.

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

Recent Accounting Pronouncements

Refer to Note 2 to the annual consolidated financial statements included elsewhere in this document for a discussion of recent accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Our cash and cash equivalents consist of funds deposited into saving accounts. Short-term investments primarily consist of mutual funds and certificates of deposit. Kaleyra also entered into a limited number of derivative financial instruments to manage its interest rate risk exposure with respect to the bank borrowing held by Italian commercial banks.

Interest rates are highly sensitive to many factors including the current international economic and political scenario, as well as other factors beyond Kaleyra’s control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Kaleyra’s interest rates on the bank borrowing held by Italian commercial banks are at market in Italy and well below market in other geographical locations. The Merger Convertible Notes bear interest at a fixed coupon rate of 6.125% per annum, and for this reason Kaleyra has no financial or economic interest exposure associated with changes in interest rates. Therefore, Kaleyra does not believe there is material exposure to market risk from changes in interest rates on debt.

Foreign Currency Risk

Kaleyra’s consolidated financial statements are presented in U.S. dollars while the functional currencies of foreign subsidiaries are other than U.S. dollar. The main functional currencies of foreign subsidiaries include: Euro for Kaleyra S.p.A., Indian Rupee for Solutions Infini Technologies Private Limited, Great Britain Pound for Kaleyra UK Limited, United Arab Emirates Dirham for Solutions Infini FZE.

More than 50% of our total revenue was generated outside the United States for the year ended December 31, 2022. The majority of our revenues and operating expenses are denominated in currency other than U.S. dollars, and therefore are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

Item 8. Financial Statements and Supplementary Data.

KALEYRA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Kaleyra, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaleyra, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has stated it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, at such date the Company was not in compliance with the New York Stock Exchange continued listing standards and its current liquidity would not be sufficient to meet its obligations that may arise if the Company is not able to regain compliance, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ EY S.p.A.

We have served as the Company’s auditor since 2021.

Milan, Italy

March 16, 2023

KALEYRA, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$77,500	$90,001
Restricted cash	480	1,701
Short-term investments	587	6,236
Trade receivables, net	86,783	85,945
Deferred cost	319	341
Prepaid expenses	3,989	5,357
Other current assets	3,387	2,599
Total current assets	173,045	192,180
Property and equipment, net	23,826	18,811
Operating right-of-use assets	2,931	—
Intangible assets, net	57,400	125,396
Goodwill	111,526	110,465
Deferred tax assets	—	1,230
Other long-term assets	1,445	399
Total Assets	$370,173	$448,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,258	$70,942
Lines of credit	3,955	5,256
Current portion of notes payable	405	—
Current portion of bank and other borrowings	11,419	10,508
Deferred revenue	3,528	9,553
Payroll and payroll related accrued liabilities	5,993	6,907
Other current liabilities	9,431	8,274
Total current liabilities	116,989	111,440
Long-term portion of bank and other borrowings	13,459	22,910
Long-term portion of notes payable	191,777	190,147
Long-term portion of employee benefit obligation	2,373	2,338
Deferred tax liabilities	—	2,384
Other long-term liabilities	3,362	1,840
Total Liabilities	327,960	331,059
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 13,759,169 shares issued and 12,959,724 shares outstanding as of December 31, 2022 and 12,809,056 shares issued and 12,009,611 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	278,473	251,662
Treasury stock, at cost; 799,445 shares as of December 31, 2022 and 2021	(30,431)	(30,431)
Accumulated other comprehensive loss	(5,212)	(2,010)
Accumulated deficit	(200,618)	(101,800)
Total stockholders’ equity	42,213	117,422
Total liabilities and stockholders’ equity	$370,173	$448,481

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$339,168	$267,739
Cost of revenue	269,063	210,228
Gross profit	70,105	57,511
Operating expenses:
Research and development	19,235	18,456
Sales and marketing	29,270	21,077
General and administrative	59,651	50,957
Intangible asset impairment	49,446	—
Total operating expenses	157,602	90,490
Loss from operations	(87,497)	(32,979)
Other income, net	185	185
Financial expense, net	(13,971)	(8,795)
Foreign currency loss	(1,400)	(97)
Loss before income tax benefit	(102,683)	(41,686)
Income tax benefit	(4,155)	(7,689)
Net loss	$(98,528)	$(33,997)
Net loss per common share, basic and diluted	$(7.86)	$(3.21)
Weighted-average shares used in computing net loss per common share, basic and diluted	12,534,749	10,580,485

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(98,528)	$(33,997)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,224)	786
Net change in unrealized gain on marketable securities, net of tax	22	30
Total other comprehensive income (loss)	(3,202)	816
Total comprehensive loss	$(101,730)	$(33,181)

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020 (4)	8,653,910	$1	$93,630	799,445	$(30,431)	$(2,826)	$(67,803)	$(7,429)
Conversion of Cowen Note	86,620	—	2,295	—	—	—	—	2,295
Forfeiture of 2020 Sponsors' Earnout Shares (3)	(134,098)	—	1,244	—	—	—	—	1,244
Forward share purchase agreement transactions	—	—	17,528	—	—	—	—	17,528
Stock-based compensation (RSUs)	474,662	—	22,027	—	—	—	—	22,027
Warrants exercised for common stock	71,374	—	2,873	—	—	—	—	2,873
Warrants repurchase (1)	—	—	(5,474)	—	—	—	—	(5,474)
Fair value of warrants	—	—	(344)	—	—	—	—	(344)
Proceeds from issuance of common stock in Private Investment in Public Equity offering, net of issuance costs	2,400,000	—	99,051	—	—	—	—	99,051
Common stock issued to Vivial equity holders (mGage acquisition) (2)	457,143	—	18,832	—	—	—	—	18,832
Net loss	—	—	—	—	—	—	(33,997)	(33,997)
Other comprehensive income	—	—	—	—	—	816	—	816
Balance as of December 31, 2021 (4)	12,009,611	1	251,662	799,445	(30,431)	(2,010)	(101,800)	117,422
Stock-based compensation (RSUs)	950,113	—	26,811	—	—	—	—	26,811
Adjustment to opening retained earnings due to adoption of ASC842	—	—	—	—	—	—	(290)	(290)
Net loss	—	—	—	—	—	—	(98,528)	(98,528)
Other comprehensive loss	—	—	—	—	—	(3,202)	—	(3,202)
Balance as of December 31, 2022 (4)	12,959,724	$1	$278,473	799,445	$(30,431)	$(5,212)	$(200,618)	$42,213

(1)
On August 24, 2021, the Company entered into Warrant Repurchase Agreements with certain holders to repurchase warrants held by these holders for the purchase of an aggregate amount of 481,277 shares of the Company’s common stock. The warrants were initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Warrant Repurchase Agreements, on August 27, 2021, the Company paid $11.38 per underlying share of common stock to repurchase these warrants, at an aggregate purchase price of $5.5 million for the surrender and cancellation of these warrants held by such holders.
(2)
On June 1, 2021, the Company completed its acquisition of mGage for a total purchase price of $218.0 million, consisting of both cash and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021. The original cash consideration was reduced by $997,000 due to a working capital adjustment. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock at $41.20 per share closing price of the Company’s common stock on the date of issuance, equal to $18.8 million.
(3)
On March 16, 2021, upon the final determination that GigAcquisitions, LLC, Cowen Investments II LLC (“Cowen”), Irwin Silverberg and Jeffrey Bernstein (the “Sponsors”) were not entitled to receive the final 50% of the Earnout Shares (“2020 Sponsors’ Earnout Shares”) pursuant to the terms of the Purchase Agreement entered into on February 22, 2019, such number of 2020 Sponsors’ Earnout Shares that have not vested were forfeited by all but one Sponsor. That remaining Sponsor has settled its portion of the 2020 Sponsors’ Earnout Shares in cash in lieu of forfeiting its shares.
(4)
Amounts as of December 31, 2022 and before that date differ from those published in the Company's prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1 - Description of Organization and Business Operations). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split were divided by the split ratio of 3.5:1, such that each 3.5 shares of common stock were combined and reconstituted into one share of common stock effective March 9, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(98,528)	$(33,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,509	15,004
Stock-based compensation	21,170	19,991
Impairment of intangible assets	49,446	—
Non-cash reduction to the right-of-use asset	(310)	—
Provision for doubtful accounts	2,321	1,155
Realized gains on marketable securities	22	30
Employee benefit obligation	501	537
Change in fair value of warrant liability	(863)	546
Reversal of accrued interest on forward share purchase agreement	—	(659)
Non-cash interest expense	2,048	1,254
Deferred taxes	(4,889)	(8,052)
Change in operating assets and liabilities:
Trade receivables	(5,917)	(16,879)
Other current assets	296	(2,396)
Deferred cost	22	76
Operating lease liability	257	—
Other long-term assets	(1,164)	1,416
Accounts payable	14,876	1,908
Other current liabilities	3,418	2,135
Deferred revenue	(5,775)	5,609
Long-term liabilities	250	390
Net cash provided by (used in) operating activities	690	(11,932)
Cash flows from Investing Activities:
Purchase of short-term investments	(1,165)	(52,224)
Sale of short-term investments	6,521	50,741
Purchase of property and equipment	(2,101)	(1,857)
Capitalized software development costs	(8,144)	(5,226)
Purchase of intangible assets	(17)	(31)
Acquisition of mGage, net of cash acquired	—	(195,346)
Acquisition of Bandyer, net of cash acquired	(1,005)	(13,304)
Net cash used in investing activities	(5,911)	(217,247)
Cash flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	(1,117)	327
Borrowings on term loans	2,519	1,268
Repayments on term loans	(9,170)	(7,728)
Proceeds from issuance of convertible notes, net of issuance costs	—	188,637
Repayments on notes	—	(7,500)
Receipts related to forward share purchase agreements	—	17,045
Proceeds from issuance of common stock in Private Investment in Public Equity offering (PIPE), net of issuance costs	—	99,051
Proceeds related to settlement of non-forfeited 2020 Sponsor Earnout Shares	—	1,244
Proceeds from exercise of common stock warrants	—	2,873
Repurchase of warrants	—	(5,474)
Repayments on capital lease	(242)	(138)
Net cash provided by (used in) financing activities	(8,010)	289,605
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(491)	(1,694)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,722)	58,732
Cash, cash equivalents and restricted cash, beginning of period (1)	91,702	32,970
Cash, cash equivalents and restricted cash, end of period (1)	$77,980	$91,702
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,960	$7,334
Cash paid for income taxes	$239	$441
Non-cash investing and financing activities:
Change in value of forward share purchase agreements	$—	$(483)
Common stock issued to Vivial equity holders (mGage acquisition)	$—	$18,832
Stock-based compensation related to capitalized software development costs	$1,876	$1,340
Conversion of convertible note to common stock	$—	$2,295
Fair value of warrant liability	$—	$344
Restricted stock units granted to employees for bonuses	$3,764	$—
Consideration payable (Bandyer acquisition)	$480	$1,701
Asset acquired under capital leases	$389	$—
Initial recognition of the lease at commencement	$(290)	$—

(1)
As of December 31, 2022, includes $77.5 million of cash and cash equivalents and $480,000 of restricted cash; as of December 31, 2021, includes $90.0 million of cash and cash equivalents and $1.7 million of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

KALEYRA, INC.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

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

As a result of the Business Combination, which closed on November 25, 2019, the Company (headquartered in Milan, Italy) became a multi-channel integrated communications services provider on a global scale. At the time of the closing of the Business Combination, Kaleyra operated in the Communications Platform as a Service (“CPaaS”) market with operations primarily in Italy, India, Dubai and the United States. In connection with the closing, the Company changed its name from GigCapital, Inc. to Kaleyra, Inc..

Kaleyra provides mobile communications services to financial institutions, e-commerce players, OTTs, software companies, logistic enablers, healthcare providers, retailers, and other large organizations worldwide. Through its proprietary cloud communications platforms (collectively, the “Platforms”), Kaleyra manages multi-channel integrated communications services on a global scale, consisting of inbound/outbound messaging solutions, programmable voice and Interactive Voice Response (IVR) configurations, hosted telephone numbers, conversational marketing solutions, RCS, and other types of IP communications services such as e-mail, push notifications, video/audio/chat, and WhatsApp®.

On October 22, 2019, Kaleyra’s U.S. subsidiary, TCR, was incorporated under the laws of Delaware to promote a systems initiative to reduce spam by collecting robotically driven campaign information and processing and sharing that information with mobile operators and the messaging ecosystem. TCR started to account for its first revenue in the second half of fiscal year 2020 and revenue has constantly increased since then. On March 26, 2021, a wholly owned subsidiary of TCR was incorporated under the laws of Canada, with the registered office in Vancouver, British Columbia. This new subsidiary was established with the goal to further expand the registry legacy business in North America.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock at the $41.20 per share closing price (on a post-reverse split basis) of Kaleyra common stock on the date of issuance, equal to $18.8 million. In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 2,400,000 shares of Kaleyra common stock to the PIPE Investors at $43.75 per share (on a post-reverse split basis). Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

On July 8, 2021, Kaleyra completed the acquisition of Bandyer S.r.l. (“Bandyer”) for cash consideration of $15.4 million. Bandyer offers cloud-based audio/video communications services via Web Real Time Communication (“WebRTC”) technology to financial institutions, retail companies, utilities, industries, insurance companies, human resources, and digital healthcare organizations. Bandyer provides customers with programmable audio/video APIs and Software Development Kits (“SDKs”) based on WebRTC technology for a variety of use cases, including Augmented Reality (“AR”) applications for smart glasses.

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

Reverse Stock Split

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, a reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. Refer to Note 27 - Subsequent events for more information.

All share, restricted stock unit, and per share information throughout the Company's consolidated financial statements has been retrospectively adjusted to reflect this Reverse Stock Split in accordance with SEC Staff Accounting Bulletins Topic 4.C, Equity Accounts, Change in Capital Structure (ASC 505-10-S99-4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. GAAP applicable for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides, among others, that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In particular, an emerging growth company can delay the adoption of certain accounting standards until those standards would apply to private companies. For the purpose of these consolidated financial statements, the Company availed itself of an extended transition period for complying with new or revised accounting standards and, as a result, did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies except for ASU2020-06 and ASU 2017-04. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO.

Substantial Doubt in Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On November 7, 2022, Kaleyra received a written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Company's common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ending on the last trading day of that month.

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve the reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. Refer to Note 27 - Subsequent events for more information.

In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. The Company has not yet received a non-compliance notice from NYSE. Kaleyra is committed to regaining compliance with the market capitalization and shareholders'

equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Upon receipt of a non-compliance notice from NYSE, the Company plans to respond with respect to its intent to cure the deficiency by providing available alternatives, including, but not limited to, executing a private or public offering or applying to be listed on another market, provided that we meet the continued listing requirements of that market.

As of December 31, 2022, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. The Company’s outstanding Merger Convertible Notes in the amount of $191.8 million contain redemption features in the event Kaleyra is not able to maintain its NYSE listing. If Kaleyra fails to regain compliance with the NYSE continued listing requirements, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 11 – Notes Payable for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture. The Company continues to seek other sources of capital and other alternatives to maintain its listing on the NYSE. In addition, the Company is focusing on improving operations with actions aimed at expanding its customer base, increase revenue and margins from existing customers, reduce costs, as well as expand into geographics where Kaleyra currently has low concentration.

On February 15, 2023, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023 (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to deliver results beginning as early as the first quarter of 2023 and will run through the remainder of 2023. This includes fixed costs being heavily scrutinized. As a result of the Company’s recently launched initiatives, significant improvements in the Company's results are expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are able to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies.

Despite the measures the Company is undertaking and plans to undertake, the factors outlined above raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity

As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $78.6 million in cash, restricted cash and short-term investments, $26.6 million was held in U.S. banks, $36.1 million was held in Italy, $13.0 million was held in India with the remainder held in other banks. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The consolidated balance sheet as of December 31, 2022 includes total current assets of $173.0 million and total current liabilities of $117.0 million, resulting in net current assets of $56.1 million and a short-term net financial position of $62.8 million.

Kaleyra finances its operations through a combination of cash generated from operations and from borrowings under Kaleyra bank facilities primarily with banks located in Italy, as well as proceeds from equity offerings and convertible note arrangements. Kaleyra’s long-term cash needs primarily include meeting debt service requirements, working capital requirements and capital expenditures.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, including Kaleyra S.p.A., Solutions Infini, Kaleyra US Inc., Kaleyra UK Limited, Buc Mobile and TCR, which represent its major operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue recognition; allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of goodwill, long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals, including tax related provisions and valuation allowances on deferred taxes and legal contingent liabilities; incremental borrowing rate used in present valuing lease liabilities. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation, the continuing impact of the novel strain of the coronavirus (“COVID-19”) and the armed conflict between Russia and Ukraine.

Impact of macroeconomic factors

Inflation

A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, including as a result of the lagging economic impacts of COVID-19, has resulted in significant inflationary trends mainly in the cost of goods sold, labor and other expenses. These inflationary pressures could affect wages, Kaleyra's cost and ability to negotiate the cost of the mobile network operators, the price of its products and services, its ability to meet customer demand, and ultimately the Company's gross margins and operating profit. Notwithstanding the existence of inflationary pressures and the above outlined risks, Kaleyra concluded that its business, operating results, cash flows and financial condition would not be materially adversely affected.

Interest rate

Interest rates are highly sensitive to many factors including the current international economic and political scenario, as well as other factors beyond Kaleyra’s control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Kaleyra’s interest rates on the bank borrowing held by Italian commercial banks are at market in Italy and well below market in other geographical locations. The Merger Convertible Notes bear interest at a fixed coupon rate of 6.125% per annum, and for this reason Kaleyra has no financial or economic interest exposure associated with changes in interest rates. Therefore, Kaleyra does not believe there is material exposure to market risk from changes in interest rates on debt.

Foreign currency

Kaleyra’s consolidated financial statements are presented in U.S. dollars while the functional currencies of foreign subsidiaries are other than U.S. dollar. The main functional currencies of foreign subsidiaries include: Euro for Kaleyra S.p.A., Indian Rupee for Solutions Infini Technologies Private Limited, Great Britain Pound for Kaleyra UK Limited, United Arab Emirates Dirham for Solutions Infini FZE.

More than 50% of our total revenue was generated outside the United States for the year ended December 31, 2022. The majority of our revenues and operating expenses are denominated in currency other than U.S. dollars, and therefore are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company's operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both of the years ended December 31, 2022 and 2021, there was no customer which individually accounted for more than 10% of the Company’s consolidated total revenue. As of December 31, 2022 and 2021, Kaleyra had zero and one individual customer that accounted for more than 10% of the Company’s consolidated total trade receivables, respectively. In particular as of December 31, 2021, trade receivables accounted for that one customer amounted to $9.6 million.

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

Revenue Recognition

Kaleyra derives the revenue primarily from usage-based fees earned from the sale of communications services offered through Platforms access to customers and business partners across enterprises. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers revenue is invoiced on a monthly basis in arrears.

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

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

Nature of Products and Services

The Company’s revenue is recognized upon the sending of a SMS message or the connection of a voice call to the end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive from the Company's customer in exchange for those services which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 93% of total revenue in both the years ended December 31, 2022 and 2021.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 7% of total revenue in both the years ended December 31, 2022 and 2021.

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability. As of December 31, 2022 and 2021, the Company recorded $3.5 million and $9.6 million, respectively, as deferred revenue in its consolidated balance sheets. In the year ended December 31, 2022, the Company recognized $8.4 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. Refer to Note 16 – Geographic Information for details of revenue by geographic area.

Cost of Revenue

Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes the cost of the Company’s cloud infrastructure and technology Platforms, amortization of capitalized internal-use software development costs related to the Platforms applications and amortization of developed technology acquired in the business combinations.

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

Capitalized costs of the technology Platforms and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software of three to five years on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could affect the recoverability of these assets. The amortization of costs related to the Platforms applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred and were $875,000 and $1.7 million in the years ended December 31, 2022 and 2021, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Marketable Securities

Investments in marketable securities are carried at fair value and classified as short-term investments. Realized gains and losses on marketable securities are included in “Financial expense, net” on the consolidated statements of operations. Unrealized gains and losses, net of deferred taxes, on marketable securities are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). In the event the fair value of an investment declines below its cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. As of December 31, 2022 and 2021, the Company had marketable securities of $567,000 and $602,000, respectively, relating to mutual funds with no stated maturity.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for restricted stock units (“RSUs”) granted to employees and directors, based on the fair value of the award on the grant date.

RSUs give an employee an interest in Company stock but they have no tangible value until vesting is complete. RSUs are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. The Company elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of Kaleyra's common stock on the grant date. Compensation cost for RSUs is recognized using the straight-line method over the requisite service period.

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

Foreign Currency Translation

Kaleyra’s consolidated financial statements are presented in U.S. dollars while the functional currencies of foreign subsidiaries are other than U.S. dollar. The main functional currencies of foreign subsidiaries include: Euro for Kaleyra S.p.A., Indian Rupee for Solutions Infini Technologies Private Limited, Great Britain Pound for Kaleyra UK Limited, United Arab Emirates Dirham for Solutions Infini FZE.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net loss and other revenue, expenses, gains and losses that, under U.S. GAAP, are recorded as an element of stockholders’ equity (deficit) but are excluded from the calculation of net loss. Refer to Note 13 – Accumulated Other Comprehensive Income (Loss).

Earnings (Loss) per Share

Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock when determining the weighted-average number of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, restricted stock units, options and warrants to purchase common stock are considered common stock equivalents.

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

The restricted cash balances as of December 31, 2022 and December 31, 2021 were $480,000 and 1.7 million, respectively.

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

The allowance for doubtful accounts was $3.2 million and $2.1 million as of December 31, 2022 and 2021, respectively.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation.

Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are expensed as incurred.

The useful lives of property and equipment are as follows:

Internal-use software development costs ……………………………..	3 - 5 years
Servers ………………………………………………………………...	3 - 6 years
Office equipment ……………………………………………………...	3 -5 years
Leasehold improvements ……………………………………………...	the shorter of the remaining facility lease term or the estimated useful life of the improvements (1)
Furniture and fixtures …………………………………………………	5 - 10 years
Vehicles ……………………………………………………………….	8 - 10 years
Software ……………………………………………………………….	3 - 5 years
Other assets ………………………………………………………........	4 - 5 years
(1)
Including renewal options

Leases

Effective January 1, 2022, the Company adopted Accounting Standards Codification (“ASC”) 842, “Leases" (“ASC 842”). Among other things, the new leases standard requires the Company to recognize a lease liability and a right-of-use (“ROU”) asset for all leases (except for short-term leases that have a duration of less than or equal to one year) as of the date on which the lessor makes the underlying asset available to the lessee. Under the transition option set forth in ASU 2018-11, the Company was allowed to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the first-time adoption financial statements. Entities that elect this transition option are still required to adopt the new leases standard using the modified retrospective transition method, but they shall recognize a cumulative-effect adjustment to the opening balance of retained earnings, if applicable, in the period of adoption rather than in the earliest period presented.

The Company adopted the standard using the modified retrospective adoption method as of January 1, 2022 and applied it to all leases that existed on that date through the accounting transition date.

The prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts, which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of twelve months or less.

As a result of implementing this guidance, the Company recognized a $3.2 million net operating and financing ROU asset and a $3.5 million operating and financing lease liability in its consolidated balance sheet as of January 1, 2022. The ROU asset was presented net of ASC 840 deferred rent, and other immaterial adjustments, of $0.3 million.

The Company measured the lease liability at the present value of the future lease payments, using its incremental borrowing rate (“IBR”) to discount lease payments, as of January 1, 2022. The IBR was calculated by benchmarking this measure of cost of capital against peer companies operating in the industry. The right-of-use asset is valued at the amount of the lease liability adjusted for the remaining December 31, 2021, balance of unamortized lease incentives, prepaid rent and deferred rent. The lease liability is subsequently measured at the present value of unpaid future lease payments as of the reporting date with a corresponding adjustment to the right-of-use asset. Absent a significant lease modification, the Company will continue to utilize the January 1, 2022 incremental borrowing rate.

The Company recognizes operating costs on a straight-line basis and finance lease costs on a front-loaded basis, and presents these costs as operating expenses, along with the amortization of the right-of-use asset, within the consolidated statements of operations and comprehensive loss. Within the consolidated statements of cash flows the Company presents the lease payments made on the operating leases and the net change in operating lease right-of-use asset and lease liability balances within the cash flows from operations, and principal payments made on the finance leases as part of financing activities.

The financial results for the year ended December 31, 2022, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. Refer to Note 8 - Right-of-use Assets and Lease Liabilities.

Intangible Assets, net

Intangible assets recorded by the Company are costs directly associated with the fair value of identifiable intangible assets acquired in business combinations and with securing legal registration of patents.

Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Intangible assets arising from business combinations, such as customer relationships, developed technology and trade names, were initially recorded at estimated fair value, as discussed below in the Business Combination section. Amortization is computed over the estimated useful life of each asset on a straight-line basis, except for customer relationships of Buc Mobile and Solutions Infini, which are amortized over the best estimate of their expected useful life using an accelerated method (“sum of years’ digits method”), in order to better approximate the pattern in which their economic benefit are expected to be consumed. The Company determines the useful lives of identifiable intangible assets after considering the facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Recoverability of Long-Lived and Intangible Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. During the year ended December 31, 2022, impairment charges of $29.3 million, $15.8 million and $4.3 million were recorded in relation to customer relationships, developed technology and trade names intangible assets, respectively. No impairment loss was recorded during the year ended December 31, 2021.

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Derivatives

The Company has not historically entered into hedging derivatives in the ordinary course of its business. The Company entered into certain derivative contracts as interest rate swaps on the bank borrowings to finance the acquisitions. These derivatives were not designated as hedging instruments under U.S. GAAP. Because hedge accounting was not applied, those derivatives have been recorded at fair value on the consolidated balance sheets with changes in fair value recorded in “Financial expense, net” on the consolidated statements of operations.

Business Combinations

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. Examples of estimates and assumptions in valuing certain of the intangible assets and goodwill the Company has acquired include, but are not limited to, future expected cash flows from acquired developed technologies, existing customer relationships, uncertain tax positions and tax related provisions and valuation allowances and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Fair Value of Financial Instruments

The Company’s financial instruments, which include cash, cash equivalents, restricted cash, trade receivables and accounts payable are recorded at their carrying amounts, which approximate their fair value due to their short-term nature. Investments in marketable securities that are considered available-for-sale are recorded at their estimated fair values and classified as short-term investments. Realized gains and losses on marketable securities are included in “Financial expense, net” on the consolidated statements of operations. Unrealized gains and losses on marketable securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Net cash settlements on derivatives that do not qualify for hedge accounting are reported as financial income in the “Financial expense, net” on the consolidated statements of operations.

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

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: (i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); (ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). The updates in ASU 2020-05 followed the updates to effective dates set forth within ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update were often magnified for private companies and smaller public companies. Those challenges became significantly amplified by the business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 by deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments of ASU 2020-05, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the amendments in this update in its fiscal year ending December 31, 2022, by using the modified retrospective adoption method as of January 1, 2022, and applied it to all leases that existed on that date through the accounting transition date.

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

On November 15, 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a) ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses) (“ASU 2016-13”). The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, at the time the ASU was issued, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt ASC Topic 326 – Credit Losses in its quarter ending March 31, 2023, by utilizing the Current Expected Credit Losses (CECL) financial model to measure impairment on financial assets, mainly referring to trade receivables, which will result in an estimated cumulative-effect adjustment to the opening balance sheet of retained earnings between $500,000 and $1.5 million to be recognized on January 1, 2023 under the modified retrospective transition method.

b) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging). The effective dates for Hedging after applying this ASU are as follows: Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, and the adoption did not have a material impact on its consolidated financial statements.

c) ASU 2016-02, Leases (Topic 842). The effective dates for Leases after applying ASU 2019-10 are as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU was delayed for one additional year following the issuance of ASU 2020-02 and ASU 2020-05.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 for public business entities and for fiscal years ending after December 15, 2021 for all other entities. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2022, and the adoption did not have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and for other entities for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU was delayed for two years following the issuance of ASU 2019-10.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases—Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative prior periods presented in the year they adopt the new lease standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As noted above, the effective date of this ASU was delayed for two years following the issuance of ASU 2019-10 as amended by ASU 2020-02 and ASU 2020-05.
3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Hierarchy as of December 31, 2022			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$567	$—	$—	$567
Interest rate swap (2)	—	66	—	66
Certificates of deposit (3)	—	20	—	20
Total Assets	$567	$86	$—	$653
Liabilities:
Warrant liability (4)	—	26	—	26
Total Liabilities	$—	$26	$—	$26
(1)
Included in the consolidated balance sheet line item “Short-term investments”.
(2)
Included in the consolidated balance sheet line item “Other long-term assets”.
(3)
Included in the consolidated balance sheets line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(4)
Included in the consolidated balance sheet line item “Other long-term liabilities”.

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
(4)
Included in the consolidated balance sheet line item “Other long-term liabilities”.

The values of short-term investments as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022				2021
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Mutual funds	$509	$58	$—	$567	$566	$36	$—	$602
Certificates of deposit	20	—	—	20	5,634	—	—	5,634

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of derivative contracts not designated as hedging instruments outstanding as of December 31, 2022 was €4.8 million ($5.2 million) for the interest rate swap, while the gross notional amount of our derivative contracts not designated as hedging instruments outstanding as of December 31, 2021 was €5.8 million ($6.6 million) for the interest rate swap.

The amount and location of the gains (losses) in the consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Year Ended December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest rate swap	Financial income, net	$96	$70

The following table presents the fair value and the location of derivative contracts reported in the consolidated balance sheets (in thousands):

		As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2022	2021
Interest rate swap	Other long-term liabilities	$—	$(35)
Interest rate swap	Other long-term assets	66	—
Total		$66	$(35)

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

Pursuant to the Merger Agreement dated as of February 18, 2021, by and among the Company, its wholly owned subsidiary, Volcano Merger Sub, Inc. (“Merger Sub”), Vivial and GSO Special Situations Master Fund LP, solely in its capacity as the Stockholder Representative, Vivial was merged with and into Merger Sub, with Vivial surviving as a wholly owned subsidiary of the Company. The name of Vivial was changed to mGage Group Holdings, Inc. (“mGage Group Holdings”) as a result of the Merger. Subsequently, on July 1, 2021, mGage Group Holdings changed its name to Kaleyra US Inc.

The Merger consideration consisted of cash consideration and common stock consideration and was subject to post-closing price adjustments as set forth in the Merger Agreement. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The original cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled through the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock (the “Parent Common Stock”). The resulting amount, which was based upon the $41.20 per share closing price (on a post-reverse split basis) of Parent Common Stock as of June 1, 2021, was equal to $18.8 million and has been recognized as part of the consideration transferred.

The Merger was financed through (i) the proceeds from the issuance and sale by the Company, of an aggregate of 2,400,000 shares of Kaleyra common stock to PIPE Investors at $43.75 per share, pursuant to the subscription agreements dated February 18, 2021 (on a post-reverse split basis); and (ii) the proceeds from the issuance in a private placement, of $200 million aggregate principal amount of Merger Convertible Notes to certain institutional investors. Refer to Note 11 – Notes Payable for additional information relating the Merger Convertible Notes.

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

During the three months ended September 30, 2021, Kaleyra redetermined the estimated fair value of certain identified finite-lived intangible assets, net of deferred tax liabilities and the resulting residual goodwill. The measurement period adjustment was recognized through a decrease of $8.9 million in the consolidated balance sheet line item “Intangible assets, net” mostly relating to the acquired developed technology, a net decrease of $1.9 million in the consolidated balance sheet line item “Deferred tax liability” and an increase of $5.9 million in the consolidated balance sheet line item “Goodwill”.

During the three months ended June 30, 2022, Kaleyra redetermined the value of deferred tax assets on loss carryforward following the filing of mGage Group Holding’s pre-affiliation tax return and remeasured the tax effected values of its identified finite-lived intangible assets based upon the tax rates calculated in each domestic and foreign tax jurisdiction, including the UK. The measurement period adjustment was recognized through a net decrease of $5.1 million in the consolidated balance sheet line item “Deferred tax assets”, a decrease of $2.0 million in the consolidated balance sheet line item “Deferred tax liability” and a net increase of $3.1 million in the consolidated balance sheet line item “Goodwill”.

As referred to above, the measurement period adjustment also included a working capital adjustment of $997,000 in 2021, pursuant to the terms of the Merger Agreement. The acquired entity’s results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments (in thousands):

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
(1)
Identified finite-lived intangible assets. The estimated fair value of the intangible assets acquired was determined by the Company, which considered or relied in part upon a valuation report of a third-party expert. The Company used the income approach to estimate the fair values of the identifiable intangible assets. The estimated useful life is 7 to 9 years for customer relationships, 6 years for developed technology and 8 years for trade names.
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

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the year ended December 31, 2022 was $120.7 million, and net loss of $55.8 million (including an impairment charge of $44.4 million related to intangible assets acquired from mGage).

The contribution of Kaleyra US Inc. to the consolidated revenue and consolidated net loss for the year ended December 31, 2021 was $82.0 million, and net income of $3.7 million.

Refer to Note 6 – Goodwill and Intangible Assets, Net for additional information relating the impairment charges recorded during the fiscal year ended December 31, 2022.

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

During the three months ended March 31, 2022, Kaleyra adjusted the deferred tax liabilities arising from the acquired tangible and intangible assets and the resulting residual goodwill. The measurement period adjustment was recognized through an increase of $164,000 in the consolidated balance sheet line item “Deferred tax liability” and a corresponding increase in the consolidated balance sheet line item “Goodwill”.

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

On April 4, 2022, following the above Price Adjustment and pursuant to the terms of the purchase agreement, Kaleyra paid an aggregate of $1.1 million (€1.0 million) out of the escrow account as remaining consideration for the Bandyer Acquisition. As of December 31, 2022 the resulting balance of the escrow account that was originally retained at the acquisition date amounted to $480,000 (€448,000).

The following table summarizes the fair value amount recognized for the assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments (in thousands):

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
(1)
Identified finite-lived intangible assets. The estimated fair value of the intangible assets acquired was determined by Kaleyra, which considered or relied in part upon a valuation report of a third-party expert. The Company used the income approach to estimate the fair values of the identifiable intangible assets. The estimated useful life is 8 years for customer relationships and 15 years for developed technology.
(2)
Goodwill is the excess of fair value of the consideration transferred over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and represents expected synergies of the combination of the acquired business. Goodwill is not deductible for income tax purposes.

Refer to Note 6 – Goodwill and Intangible Assets, Net for additional information relating the impairment charges recorded during the fiscal year ended December 31, 2022.

6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the period	$110,465	$16,657
Goodwill additions related to 2021 acquisitions	—	94,361
Purchase price adjustments in the period	3,160	—
Effect of exchange rate	(2,099)	(553)
Balance at the end of the period	$111,526	$110,465

Kaleyra completed its annual goodwill impairment analysis in each of the years ended December 31, 2022 and 2021 and no impairment charges were recorded on any of the three reporting units. As of December 31, 2022 and 2021, the Company recorded the carrying amount of goodwill equal to $111.5 million and $110.5 million, respectively.

In evaluating the recoverability of goodwill, Kaleyra performed a qualitative analysis to determine whether events and circumstances exist that indicate that it is more likely than not that goodwill is impaired, and a quantitative assessment driven by assumptions regarding estimated future cash flows, discount rates, perpetual growth rates and market capitalization to determine each reporting unit’s estimated fair value. The recoverable amount of each reporting unit was estimated in accordance with the fair value approach under the Discounted Cash Flows Method based on a five-year projections period. After recording the impairment of intangible assets, as described below, none of the reporting units tested for impairment presented amount of goodwill to be considered at risk of impairment in the foreseeable future. A sensitivity analysis was performed with respect to significant assumptions, in particular, changes of +/- 2% in discount rates, decrease and increase goodwill headroom by $16.3 million and $98.4 million, respectively, without triggering impairment charges of goodwill.

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2022			2021
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortizable Intangible Assets
Developed technology	$23,895	$11,162	$12,733	$40,416	$5,393	$35,023
Customer relationships	56,336	17,826	38,510	86,792	8,597	78,195
Trade names	8,658	2,568	6,090	13,060	952	12,108
Patent	143	76	67	131	61	70
Total amortizable intangible assets	$89,032	$31,632	$57,400	$140,399	$15,003	$125,396

The changes in carrying amounts of intangible assets consisted of the following as of December 31, 2022:

	Developed technology	Customer relationships	Trade names	Patent	Total
December 31, 2021	$35,023	$78,195	$12,108	$70	$125,396
Additions	—	—	—	17	17
Amortizations	(5,925)	(9,556)	(1,624)	(17)	(17,122)
Impairments	(15,770)	(29,357)	(4,319)	—	(49,446)
Foreign exchange	(595)	(772)	(75)	(3)	(1,445)
December 31, 2022	$12,733	$38,510	$6,090	$67	$57,400

During the year ended December 31, 2022, impairment charges of $29.3 million, $15.8 million and $4.3 million were recorded in relation to customer relationships, developed technology and trade names intangibles, respectively. Impairment losses were recorded in relation to the no more recoverable amounts of intangible assets recognized from the business combinations with mGage and Bandyer, that were initially recorded at their estimated fair value at the time of the purchase price allocation, as discussed above under Business Combination. The decreased industry growth expectations and changes in significant assumptions, including lower estimated cash flow projections and higher discount rates, were the main drivers for impairment losses determined as the difference between the carrying amount and the estimated fair values under the Multi-period Excess Earnings Method for the customer relationships intangibles and the Relief from Royalty Method for the developed technology and trade names intangibles.

Impairment loss is included in “Intangible asset impairment” on the consolidated statements of operations.

Amortization expense was $17.1 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively.

Total estimated future amortization expense as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022
2023	$9,010
2024	8,915
2025	8,846
2026	8,777
2027	7,224
2028 and thereafter	14,628
Total	$57,400

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Internal-use software development costs	$24,832	$16,021
Servers (1)	2,199	2,337
Office equipment (2)	2,926	2,561
Leasehold improvements	707	665
Furniture and fixtures	1,065	979
Assets-in-progress (3)	3,803	3,103
Vehicles (4)	580	21
Software	30	365
Other assets	67	54
Total property and equipment	36,209	26,106
Less: accumulated depreciation and amortization	12,383	7,295
Total property and equipment, net	$23,826	$18,811
(1)
Includes servers under finance leases with gross amount of $252,000 and accumulated depreciation of $134,000 as of December 31, 2022 (gross amount of $562,000 and accumulated depreciation of $283,000 as of December 31, 2021).
(2)
Includes office equipment under finance leases with gross amount of $18,000 and accumulated depreciation of $2,000 as of December 31, 2022 (gross amount and accumulated depreciation of $0 as of December 31, 2021).
(3)
Assets-in progress amounting to $3.8 million as of December 31, 2022 refers to internal-use software development costs in-progress ($3.1 million as of December 31, 2021).
(4)
Includes vehicles under finance leases with gross amount of $579,000 and accumulated depreciation of $323,000 as of December 31, 2022 (gross amount and accumulated depreciation of $0 as of December 31, 2021).

Depreciation and amortization expense was $6.4 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively.

The Company capitalized $11.0 million and $6.9 million in internal-use software development costs in the years ended December 31, 2022 and 2021, respectively. Of the $11.0 million capitalized in 2022, $1.9 million relates to stock-based compensation expense capitalized in internal-use software. Of the $11.0 million capitalized in 2022, $9.9 million relates to internal-use software in-use and $1.1 million relates to internal-use software development in-progress, recorded within assets-in-progress. Amortization of capitalized software development costs was $4.5 million and $2.7 million, in the years ended December 31, 2022 and 2021, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$3,735	$2,432
Research and development	768	306
Total	$4,503	$2,738

8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company presents the operating leases in long-term assets and current and long-term liabilities. Operating lease assets are included in the consolidated balance sheet line item “Operating right-of-use assets”. Finance lease assets are included in the consolidated balance sheet line item “Property and equipment, net”, and finance lease liabilities are presented in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2022.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees, and leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company determines if an arrangement is a lease at inception. Based upon such determination the Company concluded that it entered into various lease agreements in the form of technology equipment, office space rental agreements, server storage agreements, and company vehicles. The contracts expire over the next seven years.

The components of the lease expense recorded in the consolidated statement of operations were as follows:

Year Ended December 31, 2022
Operating lease cost	$1,311
Finance lease cost
Amortization of assets	186
Interest on lease liabilities	17
Short-term lease cost	86
Variable lease cost	129
Total net lease cost	$1,729

Supplemental balance sheet information related to leases was as follows:

	Line Items	As of December 31, 2022
Assets:
Operating lease assets	Operating right-of-use assets	$2,931
Finance lease assets	Property and equipment, net	$389
Total leased assets		$3,320

Liabilities:
Current
Operating	Other current liabilities	758
Finance	Other current liabilities	182
Long term
Operating	Other long-term liabilities	2,409
Finance	Other long-term liabilities	216
Total leased liabilities		$3,565

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,331
Operating cash flows from finance leases (interest)	17
Financing cash flows from finance leases	183

Weighted average remaining lease term (in years):
Operating leases	3.5
Finance leases	0.1

Weighted average discount rate:
Operating leases	4.27%
Finance leases	4.27%

Maturities of lease liabilities were as follows:

	As of December 31, 2022
	Operating leases	Finance leases	Total
2023	$872	$195	$1,067
2024	721	138	859
2025	691	52	743
2026	481	25	506
2027	274	11	285
2028 and thereafter	470	—	470
Total undiscounted lease payments	3,509	421	3,930
Present value discount	343	22	365
Present value	$3,166	$399	$3,565
Lease liability, current	$758	$182	$940
Lease liability, long term	$2,409	$216	$2,625

As of December 31, 2022, the Company has no additional operating and finance lease obligations related to leases that will commence in the first and second quarters of 2023.

Disclosures related to periods prior to adoption of ASC 842

Rent expense was $1.3 million for the year ended December 31, 2021. Future minimum lease payments under leasing obligations as of December 31, 2021, were as follows (in thousands):

	As of December 31, 2021
	Operating leases	Capital leases	Total
2022	$1,374	$72	$1,446
2023	779	60	839
2024	651	60	711
2025	437	18	455
2026	142	—	142
2027 and thereafter	—	—	—
Total Minimum Lease Payments	$3,383	$210	$3,593

Future minimum lease payment under capital leases as of December 31, 2021, consisted of the following (in thousands):

As of December 31, 2021
Capital leases
Total payments	$210
Less: Interest portion	16
Net capital lease obligation	194
Less: Current portion	65
Long term portion	$129

9. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
VAT receivables	$1,237	$—
Receivables from suppliers	547	483
Credit for tax other than income tax	882	675
Income tax receivables	262	1,195
Other receivables	459	246
Total other current assets	$3,387	$2,599

Other long-term assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Non-current income tax credit (advances and tax reduced at sources)	$807	$53
Interest rate swaps	66	—
Miscellaneous	572	346
Total other long-term assets	$1,445	$399

10. BANK AND OTHER BORROWINGS

As of December 31, 2022 and 2021, the current portion of bank and other borrowings amounts to $15.4 million and $15.8 million, respectively. As of December 31, 2022, this item is comprised of $11.4 million of the current portion of bank and other borrowings and of $4.0 million of credit line facilities. As of December 31, 2021, this item was comprised of $10.5 million of the current portion of bank and other borrowings and of $5.3 million of credit line facilities.

Credit line facilities

As of December 31, 2022, the Company had credit line facilities granted of $5.4 million, of which $4.0 million had been used. As of December 31, 2021, the Company had credit line facilities granted of $6.7 million, of which $5.3 million had been used.

The above lines of credit may be drawn upon at variable interest rates in the following range: 1.00% - 4.60%.

The weighted average interest rate on the credit line facilities outstanding as of December 31, 2022, was 1.71%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands)

					Interest Nominal Rate
	As of December 31,				As of December 31,
	2022	2021	Maturity	Interest Contractual Rate	2022	2021
UniCredit S.p.A. (Line A Tranche (1)	$943	$2,330	July 2023	Euribor 3 months + 3.10% (1)	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche (2)	53	113	November 2023	Euribor 3 months + 3.10% (1)	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,324	2,337	May 2024	Euribor 3 months + 2.90% (1)	2.60%	2.60%
UniCredit S.p.A. (Line C)	755	1,833	August 2023	Euribor 3 months + 3.90%	6.03%	3.33%
Intesa Sanpaolo S.p.A. (Line 1)	—	290	April 2022	Euribor 3 months + 2.30%	—	1.73%
Intesa Sanpaolo S.p.A. (Line 2)	1,654	2,872	April 2024	Euribor 3 months + 3.10%	5.23%	2.53%
Intesa Sanpaolo S.p.A. (Line 3)	7,927	8,961	June 2026	Euribor 3 months + 2.15%	4.28%	1.58%
Intesa Sanpaolo S.p.A. (Line 4)	4,466	5,927	July 2026	Euribor 3 months + 2.20%	4.33%	1.63%
Monte dei Paschi di Siena S.p.A. (Line 1)	—	76	April 2022	0.95%	—	0.95%
Monte dei Paschi di Siena S.p.A. (Line 2)	356	1,132	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	189	593	June 2023	Euribor 3 months + 2.00%	4.13%	2.00%
Banco BPM S.p.A. (Line 3)	3,059	5,014	September 2024	Euribor 3 months + 3.00%	5.13%	2.43%
Banco BPM S.p.A. (Line 4)	2,491	—	July 2025	Euribor 3 months + 1.95%	4.08%	—
Simest 1	134	189	December 2023	0.50%	0.50%	0.50%
Simest 2	133	188	December 2023	0.50%	0.50%	0.50%
Simest 3	244	345	December 2023	0.50%	0.50%	0.50%
Simest 4	1,150	1,218	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	24,878	33,418
Less: current portion	11,419	10,508
Total long-term portion	$13,459	$22,910

(1) Interest contractual rate is hedged through interest rate swap financial instruments. Refer to Note 4 - Derivative Financial Instruments for further details.

All bank and other borrowings are unsecured borrowings of Kaleyra.

On February 23, 2021, the Company entered into an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. – Line 1”) and an amendment to the existing unsecured loan agreement with Intesa Sanpaolo S.p.A. (the “Intesa Sanpaolo S.p.A. – Line 2”). The amendments each provide that certain financial covenants be amended, in particular as they relate to the previously agreed net financial position/equity ratio and the net financial position/gross operating income ratio. Upon the approval of the audited statutory financial statements of Kaleyra S.p.A. for the year ended December 31, 2020 in June 2021, the calculated net financial position/gross operating income ratio failed to comply with the amended terms of the unsecured loan agreement with Intesa Sanpaolo S.p.A.. As a result of such failure, Intesa Sanpaolo S.p.A. was entitled to raise the interest rate bearing on the existing financing agreements of Intesa Sanpaolo S.p.A. by fifty (50) bps. No principal amount was subject to early reimbursement under the amended terms of the loan agreement. On August 3, 2021, the Company was notified by Intesa Sanpaolo S.p.A. of their resolution to apply the incremental fifty (50) bps to the interest rate bearing on future payments of interest. In the audited fiscal year ended December 31, 2021, Kaleyra successfully complied with financial covenants in place with Intesa Sanpaolo S.p.A..

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

On April 15, 2021, the Company entered into a general unsecured loan agreement with Simest S.p.A for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate) relating to the Fund 394/81 (the “Simest Financing”) and Fund for Integrated Promotion (the “Co-financing”) for implementation of a program to break into foreign markets. The principal amount of $3.1 million (€2.6 million at the April 15, 2021 exchange rate) applies to the Simest Financing. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55%. The loan has a duration of six (6) years starting from the date of disbursement and is to be repaid in half-yearly installments starting after a two-year pre-amortization period. The principal amount of $505,000 (€422,000 at the April 15, 2021 exchange rate) of the financing applies to the Co-financing and was granted in accordance with Section 3.1 of the Temporary Framework for State aid measures to support the economy during the COVID-19 outbreak of the European Commission, and as such is non-refundable as long as the funds are used for the purposes stated within the Framework.

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

As of December 31, 2022, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

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

In addition, some of the above facilities require compliance with certain financial covenants, based on Kaleyra S.p.A.’s EBITDA, net financial position and equity, calculated upon the approved audited statutory financial statements of Kaleyra S.p.A.. Failure to comply with those financial covenants may result in the repayment of the outstanding debt under the relevant facility or the increase in the interest rate bearing on the existing financing agreements. As of December 31, 2022, the Company is in compliance with all the financial covenants.

Interest expense on bank and other borrowings was of $631,000 and $702,000 for the year ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company is obliged to make payments as follows (in thousands):

As of December 31, 2022
2023	$11,419
2024	6,850
2025	4,197
2026	2,268
2027	144
2028 and thereafter	—
Total	$24,878

11. NOTES PAYABLE

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

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 125,885 Settlement Shares to Cowen Investments and Chardan, consisting of 107,002 Settlement Shares issued to Cowen Investments, and 18,883 Settlement Shares issued to Chardan (on a post-reverse split basis); and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note was convertible at the option of Cowen Investments into 86,620 shares of common stock of Kaleyra, if there was no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 15,286 shares (on a post-reverse split basis) of common stock of Kaleyra, if there has been no principal reduction. As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 86,620 shares (on a post-reverse split basis) of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note.

As of December 31, 2022, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $54,000. This note payable is included in “Current portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying consolidated balance sheets.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Merger Convertible Notes are convertible into 3,386,243 shares of Parent Common Stock at a conversion price of $59.063 per share of Parent Common Stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Parent Common Stock as set forth in the Indenture.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change. The Merger Convertible Notes provide that the delisting of our common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. On November 7, 2022, Kaleyra received a written notice from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual with respect to the minimum share price requirement. Kaleyra is committed to regaining compliance with the share price rule within the six-month cure period following the receipt of the notice. In addition, at the date of issuance of its consolidated financial statements, the Company has measured its compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, and concluded that it was not in compliance with the aforementioned listing standard. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity rule within the eighteen-month cure period, as provided by the NYSE’s Listed Company Manual. Refer to Note 2 - Summary of Significant Accounting Policies in the Company's consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting.

Upon the issuance of the Merger Convertible Notes, management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment met the definition of a derivative, but the value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods. There was no such liability recorded as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the outstanding amount of the Merger Convertible Notes was $191.8 million, net of issuance costs. During the year ended December 31, 2022, contractual interest expense on the Merger Convertible Notes amounted to $12.2 million and amortization of the debt issuance costs amounted to $2.0 million. The liability is included in the consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the consolidated statements of operations.

12. EMPLOYEE BENEFIT OBLIGATION

The Company sponsors two defined benefit plans covering the majority of Italian employees and all of Solutions Infini’s employees. Total costs of the defined benefit plans for the years ended December 31, 2022 and 2021 were $501,000 and $635,000, respectively.

Changes in obligations of the defined benefit plans is as follows (in thousands):

	As of December 31,
	2022	2021
Benefit obligation at the beginning of the period	$2,366	$1,910
Service cost	465	347
Interest cost	48	37
Actuarial loss (gain)	(12)	251
Benefit paid	(307)	(158)
Change in scope of consolidation	—	126
Foreign exchange translation reserve	(140)	(147)
Benefit obligation at the end of the period	$2,420	$2,366
Of which:
Current (1)	$47	$28
Long-term	$2,373	$2,338
(1)
Included within “Payroll and payroll related accrued liabilities” in the accompanying consolidated balance sheets.

There are no plan assets servicing the defined benefits plans.

The assumptions used to determine benefit obligations at year-end are as follows:

	As of December 31,
	2022	2021
Discount rate for the Kaleyra S.p.A. plan (1)	3.91%	1.00%
Discount rate for the Solutions Infini plan (2)	7.75%	7.25%
Rate of compensation increase for Kaleyra S.p.A.	3.00%	3.00%
Rate of compensation increase for Solutions Infini	17.00%	17.00%
(1)
The discount rate for Kaleyra S.p.A. is based on the Euro area composite yields AA with a duration equal to the estimated term of the obligations at the balance sheet date.
(2)
The discount rate for Solutions Infini is based on the prevailing market yields of Indian government securities at the balance sheet date for the estimated term of the obligations.

The Company also has a 401(k) defined contribution plan (“401(k) plan”) covering substantially all U.S. domestic employees. The participation in this plan is voluntary. The Company matches plan participants’

contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Contributions for the 401(k) plan were $790,000 and $339,000 for the years ended December 31, 2022 and 2021, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative net unrealized gain (loss) on marketable securities, net of tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2020	$(2,832)	$6	$(2,826)
Other comprehensive income (loss)	786	30	816
As of December 31, 2021	(2,046)	36	(2,010)
Other comprehensive income (loss)	(3,224)	22	(3,202)
As of December 31, 2022	$(5,270)	$58	$(5,212)

14. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Liabilities for tax other than income tax	$1,119	$1,210
VAT payables	184	476
Social security liabilities	553	522
Current tax liabilities	647	945
Accrued financial interest	182	139
Operating lease liabilities	758	—
Accrued contractual interests on Merger Convertible Notes	1,023	1,024
Finance lease liabilities	182	65
Other miscellaneous	4,783	3,893
Total other current liabilities	$9,431	$8,274

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Warrant liability	$26	$889
Interest rate swaps	—	35
Finance lease liabilities	216	129
Operating lease liabilities	2,409	—
Other miscellaneous	711	787
Total other long-term liabilities	$3,362	$1,840

15. SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for doubtful accounts

A roll-forward of the Company’s allowance for doubtful accounts for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of the period	$2,057	$850
Accruals	2,327	1,278
Utilization of provision	(1,101)	(50)
Effect of foreign exchange rate	(109)	(21)
Balance, end of the period	$3,174	$2,057

16. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer. The Company generates its revenue primarily in Italy, India, and the United States. The following table sets forth revenue by geographic area for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Italy	$66,454	$77,410
India	70,366	71,053
United States	131,864	57,271
Europe (excluding Italy)	30,704	19,360
South America	13,008	20,573
Rest of the world	26,772	22,072
Total	$339,168	$267,739

	Year Ended December 31,
	2022	2021
Italy	19.6%	28.9%
India	20.7%	26.6%
United States	38.9%	21.4%
Europe (excluding Italy)	9.1%	7.2%
South America	3.8%	7.7%
Rest of the world	7.9%	8.2%

As of December 31, 2022, the majority of the Company’s long-lived assets are located in Italy, India and the United States. The following table sets long-lived assets by geographic area as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Italy	$5,649	$4,391
India	6,108	3,778
United States	11,168	10,027
Rest of the world	901	615
Total	$23,826	$18,811

	As of December 31,
	2022	2021
Italy	23.7%	23.3%
India	25.6%	20.1%
United States	46.9%	53.3%
Rest of the world	3.8%	3.3%

17. PERSONNEL COSTS

Personnel costs, net of capitalized software development costs, amounting to $64.2 million for the year ended December 31, 2022 (of which $21.2 million related to RSUs compensation expense) and $53.8 million for the year ended December 31, 2021 (of which $20.0 million related to RSUs compensation expense), were allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$13,450	$13,908
Sales and marketing	14,832	11,007
General and administrative	35,886	28,905
Total Personnel Costs	$64,168	$53,820

Approximately 22% of the Company employees are subject to a collective Italian national labor agreement expiring on December 31, 2023.

18. FINANCIAL EXPENSE, NET

Financial expense, net for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Financial Income:
Interest income	$1,188	$1,128
Gain on derivatives	96	70
Total Financial Income	1,284	1,198
Financial Expense:
Interest expense	(15,188)	(9,993)
Investment write-off	(67)	—
Total Financial Expense	(15,255)	(9,993)
Financial expense, net	$(13,971)	$(8,795)

19. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various non-cancellable operating lease agreements for its facilities. Refer to Note 8 - Right-of-use Assets and Lease Liabilities for additional detail on the Company's operating lease commitments.

Contingencies

As of December 31, 2022, there are no material recognized and unrecognized contingent liabilities that would require to be disclosed for the consolidated financial statements not to be misleading in accordance with ASC 450-20-50.

20. STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2022, there were 13,759,169 shares of common stock issued and 12,959,724 shares outstanding with a par value $0.0001 per share.

On April 29, 2020, as additional consideration for the Business Combination as an earn-out, Kaleyra issued 503,895 shares of its common stock to the Sellers.

On June 29, 2020, the Company completed an offering relating to the issuance and sale of 2,222,222 shares of the Company’s common stock, par value $0.0001 per share. In addition, on July 24, 2020, the Company issued an additional 281,405 shares of common stock upon the exercise and close of the overallotment option by the underwriters, pursuant to the terms of the Underwriting Agreement.

On June 1, 2021, Kaleyra agreed to pay to Vivial’s former equity holders the common stock consideration for the acquisition of mGage business by means of the issuance of 457,143 shares of Kaleyra common stock, par value $0.0001 per share. Further, in support of the consummation of the Merger, on June 1, 2021, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 2,400,000 shares of Kaleyra common stock, par value $0.0001, under the terms of the PIPE Subscriptions Agreements entered into with certain institutional investors.

Amounts as of December 31, 2022 and before that date differ from those published in the Company's prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1 - Description of Organization and Business Operations). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split were divided by the split ratio of 3.5:1, such that each 3.5 shares of common stock were combined and reconstituted into one share of common stock effective March 9, 2023.

As of the effective date of the Reverse Stock Split of March 9, 2023, the stated capital on the Company's balance sheet attributable to the common stock has been reduced in the same proportion as the Reverse Stock Split ratio, and the additional paid-in capital account has been credited with the amount by which the stated capital is reduced. Consequently, the per share net income or loss has been retrospectively presented for current and prior periods to conform to the post-reverse split presentation. Refer to Note 24 – Net Loss per Share for further information.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

21. WARRANTS

Prior to the Reverse Stock Split of the Company's shares of common stock, Kaleyra had issued and outstanding warrants listed on NYSE American to purchase a total of 5,440,662 shares of Kaleyra common stock, with each whole warrant being exercisable to purchase one share of common stock at $11.50 per share. After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Company’s outstanding warrants are now exercisable for a total of approximately 1,554,475 shares of common stock, with each whole warrant being exercisable to purchase 0.2857 of a share of common stock at $40.25.

Under the terms of the warrant agreement dated December 12, 2017 (the “Warrant Agreement”), the Company agreed to use its best efforts to file a new registration statement following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares are issuable upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the warrant holder. Each warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $63.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

On August 24, 2021, the Company entered into Warrant Repurchase Agreements with certain holders to repurchase warrants held by these holders for the purchase of an aggregate amount of 481,277 shares of the Company’s common stock. The warrants were initially issued by the Company in its initial public offering on December 7, 2017. Pursuant to the Warrant Repurchase Agreements, on August 27, 2021, the Company paid $11.38 per underlying share of common stock to repurchase these warrants, at an aggregate purchase price of $5.5 million for the surrender and cancellation of these warrants held by such holders.

During the year ended December 31, 2022 and 2021, the Company recorded interest income equal to $863,000 and interest expense to $546,000, respectively, in the consolidated statements of operation line item “Financial expense, net” for the change in fair value of the Private Placement Warrants.

As of December 31, 2022, there were 5,440,662 warrants outstanding.

22. RESTRICTED STOCK UNITS (RSUs)

After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the below restricted stock unit information has been retrospectively adjusted to reflect this Reverse Stock Split.

In December 2019, RSUs were granted to certain employees and directors and advisory Board members of the Company for a total of 953,170 RSUs shares with an aggregate grant date fair value of $27.5 million, based on a per share grant date fair value of $28.88. In particular:

•
The Board of Directors adopted a form of Restricted Stock Unit award Agreement and agreed to grant to certain employees of Kaleyra or its subsidiaries (i) 236,121 restricted stock units that vested in one year from the grant date, (ii) 31,624 restricted stock units that vested upon the final determination that the Business Combination’s definition of 2019 targeted adjusted EBITDA was achieved, (iii) 31,623 restricted stock units that were forfeited upon the final determination that the Business Combination’s definition of 2020 targeted adjusted EBITDA was not achieved, and (iv) 37,971 restricted stock units that were cancelled upon the termination of certain employees.
•
The Board of Directors of the Company granted to certain employees, directors and advisory board members of the Company a total of 577,260 RSUs. These RSUs have no performance conditions and vest as follows: (i) 25% of the shares vested on February 1, 2021 and (ii) the remaining 75% vest in equal quarterly installments over a three-year period starting from February 1, 2021.
•
The Board of Directors of the Company and certain advisory board members were granted a total of 38,571 RSUs. These RSUs have no performance conditions and vested 40% on February 1, 2020 with the remaining RSUs vesting ratably over the subsequent three quarters.

During the year 2022 and 2021, the Board’s Compensation Committee approved the grant of 858,182 and 944,513 RSUs, respectively, to employees and directors of the Company eligible for Kaleyra’s retention plans. These RSUs have no performance conditions and their most common vesting schedule is as follows: (i) 25% of the shares vest in one year of the grant date and (ii) the remaining 75% vest in equal quarterly installments over the following three-year period.

The following table sets forth the activity in the number of outstanding RSUs for the year ended December 31, 2022 (on a post-reverse split basis):

	Number of shares	Weighted-average grant date fair value (per share)
Non-vested as of December 31, 2021	1,249,720	$36.15
Vested	(990,727)	$27.73
Granted	858,182	$19.49
Cancelled	(115,104)	$32.95
Non-vested as of December 31, 2022	1,002,071	$30.57

On March 6, 2023, the Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s outstanding equity instruments to be effected as of March 9, 2023, as described in Note 1 – Description of Organization and Business Operations. Shares of common stock underlying outstanding restricted stock units were proportionately reduced from 3,507,250 to 1,002,071 as of December 31, 2022.

The Reverse Stock Split did not impact the fair value of the restricted stock units previously recorded and no modification accounting under ASC 718-20-35-2A is required because all the three following conditions were met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument is the same as the classification of the original award immediately before modification.

RSUs compensation expense for the years ended December 31, 2022 and 2021 was $21.2 million and $20.0 million, respectively, which was recorded as follows (in thousands), net of capitalized RSUs compensation expense:

	Year Ended December 31,
	2022	2021
Research and development	$2,131	$3,707
Sales and marketing	2,890	2,075
General and administrative	16,149	14,209
Total	$21,170	$19,991

As of December 31, 2022, there was $12.4 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.29 years.

As of December 31, 2021, there was $26.3 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.35 years.

As of December 31, 2022, the number of securities remaining available for future issuances under the 2019 EIP, excluding the number of non-vested RSUs, was 867,376 units (on a post-reverse split basis).

As of December 31, 2021, the number of securities remaining available for future issuances under the 2019 Equity Incentive Plan, excluding the number of non-vested RSUs, was 954,515 units (on a post-reverse split basis).

23. INCOME TAXES

The Company provides for income taxes using an asset and liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The following table presents domestic and foreign components of loss before income tax benefit for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(86,667)	$(39,536)
Foreign	(16,016)	(2,150)
Loss before income tax benefit	$(102,683)	$(41,686)

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current
Domestic:
US federal corporate income tax	$50	$(959)
US state corporate income tax	162	78
Foreign:
Foreign corporate income tax	522	1,244
Current	734	363
Deferred
US federal corporate income tax	(3,411)	(6,407)
US state corporate income tax	(182)	(1,272)
Foreign	(1,296)	(373)
Deferred	(4,889)	(8,052)
Income tax benefit	$(4,155)	$(7,689)

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Loss before income tax benefit	$(102,683)	$(41,686)
Primary tax rate of the Company (1)	21.00%	21.00%
Tax benefit calculated according to the Company's primary tax rate	(21,563)	(8,754)
State income tax, net of Federal	(1,423)	(2,082)
Foreign tax rates differences (2)	3,885	(308)
Change in valuation allowance	13,117	2,032
Costs not deductible for tax purposes	1,829	1,107
Foreign undistributed earnings (3)	—	316
Stock based compensation	—	—
Reported income tax benefit	$(4,155)	$(7,689)
(1)
For the years ended December 31, 2022 and 2021, “primary tax rate of the Company” means the U.S. federal tax rate (21%).
(2)
For the years ended December 31, 2022 and 2021, “foreign” relates to tax jurisdictions outside the United States.
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

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Capitalized costs	$1,896	$2,531
Asset revaluation	6,037	5,684
Deferred interest expense	12,497	9,529
Deferred compensation liabilities	5,376	4,474
Property and equipment	44	—
Reserves and accruals	1,125	1,461
Net operating loss carryforward	48,806	41,817
Other	305	31
Total deferred tax assets	76,086	65,527
Less: valuation allowance	(60,542)	(33,967)
Total deferred tax assets, net	15,544	31,560
Deferred tax liabilities:
Intangible assets	13,976	30,664
Undistributed profits	—	938
Property and equipment	1,431	1,111
Other	137	—
Total deferred tax liabilities	15,544	32,713
Net deferred tax assets (liabilities)	$—	$(1,153)

As of December 31, 2022, the Company has federal, state and foreign net operating loss carryforwards totaling $174.7 million, $203.6 million and $33.6 million, respectively. If not utilized, federal net operating losses of $90.4 million will expire at various dates from 2032 through 2037, and $84.3 million federal net operating losses have indefinite lives. State net operating losses of $176.0 million will expire at various dates from 2023 through 2041, and $27.5 million state net operating losses have indefinite lives. Foreign net operating losses will expire at various dates from 2023 through 2027.

With the exception of post-acquisition losses occurring after May 31, 2021, domestic net operating loss carryforwards are subject to an annual limitation as a result of the Kaleyra US Inc., f/k/a mGage, acquisition and Kaleyra Inc. equity offerings that resulted in multiple changes of ownership as defined under Internal Revenue Code (IRC) Section 382. Kaleyra US Inc. accounts for $31.1 million IRC Section 163(j) deferred interest tax attribute that is similarly subject to IRC §382 limitation. IRC §163(j) interest expense carryforwards have indefinite lives, and generally limited to an annual utilization limitation of thirty percent of adjusted taxable income plus business interest income. California net operating loss deductions are limited to a member's contribution to combined California taxable income. The Company's net operating losses are not expected at this time to expire as a result of any IRC §382 limitation.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company believes that its recorded deferred tax asset balances in excess of its recorded deferred tax liabilities as of December 31, 2022 will not be realizable on more likely than not basis, and accordingly a valuation allowance has been established for the amount of the deferred tax assets on net operating loss carryforward, startup costs, deferred interest expense, stock based compensation and other deferred tax assets in excess of the deferred tax liabilities.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense. This accounting applies to all of our acquisitions, regardless of acquisition date. The Company's measurement period for its mGage acquisition accounting concluded in the current year.

The Company recognizes interest and penalties, if any, related to an underpayment of income taxes in income tax expense. As of December 31, 2022 and 2021, the Company has accumulated zero and $65,000 in interest expense, respectively.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2022 and 2021 is as follows (in thousands):

	As of December 31,
	2022	2021
Gross unrecognized tax benefits, beginning of the year	$1,217	$630
Additions for tax positions of prior years	—	481
Additions for tax positions related to the current year	—	99
Reductions due to a lapse of the applicable statute of limitations	(1)	(48)
Reductions for tax positions of prior years	(716)	—
Effect of exchange rate	—	(10)
Subtotal	500	1,152
Interest and penalties	—	65
Total gross unrecognized tax benefits, end of the year	$500	$1,217

Kaleyra files income tax returns in the United States and in foreign jurisdictions including Italy, India, Germany, United Kingdom, Canada, Netherlands, Dominican Republic, South Africa and Greece. As of December 31, 2022, the tax years 2017 through the current period remain open to examination in each of some of the major jurisdictions in which the Company is subject to tax.

On March 27, 2020, the United States enacted the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company filed an NOL carryback to recover $959,000 prior paid taxes. On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law and extends several CARES Act provisions. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions is expected to have a significant impact on our effective tax rate.

In the second quarter of 2021, the Company benefited from the measures introduced in Italy by the art. 110 of the Law Decree n. 104/2020, converted in the Law n. 126/2020, enacting “Urgent measures to support and relaunch the economy”, which reopened the voluntary step up of tangible and intangible assets, with the application of a substitute tax at a rate of three percent. In particular, Kaleyra S.p.A. benefited from the one-time partial step-up of its trademark for tax purposes of $24.3 million, which resulted in the recognition in 2021 of deferred tax assets for $5.8 million and a substitute tax liability for approximately $730,000, which was fully offset by an increase to Kaleyra S.p.A.'s valuation allowance. Budget Law n.234 issued on December 31, 2021, extended the amortization period from eighteen to fifty years retroactively to all elections. The Company's second installment payment for approximately $220,000 was paid in August 2022.

24. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per common share during the period presented (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(98,528)	$(33,997)
Weighted-average shares used to compute net loss per common share, basic and diluted	12,534,749	10,580,485
Net loss per common share, basic and diluted	$(7.86)	$(3.21)
(1)
The shares and net losses per common share, basic and diluted, as of December 31, 2022 and before that date differ from those published in our prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1 - Description of Organization and Business Operations).

The Company generated a net loss attributable to the Company’s common stockholders for each of the years ended December 31, 2022 and 2021. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the year ended December 31, 2022, the post-reverse split weighted-average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive, was 1,399,420 (3,158,249 for the year ended December 31, 2021), including the shares of common stock underlying the Company’s outstanding equity awards.

25. TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2022 and 2021, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.
Legal services rendered by a partner of Studio Legale Chiomenti, a family member of a key manager employed with the Company until October 31, 2022. Costs incurred by the Company for the above services were $12,000 and $159,000 in the years ended December 31, 2022 and 2021, respectively. The key manager has been removed from the payroll as of November 1, 2022 and has not received any more payments from Kaleyra S.p.A.;
ii.
Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, was an employee within the marketing team of Kaleyra S.p.A. until October 31, 2022. Ms. Levy received salary and benefits in the amount of $437,000 and $245,000 for the years ended December 31, 2022 and 2021, respectively. Alessandra Levy has been removed from the payroll as of November 1, 2022 and has not received any more payments from Kaleyra S.p.A.;
iii.
Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $50,000 and 55,000 for the years ended December 31, 2022 and 2021, respectively; and
iv.
Lynrock Lake LP, holding more than 10% beneficial ownership of shares of common stock of Kaleyra, as reported in the Form 13G/A filed by Lynrock Lake LP with the SEC on February 14, 2023, including shares of common stock issuable upon conversion of the Company’s Merger Convertible Note. Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information.

The following table presents the expenses for related parties reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$50	$55
Sales and marketing	437	245
General and administrative	12	159
Financial expense, net	—	63

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the

Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing took place on March 23, 2022. On April 11, 2022, the Administrative Court issued its first instance decision that upheld Telecom and Sparkle’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 4333/2022). The decision was notified to Kaleyra on April 12, 2022. All the Parties that took part in the proceeding have respectively filed their appeal or cross appeal to the second instance Court (Council of State). The public hearing to discuss the appeal has been scheduled before the Council of State on May 5th, 2023. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

Also, in light of the above, neither the outcome of Kaleyra’s civil action nor its duration is predictable at this time.

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

27. SUBSEQUENT EVENTS

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve the reverse stock split (the “Reverse Stock Split”). The Board of Directors had the sole discretion as to whether effect the Reverse Stock Split, if at all, within one year of the Special Meeting and to fix the specific ratio for the combination, in the range of 1-for-2 to 1-for-5, to be determined at the discretion of the Board of Directors and publicly disclosed prior to the effectiveness of such Reverse Stock Split, whereby each outstanding 2 to 5 shares would be reclassified and combined into 1 share of the Company’s common stock, to enable the Company to comply with the NYSE continued listing criteria, as set forth in Section 802.01C of the NYSE’s Listed Company Manual.

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”), previously approved by the Board of Directors on January 12, 2023. The Program is designed to position Kaleyra to serve the demand from global businesses to interact with their customer base using existing and emerging communication channels, while driving labor and cost efficiencies that are available to the Company due to its geographical scale. The Program is goal driven and will begin to deliver results beginning as early as the first quarter of 2023 and will run through the remainder of 2023. As of the date of the announcement, significant cost savings and cash flow improvements have successfully been launched. This includes fixed costs being heavily scrutinized.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”. All share, restricted stock unit, and per share information throughout this Annual Report on Form 10-K has been retrospectively adjusted to reflect this Reverse Stock Split in accordance with SEC Staff Accounting Bulletins Topic 4.C, Equity Accounts, Change in Capital Structure (ASC 505-10-S99-4).

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release announcing that the FDIC has been appointed as receiver for Silicon Valley Bank (“SVB”). On March 12, 2023, the FDIC issued a press release announcing that depositors will have access to all funds deposited with Silicon Valley Bank starting March 13, 2023. While we continue to proactively monitor the situation involving SVB, our initial assessment indicates our Company maintains a de minimis amount of cash with SVB while not having any credit facilities with SVB. With recent announcements from the Department of the Treasury, Federal Reserve, and FDIC, we have regained access to our account on March 13, 2023, and do not currently anticipate a material impact to our financial condition or operations as a result of SVB’s transition into receivership by the FDIC.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Kaleyra’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

As of December 31, 2022, Kaleyra completed the design of its framework for implementation and evaluation of internal control over financial reporting for Kaleyra following the Merger in a manner commensurate with the scale of Kaleyra’s consolidated operations, which include the mGage legacy business. After the consummation of the Merger between Kaleyra and mGage (now Kaleyra US Inc.) executed on June 1, 2021, the internal control over financial reporting of Kaleyra prior to the Merger became the internal control over financial reporting of Kaleyra US Inc., including the necessary design improvements to adapt the framework to the new organization.

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

Further, effective January 1, 2022, following the retrospective adoption of the new leases accounting standard, ASC 842, Leases, as explained in Note 2 - Summary of Significant Accounting Policies, a set of new controls over the classification, measurement and recognition of leases was designed to operate in respect to the existing and future population of leasing contracts.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2022 (as well as those as of the date of this Annual Report on Form 10-K) are listed below.

Name	Age	Position
Dario Calogero	60	Chief Executive Officer and Director
Mauro Carobene	52	Chief Business Officer
Giacomo Dall'Aglio	51	Chief Financial Officer and Executive Vice President
Geoffrey Grauer	47	Senior Vice President of Operations and Customer Success
Dr. Emilio Hirsch	57	Director
Dr. Avi S. Katz	64	Chairman of the Board of Directors
Matteo Lodrini	56	Director
John Mikulsky	77	Director
Neil Miotto	76	Director
Nicola Junior Vitto	42	Chief Product Officer
Kathleen Miller	58	Director
Karin-Joyce Tjon	60	Director

Dario Calogero. Dario Calogero has served as the Chief Executive Officer of Kaleyra S.p.A and a member of Kaleyra S.p.A.’s Board of Directors since the company was founded in 1999. He became a director and Chief Executive Officer of Kaleyra upon the closing of the acquisition of Kaleyra S.p.A. by GigCapital, Inc. (the “Business Combination”). As a serial entrepreneur, he bootstrapped Kaleyra from its inception, quickly positioning the company in the mobile banking space, and leading Kaleyra as it expanded its product offerings and completed several acquisitions. Prior to founding Kaleyra, Mr. Calogero held executive positions with Oracle, Fiat Chrysler Automobiles and management consulting companies including PricewaterhouseCoopers. Mr. Calogero holds a master’s degree in economics from Bocconi University in Milan. Kaleyra believes that Mr. Calogero is qualified to serve on the Board based on his historic knowledge of Kaleyra and his leadership and managerial experience.

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

Dr. Emilio Hirsch. Dr. Emilio Hirsch joined the Board as an independent director on February 10, 2020. Dr. Hirsch has been since 2005 a Full Professor of Experimental Biology at the Medical School of the University of Torino, Italy. Dr. Hirsch is an affiliate and director of Esse Effe, which is one of Kaleyra’s largest stockholders. Dr. Hirsch oversees Esse Effe’s holdings, particularly its real estate holdings. Dr. Hirsch is also an entrepreneur and the author of over two hundred and fifty scientific publications. He graduated from the University of Torino in 1988, and also received his Ph.D. from the University of Torino in 1994. Since 2022, he is director of the research institute Molecular Biotechnology Center, University of Torino, Italy. He founded Kitherbiotech in 2011 and has served as a member of its board of directors since 2019. Kaleyra believes that Dr. Hirsch is qualified to serve on the Board based upon his entrepreneurial background, oversight of Esse Effe and his long historic knowledge of Kaleyra, which includes his attendance at the Board meetings of Kaleyra S.p.A., Kaleyra’s wholly owned operating subsidiary, for the last seven years.

Dr. Avi S. Katz. Dr. Avi S. Katz served as our Founder, Executive Chairman of the Board, Chief Executive Officer, President and Secretary since October 2017 and upon the closing of the Business Combination, Dr. Katz transitioned to be the Chairman of our Board. Dr. Katz has spent nearly 35 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In addition to the Company, Dr. Katz has held leadership positions, including founder, executive chairman, director and secretary in several SPAC companies, including GigCapital2, Inc. (“GIG2”), where he was also the Chief Executive Officer from inception until August 2019 and which completed its initial public offering in June 2019 and later a business combination in June 2021 with UpHealth Holdings, Inc. and Cloudbreak Health, LLC to form UpHealth, Inc. (NYSE: UPH), where he remains as the Chairman of the board of directors; GigCapital3, Inc. (“GIG3”), where he was also the Chief Executive Officer from inception until May 2021 and which completed its initial public offering in May 2020 and later a business combination in May 2021 with Lightning Systems, Inc. to form Lightning eMotors, Inc. (NYSE: ZEV), where he continued to serve as the Co-Chairman of the board of directors until October 2021; GigCapital4, Inc. (“GIG4”), which completed its initial public offering in February 2021 and later a business combination in December 2021 with BigBear.ai Holdings, LLC to form BigBear.ai Holdings, Inc. (NYSE: BBAI), where he continues to serve as a member of the board of directors; GigInternational1, Inc., which completed its initial public offering in May 2021 and was dissolved in December 2022, and GigCapital5, Inc. (“GIG5”), which completed its initial public offering in September 2021 and announced a Business Combination Agreement with QT-Imaging in December 2022, and filed with the SEC the S-4 Form pertaining to this combination in February 2023. Dr. Katz has also served as the executive chairman of the board of directors of GigCapital6, Inc. (“GIG6”) since January 2021. Dr. Katz is also the co-founder of Cognizer, Inc. and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GigCapital, Inc., GIG2, Inc., GIG3, Inc., GIG4, Inc., GIG5, Inc., GIG6, Inc., and GigInternational1, Inc., Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, Inc. (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the board, Chief Executive Officer and President of GigOptix/GigPeak. From its inception in 2007 until its sale in April 2017 to Integrated Device Technology, Inc. (“IDT”) (Nasdaq:IDTI) for $250 million in cash. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc.. From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies. Prior to 2000, Dr. Katz has held several leadership positions over the span of his career within the technology industry, including being a Member of the Technical Staff of AT&T Bell Labs in Murray Hill, NJ, between 1988 and 2004. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds hundreds of U.S. and international patents, has published technical papers and is the editor of a number of technical books. Kaleyra believes Dr. Katz is qualified to serve on the Board based on his leadership, industry, investing and managerial (as a chief executive officer and director of publicly-listed companies) experience.

Matteo Lodrini. Matteo Lodrini joined Kaleyra S.p.A.’s Board of directors in 2017 and became a director of Kaleyra upon the closing of the Business Combination. Since 2007, Mr. Lodrini has served as the Chief Financial Officer of De Nora Group, a high-growth, global water treatment sector company. He is responsible for all financial operations including leading the company’s acquisition strategy. Mr. Lodrini is a finance executive with significant experience in all phases of cross border corporate transactions, global business development, corporate finance and capital markets, and has a knowledge of financial operations and controls and internal audit processes. Mr. Lodrini holds a master’s degree in Economics from Brescia University and a master in Corporate Finance from SDA Bocconi in Milan. The Company believes that Mr. Lodrini is qualified to serve on the Board based on his financial and managerial experience.

John J. Mikulsky. John J. Mikulsky joined the Board as an independent director in December of 2017. As of December 2022, he has served on the board of directors of TempoQuest, Inc.. He joined the board of directors of GIG2 and the board of directors of Cognizer, Inc. in March 2019, serving on the board of GIG2 until June 2021 and Cognizer until August 2020. Mr. Mikulsky also served on the board of directors of GIG3 from February 2020 until May 2021. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the board of directors of GigPeak from June 2011 until its sale to IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology. Kaleyra believes that Mr. Mikulsky is qualified to serve on the Board based upon his industry and managerial experience, and his experience serving on public company boards.

Neil Miotto. Neil Miotto joined the Board in October 2017. Mr. Miotto was a director of GIG2 (now UpHealth, Inc.) since March 2019 until December 5, 2022, and was a member of the board of directors of GIG3 (and subsequent to its business combination, Lightning eMotors, Inc.) from February 2020 until October 2021, the board of directors of Cognizer, Inc. from March 2019 until August 2020, the board of directors of GIG4 until December 2021 and the board of directors of GIG5 until December 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG LLP, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be an “audit committee financial expert” under SEC rules. Mr. Miotto also served as an SEC reviewing partner while at KPMG LLP. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Kaleyra believes that Mr. Miotto is qualified to serve on the Board based on his financial and managerial experience, and his experience serving on public company boards.

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

Kathleen Miller. Kathleen Miller joined the Board in December 2022. She is an accomplished financial strategist with decades of leadership experience driving growth and profitability across public and private SaaS, FinTech and other technology companies. Prior to her retirement, Ms. Miller served as Chief Financial Officer of Nitro Software Ltd. (ASX: NTO), a high-growth SaaS-based workflow productivity company that she led through its initial public offering, from January 2019 to December 2020. Previously, Ms. Miller served as Chief Operating and Financial Officer of nCourt, LLC, a high-growth SaaS-based software and payment service provider, from March 2014 to September 2018. She also served as Chief Financial Officer of eSecuritel Holdings LLC, a leading provider of cell phone and wireless products insurance services, from 2009 to 2013. Earlier in her career, Ms. Miller served in senior financial roles at Movius Interactive Corporation, Witness Systems, Inc. (former Nasdaq: WITS) and MapInfo Corporation (former Nasdaq: MAPS). She began her career at Coopers & Lybrand LLP. Ms. Miller is an experienced public and private company director and currently serves on the boards of Tecsys, Inc. (TSX: TCS), a supply chain and complex distribution management system provider; IOU Financial, Inc. (TSXV: IOUFF), an online lender to small businesses; Visioneering Technologies (ASX:VTI) a medical device company, and TrueCommerce, Inc., a privately held supply chain and inventory management software company. Ms. Miller holds a B.S. in Accounting from Alfred University and an M.S. in Legal Studies from Fordham University.

Karin-Joyce Tjon. Karin-Joyce Tjon joined the Board in December 2022. She has more than two decades of experience as a senior financial executive in the technology and telecommunications sectors. Most recently, Ms. Tjon served as Chief Financial Officer of Alorica, Inc., a fast-growing business process outsourcing (BPO) company, where she was responsible for all aspects of corporate finance, such as Accounting, Financial Planning & Analysis, Treasury, Regulatory filings, tax, procurement and Investor Relations, from July 2018 to May 2020. Prior to her role at Alorica, Ms. Tjon served as Chief Operating Officer and President of Scientific Games (Nasdaq: SGMS), a developer of technology-based products and content for the global gaming and lottery markets, from February to August 2017. Previously, she served as Chief Financial Officer at EPIQ Systems (former Nasdaq: EPIQ) (from July 2014 to October 2016) and Hawker Beechcraft (2011 to 2014). Ms. Tjon also spent over nine years at Alvarez & Marsal, a leading professional services firm specializing in business transformation and performance improvement, from 2002 to 2011. Ms. Tjon currently serves on the boards of Nubia Brand International Corp. (Nasdaq: NUBI), a blank check company focused on the wireless telecommunications sector, and Volcon, Inc. (Nasdaq: VLCN), a developer and manufacturer of electric off road powersport vehicles. Ms. Tjon holds a B.S. in Organizational Behavior and Management from Ohio University and an M.B.A. from Columbia University.

Number, Terms of Office and Election of Executive Officers and Directors

On December 8, 2022, the Board voted to increase the number of directors constituting the whole Board from six to eight. Of the eight directors, six have been voted upon by our stockholders. Our two Class I directors were re-elected at the annual meeting held in 2020 and our two Class II directors were re-elected at the annual meeting held in 2021. Mses. Tjon Sien Fat and Miller were appointed to the Board in December 2022, filling the vacancies that resulted from the increase in the number of directors.

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

Committees of the Board of Directors

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of three standing committees are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2022.

Audit Committee

Dr. Katz, Mr. Miotto and Mses. Tjon Sien Fat and Miller serve as members of our Audit Committee. Mr. Miotto serves as chairman of the Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee all of whom must be independent. Messrs. Miotto, Mikulsky, and Lodrini are independent.

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

Compensation Committee

Ms. Miller and Messrs. Lodrini, Mikulsky, Miotto and Dr. Hirsch serve as members of our Compensation Committee. Mr. Mikulsky serves as chairman of the Compensation Committee. We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including:

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
▪
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of RSUs and other equity-based awards, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;
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

Nominating and Corporate Governance Committee

Dr. Katz, Dr. Hirsch, Mr. Mikulsky and Mses. Tjon Sien Fat and Miller serve as members of our Nominating and Corporate Governance Committee. Ms. Tjon Sien Fat serves as chairman of the Nominating and Corporate Governance Committee. We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

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

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. Shareholders are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may be accessed on our company website at https://investors.kaleyra.com/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Employment Agreements

On March 13, 2020, Kaleyra entered into an employment agreement with its Chief Executive Officer, Mr. Dario Calogero (the “Prior Employment Agreement”). The Prior Employment Agreement was for a three-year period commencing on November 26, 2019, which automatically renewed for additional three-year periods unless either party gave notice of non-renewal to the other at least 90 days prior to the end of the then-current term. The Prior Employment Agreement provided that Mr. Calogero would receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or the compensation committee, and a relocation allowance until such time as Mr. Calogero permanently relocated back to Italy of $400,000 per year, as well as that he would be eligible to receive an annual bonus of 100% of his base salary based upon financial and operational objectives achievable within an applicable fiscal year and long-term equity-based awards. The base salary for Mr. Calogero, as stated in the employment agreement, is established based on the scope of his responsibilities, taking into account market compensation paid by comparable companies for equivalent positions.

On December 9, 2022, Kaleyra entered into a Transition and Chief Strategy Officer Employment Agreement, effective as of December 9, 2022 (the “Effective Date”), with Mr. Calogero (the “Calogero Employment Agreement”). Pursuant to the Calogero Employment Agreement, Mr. Calogero will automatically cease to serve as Chief Executive Officer and President of the Company once the Company appoints a new Chief Executive Officer and President, which is expected to occur no later than March 31, 2023, at which time Mr. Calogero will automatically transition into the role of, and continue to be employed with the Company as, Chief Strategy Officer. On the Effective Date, the Prior Employment Agreement was automatically terminated and became null and void in its entirety. In connection with the termination of the Prior Employment Agreement, Mr. Calogero will no longer be entitled to the $400,000 annual relocation allowance provided for therein.
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

On May 4, 2022, the Board, upon recommendation by the Compensation Committee, approved a market adjustment increase to the base salary payable to Messrs. Calogero, Dall’Aglio and Vitto, by 4.4%, 5% and 12.5% of base salary, respectively, in each case, effective as of April 1, 2022. After the base salary increase, Messrs. Calogero’s, Dall’Aglio’s and Vitto's base salaries are $470,000, $315,000 and $288,000, respectively.

The employment agreements with our NEOs are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

Annual Bonuses

Kaleyra uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives and key results achievable within the applicable fiscal year. Near the beginning of each year, the Compensation Committee selects the performance targets, or Objectives and Key Results (“OKR”) or other bonus performance objectives of Kaleyra, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the NEOs. Following the end of each year, the Compensation Committee will determine the extent to which the OKR or other performance objectives were achieved and the amount of the award that is payable to the NEOs. In addition, on occasion, and at the sole discretion of the Board or the Compensation Committee, Kaleyra may grant special achievement bonuses to the NEOs in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business.

On April 15, 2022, upon the final determination of the vesting conditions underlying the previously granted special achievement bonus in the form of RSUs, the Board of Directors of Kaleyra approved its vesting to be effected on May 1, 2022. On August 9, 2021, the special achievement bonus was agreed to be paid with a combination of cash and RSUs to Dr. Avi Katz, the Executive Chairman of the Board, Mr. Calogero and Mr. Dall’Aglio to reward these individuals for their extraordinary efforts during Kaleyra’s acquisitions of both the mGage business of Vivial, Inc. and Bandyer S.r.l., each as previously reported by Kaleyra on its Current Reports on Form 8-K.

Equity-Based Awards

Kaleyra uses equity-based awards issued pursuant to the 2019 EIP to reward long-term performance of the NEOs. Kaleyra believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its NEOs with the interests of its stockholders and serves to motivate and retain the individual named executive officers. Any awards would be made in accordance with the executive compensation program discussed above. Kaleyra is currently using RSUs to encourage long term performance.

On June 21, 2022, the Board, upon recommendation by the Compensation Committee, approved a change to the Company’s standard vesting dates applicable to its equity awards, including RSUs that were previously approved by the Board. The Committee’s proposal originated in order to address certain issues that have arisen from using the Company’s prior standard vesting dates (February 1, May 1, August 1 and November 1 of each year), which disrupted the administration of the equity program, including using shares of stock to cover tax liabilities associated with the settlement of restricted stock units. Accordingly, the Board approved revised vesting dates —February 20, May 20, August 20 and November 20 of each year — that apply to all Company equity awards that (i) were then currently outstanding and unvested and (ii) are granted from and after the date of approval, unless otherwise determined by the Board at the time of grant of the applicable equity award.

Other Compensation

Kaleyra maintains various employee benefit plans, including medical, dental, life insurance and defined benefit plans, granted to Italian and Indian employees, and a 401(k) plan covering substantially all U.S. domestic employees, in which the NEOs will participate. It also provides certain perquisites to its named executive officers, subject to the Compensation Committee’s ongoing review.

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

Summary Compensation Table

The table below sets forth the annual compensation levels of the NEOs, which, as an emerging growth company, consist of the principal executive officer who serves as Chief Executive Officer of Kaleyra, and the next two most highly compensated executive officers. The compensation totals and individual amounts reflect the compensation of such officers by Kaleyra as of December 31, 2022 and 2021. In fiscal year 2023, such totals and amounts may change based on the terms of the employment of such persons. The stockholders of the Company approved, on an advisory basis, the 2022 compensation of the Company’s Chief Executive Officer and Chief Financial Officer at the annual meeting of stockholders in 2021.

Name and Principal Position (1)	Year	Base Salary ($) (1)	Bonus ($) (2)	RSUs Awards ($) (3)	All Other Compensation ($)		Total ($)
Dario Calogero	2022	455,096	—	1,533,681	448,035	(4)	2,436,812
President and Chief Executive Officer	2021	472,956	497,472	3,025,062	467,350	(4)	4,462,840
Giacomo Dall'Aglio	2022	311,250	—	760,163	89,663	(5)	1,161,076
EVP and Chief Financial Officer	2021	297,799	500,000	2,004,570	165,000	(5)	2,967,369
Nicola Junior Vitto (6)
Chief Product & Technology Officer	2022	284,291	—	518,469	62,864	(7)	865,624

(1)
For fiscal year 2022 and 2021, all employees are paid in local currency. The salaries paid in euros have been converted to U.S. dollars for purpose of presentation in this table. An exchange rate of 1.051413 was used for 2022 and is based on the average exchange rate for the year ended December 31, 2022. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021.
(2)
For fiscal year 2022 and 2021, all amounts represent annual and special bonuses that were paid in that fiscal year. The bonuses paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.051413 was used for 2022 and is based on the average exchange rate for the year ended December 31, 2022. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021.
(3)
The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(4)
Other Compensation for Mr. Calogero includes $367,995 (€350,000) for 2022 and $413,837 (€350,000) for 2021 as an annual relocation bonus for his temporary relocation to New York, New York from Milan, Italy, paid in equal monthly installments in 2022 and in 2021. Mr. Calogero also received benefits in the amount of $25,781 (€24,521) for 2022 and $27,806 (€23,517) for 2021 for company-paid contributions to the pension plan and benefits in the amount of $2,271 (€2,160) for 2022 and $2,334 (€1,974) for 2021 for a company provided car net of reimbursement for personal usage percentage. Mr. Calogero also received benefits in the amount of $26,828 for health care insurance and $1,847 (€1,757) for life insurance benefits provided to managers of the Company. The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.051413 was used for 2022 and is based on the average exchange rate for the year ended December 31, 2022. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021.
(5)
Other Compensation for 2022 for Mr. Dall’Aglio includes benefits in the amount of $26,828 for health care insurance and $60 for life insurance benefits provided to managers within the Company. Kaleyra

S.p.A. also contributed $29,096 (€27,674) on behalf of Mr. Dall’Aglio for company-paid contributions to the pension plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio. The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. Other Compensation for 2021 for Mr. Dall’Aglio includes $103,459 (€87,500) as a relocation bonus for his temporary relocation to New York, New York from Milan, Italy through June 2021. Mr. Dall’Aglio also received benefits in the amount of $23,648 for health care insurance and $2,366 (€2,001) for life insurance benefits provided to managers within the Company. Kaleyra S.p.A. also contributed $35,527 (€30,047) on behalf of Mr. Dall’Aglio for company-paid contributions to the pension plan. This contribution is a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Dall’Aglio, and includes $4,369 (€3,695) for a private pension plan (Fondo di Previdenza Mario Negri). The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.051413 was used for 2022 and is based on the average exchange rate for the year ended December 31, 2022. An exchange rate of 1.182391 was used for 2021 and is based on the average exchange rate for the year ended December 31, 2021.
(6)
Mr. Vitto was not an NEO in 2021.
(7)
Other Compensation for 2022 for Mr. Vitto includes benefits in the amount of $4,288 (€4,078) for health care insurance and $5,337 (€5,076) for life insurance benefits provided to managers within the Company and $8,445 (€8,032) for a Company provided car. Kaleyra S.p.A. also contributed $42,544 (€42,605) on behalf of Mr. Vitto to the National Social Welfare Institution Pension Plan. This represents a mandatory contribution by Kaleyra S.p.A. on behalf of Mr. Vitto, and includes $10,696 (€10,173) for a private pension plan (Fondo di Previdenza Mario Negri). The amounts paid in euros have been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.051413 was used for 2022 and is based on the average exchange rate for the year ended December 31, 2022.

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#) (1) (5)		($)
Dario Calogero	85,719	(2)	$2,866,159
Giacomo Dall'Aglio	43,841	(3)	1,469,913
Nicola Junior Vitto	23,886	(4)	737,082
(1)
As noted above, in June 2022, the Company updated its standard vesting dates from February 1, May 1, August 1 and November 1 of each year to February 20, May 20, August 20 and November 20 of each year.
(2)
Consists of 40,539 RSUs which vest on February 20, 2023, pursuant to the terms of Calogero Employment Agreement that provides for the acceleration of the then-unvested RSUs that Mr. Calogero received in December 2019 under the 2019 EIP. 18,483 RSUs which vest in nine quarterly installments beginning on February 20, 202l3 and ending on February 20, 2025. 26,697 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026. The Company will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Calogero unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.
(3)
Consists of 20,270 RSUs which vest in five quarterly installments beginning on February 20, 2023 and ending on February 20, 2024. 9,643 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025. 13,929 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026. Kaleyra will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr.

Dall'Aglio unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.
(4)
Consists of 10,135 RSUs which vest in five quarterly installments beginning on February 20, 2023 and ending on February 20, 2024. 5,626 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025. 8,125 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026. Kaleyra will withhold shares of common stock subject to the RSUs at the time of vesting for the purposes of satisfying any tax withholding obligations which arise in connection with the vesting of such RSUs issued to Mr. Vitto unless, at the discretion of the recipient of the RSU, the beneficiary chooses to remit cash to Kaleyra for its tax withholding obligation.
(5)
After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the restricted stock unit information was retrospectively adjusted to reflect this Reverse Stock Split.

Employment Arrangements with Named Executive Officers

Employment Agreement with Dario Calogero

On March 13, 2020, Kaleyra entered into Prior Employment Agreement. The Prior Employment Agreement was for a three-year period commencing on November 26, 2019, which automatically renewed for additional three-year periods unless either party gave notice of non-renewal to the other at least 90 days prior to the end of the then-current term. It provided that Mr. Calogero would serve as the Chief Executive Officer of Kaleyra and its subsidiaries, with services to be provided both in New York, New York and in Milan, Italy. The Prior Employment Agreement provided that Mr. Calogero would receive a base salary at an annual rate of $450,000, subject to increase from time to time as determined by the Board or its Compensation Committee. The Prior Employment Agreement also provided that Mr. Calogero would receive a relocation allowance until such time as Mr. Calogero permanently relocated back to Italy of $400,000 per year.

On the Effective Date, Kaleyra entered into the Calogero Employment Agreement. Pursuant to the Calogero Employment Agreement, Mr. Calogero will automatically cease to serve as Chief Executive Officer and President of the Company once the Company appoints a new Chief Executive Officer and President, which is expected to occur no later than March 31, 2023, at which time Mr. Calogero will automatically transition into the role of, and continue to be employed with the Company as, Chief Strategy Officer. On the Effective Date, the Prior Employment Agreement was automatically terminated and became null and void in its entirety. In connection with the termination of the Prior Employment Agreement, Mr. Calogero will no longer be entitled to the $400,000 annual relocation allowance provided for therein.

The Calogero Employment Agreement provides that Mr. Calogero will continue to serve as Chief Executive Officer and President of the Company until a new Chief Executive Officer and President of the Company is appointed (the “CEO Term”), and thereafter, Mr. Calogero will become employed as Chief Strategy Officer of the Company for an indefinite term until the Calogero Employment Agreement is terminated in accordance with its terms (the “CSO Term”). All services to be provided by Mr. Calogero under the Calogero Employment Agreement will be performed at the Company’s headquarters in Milan, Lombardy, Italy, with temporary visits to Company offices and facilities worldwide as may be reasonably required. The Calogero Employment Agreement provides that Mr. Calogero (a) will receive a base salary (i) at an annual rate of $470,000 during the CEO Term, consistent with the increase to his base salary approved by the Board on May 4, 2022, further discussed below, and (ii) at an annual rate of $365,000 during the CSO Term, subject to increase from time to time as determined by the Board; (b) will be eligible to receive an annual bonus with a target bonus opportunity equal to (i) 100% of his then-current base salary during the CEO Term (the “CEO Annual Target Bonus”) and (ii) 60% of his then-current base salary during the CSO Term (the “CSO Annual Target Bonus” and collectively with the CEO Annual Target Bonus, the “Annual Target Bonus”); and (c) may, at the discretion of the Board, be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of the Company and its business, consistent with the Prior Employment Agreement. Payment of any Annual Target Bonus will be made after the Board has determined in its sole and absolute discretion that Mr. Calogero’s performance has achieved the objectives and key results or other performance objectives established by the Board for a particular year with respect to the Annual Target Bonus. For the year in which Mr. Calogero transitions from Chief Executive

Officer to Chief Strategy Officer, the Annual Target Bonus will be calculated by adding a prorated portion of the CEO Annual Target Bonus (prorated to reflect the number of days in such year in which Mr. Calogero served as Chief Executive Officer) plus a prorated portion of the CSO Annual Target Bonus (prorated to reflect the number of days in such year in which Mr. Calogero served as Chief Strategy Officer). Additionally, in consideration for Mr. Calogero’s entry into the Calogero Employment Agreement, the Company will pay Mr. Calogero an additional monthly amount equal to $35,000, payable on each monthly anniversary of the Effective Date until the earlier of (x) June 30, 2023, and (y) the termination of Mr. Calogero’s employment for any reason.

Consistent with the Prior Employment Agreement, the Calogero Employment Agreement also provides that Mr. Calogero is eligible to participate in all employee benefit and insurance plans that the Company maintains for similarly situated executives, including, but not limited to, the Kaleyra S.p.A Italian pension scheme and the 2019 EIP. In addition, in consideration for Mr. Calogero’s entry into the Calogero Employment Agreement, the Board approved the accelerated vesting of the 40,359 then-unvested RSUs that Mr. Calogero received in December 2019 under the 2019 EIP. Any additional equity awards held by Mr. Calogero will continue to vest pursuant to their terms.

In the event that Mr. Calogero’s employment is terminated for “cause” by Kaleyra or because he resigns without “good reason” (as such terms are defined in the Calogero Employment Agreement), then he will be paid his base salary for the period prior to the effective date of termination and any accrued but unused vacation time, unreimbursed expenses and other payments and benefits prior to such termination. If Kaleyra terminates his employment without cause or he terminates his employment for good reason, then he will receive additional payments from Kaleyra. If such termination is not within the two-year period following a Change in Control (as such term is defined in the Calogero Employment Agreement), then Mr. Calogero will receive in addition to that which he would receive if his employment is terminated for cause, as a severance an amount equal to two times the sum of (1) his base salary, plus (2) an amount equal to his Annual Target Bonus. In each case, Mr. Calogero will also receive a bonus for the year of termination, as well as immediate vesting of any service-based vesting conditions applicable to long-term awards previously granted to him, provided that any performance-vesting conditions will still apply. In addition, Mr. Calogero will receive insurance coverage for two years following any such qualifying termination. In addition, if Mr. Calogero’s employment terminates because he becomes disabled or he dies, then there shall be immediate vesting of any outstanding, unvested long-term awards, including any performance-based awards.

The Calogero Employment Agreement contains customary confidentiality and intellectual property protection provisions, as well as non-competition and non-solicitation provisions in effect during the term of the Calogero Employment Agreement and for 12 months following the effective date of Mr. Calogero’s termination of employment. In addition to the items discussed above and other customary inclusions, the Calogero Employment Agreement provides that the Company will reimburse Mr. Calogero for fees incurred to negotiate the Calogero Employment Agreement and related agreements, in an amount not to exceed $10,000.

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

On June 2, 2021, Kaleyra entered into the Dall’Aglio Employment Agreement. The Dall’Aglio Employment Agreement, which is effective as of June 1, 2021, is for a three-year period which extends automatically for successive three-year periods unless either Kaleyra or Mr. Dall’Aglio give prior notice that they elect not to extend the employment relationship. The Dall’Aglio Employment Agreement cancels and supersedes all prior agreements pertaining to the employment and compensation of Mr. Dall’Aglio, including the prior amendment to Mr. Dall’Aglio's equity award agreements, but not any RSUs granted to Mr. Dall’Aglio or his indemnification agreement with the Company. The Dall’Aglio Employment Agreement provides that Mr. Dall’Aglio shall serve as EVP and Chief Financial Officer of Kaleyra and its subsidiaries, with services to be performed at Kaleyra’s headquarters in New York or such other location as might be mutually agreed. Under the Dall’Aglio Employment Agreement Mr. Dall’Aglio will receive a base salary at an annual rate of $300,000, subject to increase from time to time as determined by the Board or its Compensation Committee. In addition, Mr. Dall’Aglio will be eligible to receive an annual bonus and long-term equity-based awards. The target bonus opportunity for Mr. Dall’Aglio is 50% of his base salary (the “Dall’Aglio Annual Target Bonus”), and at the discretion of the Board, he may also be granted a special achievement bonus in recognition of a special event or achievement that has significantly improved the performance, strength or nature of Kaleyra and its business. Payment of a bonus based upon the Dall’Aglio Annual Target Bonus shall be made after the Compensation Committee has determined in its sole and absolute discretion whether Mr. Dall’Aglio’s performance has achieved the OKR, or other performance objectives established for purposes of bonuses. Beginning in 2021, Mr. Dall’Aglio is also eligible to receive grants of long-term awards in the form of cash and/or equity awards under 2019 EIP. The Dall’Aglio Employment Agreement also provides that Mr. Dall’Aglio is eligible to participate in all of the employee benefit and insurance plans that Kaleyra maintains for similarly situated executives.

Additionally, either Kaleyra or Mr. Dall’Aglio may terminate the Dall’Aglio Employment Agreement at any time. Kaleyra’s right to terminate Mr. Dall’Aglio’s employment is subject to its obligation to make certain severance payments and provide certain other benefits to Mr. Dall’Aglio, depending upon the circumstances under which the employment relationship is terminated. Kaleyra is generally not obligated under the Dall’Aglio Employment Agreement to provide any severance payments if Mr. Dall’Aglio is terminated for cause or if Mr. Dall’Aglio resigns without good reason. If Mr. Dall’Aglio’s employment is terminated by Kaleyra without cause, or Mr. Dall’Aglio resigns for “good reason”, in each case other than in connection with a “change in control” (each as defined in the Dall’Aglio Employment Agreement), Mr. Dall’Aglio will be entitled to receive (A) a lump sum cash payment equal to the sum of (i) his then-current base salary and (ii) the amount equal to 100% of his annual target bonus, (B) Mr. Dall’Aglio’s then applicable target annual bonus for the year in which the termination occurred, (C) accelerated vesting of any service-based vesting conditions applicable on any outstanding long-term awards, (D) any other benefits Mr. Dall’Aglio is entitled to in accordance with any terms of any plan, arrangement or program maintained by Kaleyra, and (E) continued coverage under Kaleyra’s medical, dental, life and disability insurance for the shorter of (i) the one-year period following termination or (ii) the date on which Mr. Dall’Aglio obtains comparable coverage under a subsequent employer plan. If Mr. Dall’Aglio’s employment is terminated by Kaleyra without cause, or Mr. Dall’Aglio resigns for good reason, in each case within a one-year period following a change in control, then Mr. Dall’Aglio will be entitled to receive the same severance amounts as described above. The receipt of any severance is subject to Mr. Dall’Aglio’s signing a release of claims in favor of Kaleyra.

The Dall’Aglio Employment Agreement also contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. The non-compete and non-solicitation covenants generally continue for a period of 12 months following the termination of employment.

As noted above, on May 4, 2022, the Board, upon recommendation by the Compensation Committee, approved a market adjustment increase to the base salary payable to Messrs. Calogero and Dall’Aglio, by 4.4% and 5% of base salary, respectively, in each case, effective as of April 1, 2022. After the base salary increase, Messrs. Calogero’s and Dall’Aglio’s base salaries are $470,000 and $315,000, respectively.

Employment Agreement with Nicola Vitto

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

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash (1)	Stock Awards ($)	RSU Awards ($) (2)	Total
Dr. Avi S. Katz, Chairman of the Board	$205,000	$—	$602,700	$807,700
Neil Miotto, Independent Director and Chairman of the Audit Committee	110,000	—	301,350	411,350
John Mikulsky, Independent Director and Chairman of the Compensation and Nominating and Corporate Governance Committees	105,000	—	301,350	406,350
Dr. Emilio Hirsch, Independent Director	65,000	—	301,350	366,350
Matteo Lodrini, Independent Director	115,000	—	301,350	416,350
Kathleen Miller, Independent Director (3)	—	—	—	—
Karin-Joyce Tjon Sien Fat, Independent Director (3)	—	—	—	—
(1)
All fees were earned in fiscal year 2022.
(2)
The RSU awards amounts are based on the number of shares granted times the post-reverse split grant date fair value per share of $30.14 (February 9, 2022). The RSU awards made to each of the directors on December 21, 2022 were at the election of each of the directors in lieu of cash retainers as provided for by the 2019 EIP.
(3)
Mses. Miller and Tjon Sien Fat were appointed to the Board on December 8, 2022.

As of December 31, 2022, each current director, other than directors who are also our named executive officers, held the following outstanding restricted stock unit awards:

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#) (1) (8)		($) (7)
Dr. Avi S. Katz	46,163	(2)	$1,622,744
Neil Miotto	23,082	(3)	811,385
John Mikulsky	23,082	(3)	811,385
Matteo Lodrini	19,029	(4)	694,351
Dr. Emilio Hirsch	12,947	(5)	518,741
Kathleen Miller	—	(6)	—
Karin-Joyce Tjon Sien Fat	—	(6)	—
(1)
As noted above, in June 2022, the Company updated its standard vesting dates from February 1, May 1, August 1 and November 1 of each year to February 20, May 20, August 20 and November 20 of each year.
(2)
Consists of 20,270 RSUs which vest in five quarterly installments beginning on February 20, 2023 and ending on February 20, 2024, 9,643 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025 and 16,250 which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026.
(3)
Consists of 10,135 RSUs which vest in five quarterly installments beginning on February 20, 2023 and ending on February 20, 2024, 4,821 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025 and 8,125 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026.

(4)
Consists of 6,082 RSUs which vest in five quarterly installments beginning on February 20, 2023 and ending on February 20, 2024, 4,821 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025 and 8,125 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026.
(5)
Consists of 4,821 RSUs which vest in nine quarterly installments beginning on February 20, 2023 and ending on February 20, 2025 and 8,125 RSUs which vest in thirteen quarterly installments beginning on February 20, 2023 and ending on February 20, 2026.
(6)
Mses. Miller and Tjon Sien Fat were appointed to the Board on December 8, 2022 and did not receive an RSU grant until January 1, 2023.
(7)
Amounts are based on number of shares not vested times the post-reverse split grant date fair value per share of $56.81, $30.14 and $28.88.
(8)
After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the restricted stock unit information was retrospectively adjusted to reflect this Reverse Stock Split.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are or have been an officer or employee of Kaleyra. During the fiscal year ended December 31, 2022, no member of the Compensation Committee had any relationship with Kaleyra requiring disclosure under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2022, none of Kaleyra’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Kaleyra’s Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Matteo Lodrini

John J. Mikulsky

Neil Miotto

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth post-reverse split information as of March 13, 2023 regarding the beneficial ownership of shares of common stock of Kaleyra by:

•
each person known to be the beneficial owner of more than 5% of the common stock of Kaleyra;
•
each of Kaleyra’s officers and directors; and
•
all executive officers and directors of Kaleyra as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or restricted stock units that will vest within 60 days. As of March 13, 2023, there were 13,100,490 shares of our common stock outstanding (on a post-reverse split basis, before rounding of fractional shares).

Unless otherwise indicated, Kaleyra believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of Kaleyra beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares (8)	% of Class (2)
Esse Effe S.p.A. (3)	1,633,039	12.47%
EFFE PI Società Semplice (3)	1,659,640	12.67%
Maya Investments Limited (4)	1,524,595	11.64%
Dr. Avi S. Katz (5)	361,096	2.76%
Neil Miotto (6)	90,126	*
John Mikulsky	35,622	*
Dario Calogero	1,696,504	12.95%
Giacomo Dall'Aglio	45,891	*
Mauro Carobene	27,066	*
Matteo Lodrini	64,429	*
Nicola Junior Vitto	33,271	*
Geoffrey Grauer	11,194	*
Dr. Emilio Hirsch (3)	1,691,770	12.91%
Karin-Joyce Tjon Sien Fat	10,206	*
Kathleen Miller	10,206	*
All directors and executive officers (12 individuals) as a group	4,077,381	31.12%
Lynrock Lake LP (7)	1,419,529	10.84%

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
(2)
Based on 13,100,490 shares of common stock outstanding on March 10, 2023 (on a post-reverse split basis, before rounding of fractional shares). In accordance with SEC rules, percent of class as of March 13, 2023, is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares subject to securities exercisable by that person or group within 60 days.
(3)
Esse Effe S.p.A is affiliated with EFFE PI Società Semplice (“EFFE PI”), which is affiliated with Dr. Emilio Hirsch who is a director of Kaleyra, and the shares are beneficially owned by EFFE PI and Mr. Hirsch.
(4)
Maya Investments Limited is affiliated with Dario Calogero and the shares are beneficially owned by Mr. Calogero who is the Chief Executive Officer and a director of Kaleyra.
(5)
Includes 45,425 shares of common stock underlying warrants that are currently exercisable.
(6)
Includes 5,047 shares of common stock underlying warrants that are currently exercisable.
(7)
Based on the Form 13G/A filed by Lynrock Lake LP with the SEC on February 14, 2023, Lynrock Lake Master Fund LP directly held 1,419,529 shares of common stock, which included 1,343,338 shares of common stock issuable upon conversion of the Company’s 6.125% Convertible Senior Note due 2026. Lynrock Lake LP is the investment manager of Lynrock Lake Master Fund LP, and pursuant to an investment management agreement, Lynrock Lake LP has been delegated full voting and investment power over securities of the Company held by Lynrock Lake Master Fund LP. Cynthia Paul, the Chief Investment Officer of Lynrock Lake LP and Sole Member of Lynrock Lake Partners LLC, the general partner of Lynrock Lake LP, may be deemed to exercise voting and investment power over securities of the Company held by Lynrock Lake Master Fund LP. The address of the foregoing entities is c/o Lynrock Lake LP, 2 International Drive, Suite 130, Rye Brook, NY 10573.
(8)
After giving effect to the Reverse Stock Split as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the beneficial ownership has been retrospectively adjusted to reflect this Reverse Stock Split.

The Information set forth in Part II of this Form 10-K under caption “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Employee Relationships

Alessandra Levy, the spouse of Kaleyra’s Chief Executive Officer, Dario Calogero, was an employee within the marketing team of Kaleyra S.p.A. until October 31, 2022. Ms. Levy received salary and benefits in the amount of $437,000 and $245,000 for the years ended December 31, 2022 and 2021, respectively. Alessandra Levy is no more on the payroll of Kaleyra S.p.A. starting November 1, 2022.

Pietro Calogero, the son of Kaleyra’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $50,000 and $55,000 for the years ended December 31, 2022 and 2021, respectively.

Lynrock Lake LP, holding more than 10% beneficial ownership of shares of common stock of Kaleyra, as reported in the Form 13G/A filed by Lynrock Lake LP with the SEC on February 14, 2023, including shares of common stock issuable upon conversion of the Merger Convertible Note. Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information.

Director Independence

The NYSE requires that a majority of our Board must be composed of “independent directors”, which is defined generally as a person other than an executive officer or employee of Kaleyra or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Dr. Katz, Dr. Hirsch, Messrs. Miotto, Mikulsky and Lodrini and Mses. Tjon Sien Fat and Miller are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Dr. Katz presides at these meetings of our independent directors. Any affiliated transactions will be on terms no less favorable to Kaleyra than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by Kaleyra’s independent registered public accounting firm include (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$1,250	$1,525
Audit-Related Fees (2)	30	610
Tax Fees (3)	5	25
All Other Fees (4)	—	—
Total	$1,285	$2,160
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

10.78#

Transition and Employment Agreement, effective December 9, 2022, by and between the Company and Dario Calogero (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on December 12, 2022)

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

KALEYRA, INC.

Date: March 16, 2023	By:	/s/ Dario Calogero
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

Name	Title	Date

/s/ Dario Calogero	President, Chief Executive Officer, and Director	March 16, 2023
Dario Calogero	(Principal Executive Officer)

/s/ Giacomo Dall’Aglio	Chief Financial Officer	March 16, 2023
Giacomo Dall’Aglio	(Principal Financial and Accounting Officer)

/s/ Avi S. Katz	Chairman of the Board of Directors	March 16, 2023
Dr. Avi S. Katz

/s/ Neil Miotto	Director	March 16, 2023
Neil Miotto

/s/ John Mikulsky	Director	March 16, 2023
John Mikulsky

/s/ Emilio Hirsch	Director	March 16, 2023
Dr. Emilio Hirsch

/s/ Matteo Lodrini	Director	March 16, 2023
Matteo Lodrini

/s/ Kathleen Miller	Director	March 16, 2023
Kathleen Miller

/s/ Karin-Joyce Tjon	Director	March 16, 2023
Karin-Joyce Tjon