Form 10-Q
period 2023-03-31
Kaleyra, Inc.
filed 2023-05-10
CIK 1719489

al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38320

KALEYRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3027430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 917 508 9185

(Former name or former address, if changed since last report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KLR	New York Stock Exchange
Warrants, at an exercise price of $40.25 per share of Common Stock	KLR WS	NYSE American LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2023, there were 13,198,795 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$74,362	$77,500
Restricted cash	488	480
Short-term investments	637	587
Trade receivables, net	82,948	86,783
Deferred cost	334	319
Prepaid expenses	3,764	3,989
Other current assets	3,944	3,387
Total current assets	166,477	173,045
Property and equipment, net	23,840	23,826
Operating right-of-use assets	2,781	2,931
Intangible assets, net	55,229	57,400
Goodwill	111,801	111,526
Deferred tax assets	—	—
Other long-term assets	1,995	1,445
Total Assets	$362,123	$370,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,331	$82,258
Lines of credit	2,991	3,955
Current portion of notes payable	405	405
Current portion of bank and other borrowings	10,234	11,419
Deferred revenue	3,290	3,528
Payroll and payroll related accrued liabilities	7,371	5,993
Other current liabilities	14,502	9,431
Total current liabilities	119,124	116,989
Long-term portion of bank and other borrowings	11,675	13,459
Long-term portion of notes payable	192,293	191,777
Long-term portion of employee benefit obligation	2,359	2,373
Deferred tax liabilities	—	—
Other long-term liabilities	3,052	3,362
Total Liabilities	328,503	327,960
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 13,998,241 shares issued and 13,198,795 shares outstanding as of March 31, 2023 and 13,858,440 shares issued and 13,058,994 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	280,486	278,473
Treasury stock, at cost; 799,446 shares as of March 31, 2023 and December 31, 2022	(30,431)	(30,431)
Accumulated other comprehensive loss	(4,584)	(5,212)
Accumulated deficit	(211,852)	(200,618)
Total stockholders’ equity	33,620	42,213
Total liabilities and stockholders’ equity	$362,123	$370,173

__________________

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$83,618	$80,481
Cost of revenue	62,518	62,743
Gross profit	21,100	17,738
Operating expenses:
Research and development	5,402	4,890
Sales and marketing	6,014	7,100
General and administrative	14,036	15,380
Total operating expenses	25,452	27,370
Loss from operations	(4,352)	(9,632)
Other income, net	15	46
Financial expense, net	(3,634)	(3,152)
Foreign currency income (loss)	(969)	257
Loss before income tax expense	(8,940)	(12,481)
Income tax expense	1,024	691
Net loss	$(9,964)	$(13,172)
Net loss per common share, basic and diluted	$(0.76)	$(1.09)
Weighted-average shares used in computing net loss per common share, basic and diluted	13,044,570	12,070,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,964)	$(13,172)
Other comprehensive income (loss):
Foreign currency translation adjustments	620	(634)
Net change in unrealized gain on marketable securities, net of tax	8	5
Total other comprehensive income (loss)	628	(629)
Total comprehensive loss	$(9,336)	$(13,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022 (1)	13,858,440	$1	$278,473	799,446	$(30,431)	$(5,212)	$(200,618)	$42,213
Adoption of ASC 326	—	—	—	—	—	—	(1,270)	(1,270)
Stock-based compensation (RSUs)	139,801	—	2,013	—	—	—	—	2,013
Net loss	—	—	—	—	—	—	(9,964)	(9,964)
Other comprehensive income	—	—	—	—	—	628	—	628
Balance as of March 31, 2023	13,998,241	$1	$280,486	799,446	$(30,431)	$(4,584)	$(211,852)	$33,620

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021 (1)	12,908,327	$1	$251,662	799,446	$(30,431)	$(2,010)	$(101,800)	$117,422
Stock-based compensation (RSUs)	93,770	—	6,759	—	—	—	—	6,759
Net loss	—	—	—	—	—	—	(13,172)	(13,172)
Other comprehensive loss	—	—	—	—	—	(629)	—	(629)
Balance as of March 31, 2022 (1)	13,002,097	$1	$258,421	799,446	$(30,431)	$(2,639)	$(114,972)	$110,380

____________________

(1)
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

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(9,964)	$(13,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,435	5,902
Stock-based compensation	2,013	6,759
Non-cash reduction to the right-of-use asset	10	—
Provision for doubtful accounts	2,503	176
Realized gains on marketable securities	8	5
Employee benefit obligation	144	514
Change in fair value of warrant liability	12	(534)
Non-cash interest expense	528	490
Deferred taxes	—	820
Change in operating assets and liabilities:
Trade receivables	481	3,010
Other current assets	(275)	1,504
Deferred cost	(15)	22
Operating lease liability	3	—
Other long-term assets	(542)	(1,074)
Accounts payable	(2,614)	(816)
Other current liabilities	6,399	2,334
Deferred revenue	(276)	(2,708)
Long-term liabilities	(397)	(40)
Net cash provided by operating activities	2,453	3,192
Cash Flows from Investing Activities:
Purchase of short-term investments	(46)	(1,165)
Purchase of property and equipment	(231)	(544)
Capitalized software development costs	(1,806)	(2,332)
Acquisition of Bandyer, net of cash acquired	—	58
Net cash used in investing activities	(2,083)	(3,983)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	(1,014)	(525)
Repayments on term loans	(3,340)	(2,134)
Repayments on capital lease	(48)	(29)
Net cash used in financing activities	(4,402)	(2,688)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	902	(334)
Net decrease in cash, cash equivalents and restricted cash	(3,130)	(3,813)
Cash, cash equivalents and restricted cash, beginning of period (1)	77,980	91,702
Cash, cash equivalents and restricted cash, end of period (1)	$74,850	$87,889
Supplemental disclosures of cash flow information:
Cash paid for interest	$351	$173
Non-cash investing and financing activities
Consideration payable	$488	$480
Adoption of ASC 326	$(1,270)	$—

______________________

(1)
As of March 31, 2023, includes $74.4 million of cash and cash equivalents and $488,000 of restricted cash; as of December 31, 2022, includes $77.5 million of cash and cash equivalents and $480,000 of restricted cash.

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

On June 1, 2021, Kaleyra completed its acquisition of mGage for a total purchase price of $218.0 million. The Merger consideration consisted of both cash consideration and common stock consideration. On August 30, 2021, the Company prepared and delivered to the Stockholder Representative a written statement (the “Post-Closing Statement”) setting forth the calculation of closing cash and closing net working capital which ultimately resulted in the final Merger consideration to be equal to $217.0 million pursuant to the terms of the Merger Agreement. The cash consideration amounted to $199.2 million of which $198.6 million was paid on June 1, 2021 and the remaining amount was settled during the period ended September 30, 2021, including a working capital adjustment of $997,000. The common stock consideration was paid with the issuance to Vivial’s former equity holders of a total of 457,143 shares of Kaleyra common stock at the $41.20 per share closing price of Kaleyra common stock on the date of issuance, equal to $18.8 million (on a post-reverse split basis). In support of the consummation of the Merger, on February 18, 2021, Kaleyra entered into subscription agreements (the “PIPE Subscription Agreements”), with certain institutional investors (the “PIPE Investors”), pursuant to which, among other things, Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, an aggregate of 2,400,000 shares of Kaleyra common stock to the PIPE Investors at $43.75 per share (on a post-reverse split basis). Kaleyra also entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with certain institutional investors (the “Convertible Note Investors”), pursuant to which Kaleyra agreed to issue and sell, in private placements to close immediately prior to the closing of the Merger, $200 million aggregate principal amount of unsecured convertible notes (the “Merger Convertible Notes”).

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

Reverse Stock Split

On November 7, 2022, Kaleyra received a written notice (the “Price Notice”) from the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Price Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance.

On February 14, 2023, Kaleyra held a special meeting of stockholders (the “Special Meeting”) to approve an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, a reverse stock split (the “Reverse Stock Split”).

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and continued to trade under the symbol “KLR”.

On April 3, 2023, Kaleyra received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. Refer to Note 21 - Subsequent Events for more information.

All share, restricted stock unit, and per share information throughout the Company's condensed consolidated financial statements has been retrospectively adjusted to reflect this Reverse Stock Split in accordance with SEC Staff Accounting Bulletins Topic 4.C, Equity Accounts, Change in Capital Structure (ASC 505-10-S99-4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO.

Substantial Doubt in Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On November 7, 2022, Kaleyra received a written notice (the “Price Notice”) from the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Price Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance.

On February 14, 2023, Kaleyra held the Special Meeting to approve an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, the Reverse Stock Split.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and continued to trade under the symbol “KLR”.

Subsequent to March 31, 2023, on April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. In addition, with the Market Cap Notice, Kaleyra also received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. Refer to Note 21 - Subsequent Events for more information.

As of March 31, 2023, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. If Kaleyra fails to regain and maintain compliance with the NYSE continued listing requirements, including but not limited to the above, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 10 – Notes Payable in the Company's condensed consolidated financial statements for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture. The Company continues to seek other sources of capital and other alternatives to maintain its listing on the NYSE. In addition, the Company is focusing on improving operations with actions aimed at expanding its customer base, increasing revenue and margins from existing customers, reducing costs, as well as expanding into geographic areas where Kaleyra currently has low concentration.

On February 15, 2023, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023 (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to start delivering results beginning as early as the first quarter of 2023 and will run through the remainder of 2023 when the effects will become measurable. This includes fixed costs being heavily scrutinized. As a result of the Company’s recently launched initiatives, significant improvements in the Company's results are expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are anticipated to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies.

Despite the measures the Company is undertaking and plans to undertake, the Company might fail to regain and maintain compliance with the NYSE continued listing requirements, including acceptance and ongoing monitoring activities of the business plan by the NYSE, as certain matters included in the business plan are outside the Company's control. These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued.

Liquidity

As of March 31, 2023, the Company had $74.4 million of cash and cash equivalents, $488,000 of restricted cash and $637,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $75.5 million in cash, restricted cash and short-term investments, $29.0 million was held in U.S. banks, $27.6 million was held in Italy, $17.8 million was held in India with the remainder held in other banks. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The condensed consolidated balance sheet as of March 31, 2023 includes total current assets of $166.5 million and total current liabilities of $119.1 million, resulting in net current assets of $47.4 million and a short-term net financial position of $61.9 million.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue recognition; allowance for doubtful accounts; valuation of the Company’s stock-based awards; recoverability of goodwill, long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals, including tax related provisions and valuation allowances on deferred taxes and legal contingent liabilities; incremental borrowing rate used in present valuing lease liabilities. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation and the armed conflict between Russia and Ukraine.

Impact of macroeconomic factors

Inflation

A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, including as a result of the lagging economic impacts of COVID-19, has resulted in significant inflationary trends mainly in the cost of goods sold, labor and other expenses. These inflationary pressures could affect wages, Kaleyra's cost and ability to negotiate the cost of the mobile network operators, the price of its products and services, its ability to meet customer demand, and ultimately the Company's gross margins and operating profit. Notwithstanding the existence of inflationary pressures, Kaleyra concluded that its business, operating results, cash flows and financial condition would not be materially adversely affected.

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

More than 45% of Kaleyra's total revenue was generated outside the United States for the three-month period ended March 31, 2023. The majority of Kaleyra's revenues and operating expenses are denominated in currency other than U.S. dollars, and therefore are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for Kaleyra's non-U.S. operations. Similarly, Kaleyra's revenue and operating expenses for Kaleyra's non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both the three months ended March 31, 2023 and 2022, there were no customers that individually accounted for more than 10% of the Company’s consolidated total revenue. As of March 31, 2023 and December 31, 2022, Kaleyra had one and zero individual customer that accounted for more than 10% of the Company’s consolidated total trade receivables, respectively. Trade receivables accounted for by that one customer amounted to $9.8 million as of March 31, 2023.

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which is aimed to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2021, which resulted in the embedded conversion features of the Merger Convertible Note not being separately recognized from the host contract pursuant to their scope exception from derivative accounting under ASC 815-10-15-74(a). The interest make-whole payment feature provided by the Merger Convertible Note met the definition of a derivative but did not fall within the above scope exception, nonetheless its value was de minimis and as such no amount was recorded in the financial statements at the time of the issuance of the Merger Convertible Notes nor at any subsequent reporting date.

In June 2020, the FASB issued ASU 2020-05 “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective dates for certain entities” (“ASU 2020-05”), which provides a limited one year deferral of the effective dates of the following updates (including amendments issued after the issuance of the original update) to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective: i) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Revenue”); and ii) ASU No. 2016-02, Leases (Topic 842) (“Leases”). The updates in ASU 2020-05 followed the updates to effective dates set forth within ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” (“ASU 2019-10”). The amendments in this ASU amended certain effective dates for the above ASU 2016-02, Leases (including amendments issued after the issuance of the original ASU). The effective dates for Leases after applying ASU 2019-10 were as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In ASU 2019-10, the FASB noted that challenges associated with transition to a major update were often magnified for private companies and smaller public companies. Those challenges became significantly amplified by the business and capital market disruptions caused by the COVID-19 pandemic. For this reason, the FASB issued the amendments in ASU 2020-05 deferring the effective date for one additional year for entities in the “all other” category that have not yet issued their financial statements (or made financial statements available for issuance) reflecting the adoption of Leases. Therefore, under the amendments of ASU 2020-05, Leases (Topic 842) is effective for entities within the “all other” category for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted the amendments in this update in its fiscal year ending December 31, 2022, by using the modified retrospective adoption method as of January 1, 2022, and applied it to all leases that existed on that date through the accounting transition date.

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

On November 15, 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a) ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, at the time the ASU was issued, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments in this update on January 1, 2023, by utilizing the Current Expected Credit Losses (CECL) financial model to measure impairment on financial assets, mainly referring to trade receivables, which required, under the modified retrospective transition method, a cumulative-effect adjustment of $1.3 million to be recognized on the opening balance sheet of retained earnings on the date of adoption without restating prior periods.

b) ASU 2016-02, Leases (Topic 842). The effective dates for Leases after applying ASU 2019-10 are as follows: public business entities, excluding emerging growth companies and smaller reporting companies, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. As noted above, the effective date of this ASU was delayed for one additional year following the issuance of ASU 2020-02 and ASU 2020-05.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020 for public business entities and for fiscal years ending after December 15, 2021 for all other entities. The Company adopted the amendments in this update as of the beginning of its annual fiscal year 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Hierarchy as of March 31, 2023			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$582	$—	$—	$582
Interest rate swap (2)	—	46	—	46
Certificates of deposit (3)	—	55	—	55
Total Assets	$582	$101	$—	$683
Liabilities:
Warrant liability (4)	$—	$38	$—	$38
Total Liabilities	$—	$38	$—	$38

(1)
Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)
Included in the condensed consolidated balance sheet line item “Other long-term assets”.
(3)
Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(4)
Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.

	Fair Value Hierarchy as of December 31, 2022			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$567	$—	$—	$567
Interest rate swap (2)	—	66	—	66
Certificates of deposit (3)	—	20	—	20
Total Assets	$567	$86	$—	$653
Liabilities
Warrant liability (4)	$—	$26	$—	$26
Total Liabilities	$—	$26	$—	$26
(1)
Included in the condensed consolidated balance sheet line item “Short-term investments”.
(2)
Included in the condensed consolidated balance sheet line item “Other long-term assets”.
(3)
Included in the condensed consolidated balance sheet line item “Short-term investments”, with maturity terms between 4 and 12 months held in India.
(4)
Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.

The values of short-term investments as of March 31, 2023 and as of December 31, 2022 were as follows (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$516	$66	$—	$582	$509	$58	$—	$567
Certificates of deposit	55	—	—	55	20	—	—	20

There were no transfers into or out of Level 2 or Level 3 for the three months ended March 31, 2023 and the year ended December 31, 2022.

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of March 31, 2023 and December 31, 2022, was €2.3 million ($2.5 million) and €4.8 million ($5.2 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended March 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2023	2022
Interest rate swap	Financial income (expense), net	$(21)	$22

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of March 31,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2023	2022
Interest rate swap	Other long-term assets	46	66

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

Balance as of December 31, 2022	$111,526
Effect of exchange rate	275
Balance as of March 31, 2023	$111,801

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$23,970	$11,869	$12,101	$23,895	$11,162	$12,733
Customer relationships	56,418	19,217	37,201	56,336	17,826	38,510
Trade names	8,672	2,809	5,863	8,658	2,568	6,090
Patent	145	81	64	143	76	67
Total amortizable intangible assets	$89,205	$33,976	$55,229	$89,032	$31,632	$57,400

Amortization expense was $2.3 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

Total estimated future amortization expense as of March 31, 2023 is as follows (in thousands):

As of March 31, 2023
2023 (remaining nine months)	$6,756
2024	8,930
2025	8,860
2026	8,791
2027	7,235
2028 and thereafter	14,657
Total	$55,229

As of March 31, 2023, the Company has evaluated the existence of impairment indicators that would indicate that the carrying amount of the amortizable intangible assets may not be recoverable concluding there are no impairment write-offs in the period.

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company presents the operating leases in long-term assets and current and long-term liabilities. Operating lease assets are included in the consolidated balance sheet line item “Operating right-of-use assets”. Finance lease assets are included in the consolidated balance sheet line item “Property and equipment, net”, and finance lease liabilities are presented in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

The components of the lease expense recorded in the condensed consolidated statement of operations were as follows:

Three Months Ended March 31, 2023
Operating lease cost	$272
Finance lease cost
Amortization of assets	48
Interest on lease liabilities	4
Short-term lease cost	43
Variable lease cost	33
Total net lease cost	$400

Supplemental balance sheet information related to leases was as follows:

	Line Items	As of March 31, 2023	As of December 31, 2022
Assets:
Operating lease assets	Operating right-of-use assets	$2,781	$2,931
Finance lease assets	Property and equipment, net	338	389
Total leased assets		$3,119	$3,320

Liabilities:
Current
Operating	Other current liabilities	$718	$758
Finance	Other current liabilities	172	182
Long term
Operating	Other long-term liabilities	2,312	2,409
Finance	Other long-term liabilities	174	216
Total leased liabilities		$3,376	$3,565

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$262
Operating cash flows from finance leases (interest)	4
Financing cash flows from finance leases	48

Weighted average remaining lease term (in years):
Operating leases	3.4
Finance leases	0.1

Weighted average discount rate:
Operating leases	4.27%
Finance leases	4.27%

Maturities of lease liabilities were as follows:

	As of March 31, 2023
	Operating leases	Finance leases	Total
2023 (remaining nine months)	$640	$145	$785
2024	750	140	890
2025	719	43	762
2026	490	25	515
2027	275	11	286
2028 and thereafter	470	—	470
Total undiscounted lease payments	3,344	364	3,708
Present value discount	314	18	332
Present value	$3,030	$346	$3,376
Lease liability, current	$718	$172	$890
Lease liability, long term	$2,312	$174	$2,486

As of March 31, 2023, the Company had no material additional operating and finance lease obligations related to leases that will commence in the second and third quarter of 2023.

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
VAT receivables	$2,004	$1,237
Receivables from suppliers	834	547
Credit for tax other than income tax	490	882
Income tax receivables	117	262
Other receivables	499	459
Total other current assets	$3,944	$3,387

Other long-term assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Non-current income tax credit (advances and tax reduced at sources)	$1,550	$807
Interest rate swaps	46	66
Miscellaneous	399	572
Total other long-term assets	$1,995	$1,445

8. TRADE RECEIVABLES

Allowance for Credit Losses

The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as of January 1, 2023. The allowance for credit losses is based on historical loss data over a defined period, current conditions and forecasts of future economic circumstances. The Company assesses trade receivables for credit loss in pools based upon the geographic region of the subsidiary holding the trade receivable. Large individual receivables for which there is indication of increased credit risk are individually assessed for loss allowances.

The financial results for the three-month period ended March 31, 2023, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

	Three Months Ended March 31,
	2023	2022
Balance, beginning of the period	$3,174	$2,057
Accruals	1,240	176
ASC326 1st implementation	1,270	—
Releases of provision	(4)	—
Utilization of provision	(9)	(67)
Effect of foreign exchange rate	27	(15)
Balance, end of the period	$5,698	$2,151

9. BANK AND OTHER BORROWINGS

As of March 31, 2023 and December 31, 2022, the current portion of bank and other borrowings amounts to $13.2 million and $15.4 million, respectively. As of March 31, 2023, this item was comprised of $10.2 million of the current portion of bank and other borrowings and $3.0 million of credit line facilities. As of December 31, 2022, this item was comprised of $11.4 million of the current portion of bank and other borrowings and $4.0 million of credit line facilities.

Credit line facilities

As of March 31, 2023, the Company had credit line facilities denominated in Euro for a total amount of $5.4 million, of which $3.0 million had been used. As of December 31, 2022, the Company had credit line facilities denominated in Euro for $5.4 million, of which $4.0 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 1.00% - 4.60%. The weighted average interest rate on those credit line facilities outstanding as of March 31, 2023 was 1.29%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest Contractual Rate	As of March 31,	As of December 31,
	2023	2022	Maturity	as of March 31, 2023	2023	2022
UniCredit S.p.A. (Line A Tranche 1)	$639	$943	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	41	53	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,121	1,324	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	514	755	August 2023	Euribor 3 months + 3.90%	6.94%	6.03%
Intesa Sanpaolo S.p.A. (Line 2)	1,407	1,654	April 2024	Euribor 3 months + 3.10%	6.14%	5.23%
Intesa Sanpaolo S.p.A. (Line 3)	6,982	7,927	June 2026	Euribor 3 months + 2.15%	5.19%	4.28%
Intesa Sanpaolo S.p.A. (Line 4)	4,248	4,466	July 2026	Euribor 3 months + 2.20%	5.24%	4.33%
Monte dei Paschi di Siena S.p.A. (Line 2)	362	356	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	97	189	June 2023	Euribor 3 months + 2.00%	5.04%	4.13%
Banco BPM S.p.A. (Line 3)	2,683	3,059	September 2024	Euribor 3 months + 3.00%	6.04%	5.13%
Banco BPM S.p.A. (Line 4)	2,301	2,491	July 2025	Euribor 3 months + 1.95%	4.99%	4.08%
Simest 1	91	134	December 2023	0.50%	0.50%	0.50%
Simest 2	90	133	December 2023	0.50%	0.50%	0.50%
Simest 3	165	244	December 2023	0.50%	0.50%	0.50%
Simest 4	1,168	1,150	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	21,909	24,878
Less: current portion	10,234	11,419
Total long-term portion	$11,675	$13,459

All bank and other borrowings are unsecured borrowings of the Company.

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

On September 15, 2021, the principal amount of $1.3 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing (“Simest 4”) and Co-financing, respectively, was disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A.. The non-refundable Co-financing principal amount will be assessed under Section 3.1 of the Temporary Framework within the 25-month period of the agreement execution date.

On July 28, 2022, the Company entered into a new unsecured loan agreement with Banco Popolare di Milano S.p.A. for a total principal amount of $2.5 million (€2.5 million at the July 28, 2022 exchange rate) with a duration of 36 months and bearing interest rate equal to Euribor 3 months + 1.95%.

As of March 31, 2023, all of the available long-term facilities were drawn in full except for the Simest Financing as described above.

The above facilities include a series of statements and disclosure obligations, in line with the standard practice for these types of financings, whose breach could result in termination, early repayment or enforcement of acceleration rights. In addition, some of the above facilities require compliance with certain financial covenants, based on Kaleyra S.p.A.’s EBITDA, net financial position and equity, calculated upon the approved audited statutory financial statements of Kaleyra S.p.A.. Failure to comply with those financial covenants may result in the repayment of the outstanding debt under the relevant facility or the increase in the interest rate bearing on the existing financing agreements. As of December 31, 2022, the Company was in compliance with all the financial covenants.

Interest expense on bank and other borrowings was $249,000 and $156,000 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company is obliged to make payments as follows (in thousands):

As of March 31, 2023
2023 (remaining nine months)	$8,165
2024	7,025
2025	4,272
2026	2,305
2027	142
2028 and thereafter	—
Total	$21,909

10. NOTES PAYABLE

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

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 125,885 Settlement Shares to Cowen Investments and Chardan, consisting of 107,002 Settlement Shares issued to Cowen Investments, and 18,883 Settlement Shares issued to Chardan (on a post-reverse split basis); and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note was convertible at the option of Cowen Investments into 86,620 shares of common stock of Kaleyra, if there was no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 15,285 shares of common stock of Kaleyra, if there has been no principal reduction (on a post-reverse split basis). As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 86,620 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note (on a post-reverse split basis).

As of March 31, 2023, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $59,000. This note payable is included in “Current portion of notes payable” and the accrued interest payable is included in “Other current liabilities” in the accompanying condensed consolidated balance sheets. Refer to Note 21 - Subsequent Events for more information relating the reimbursement of the outstanding amount of the Chardan Note.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. After giving effect to the Reverse Stock Split of Kaleyra's shares of common stock as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Merger Convertible Notes are convertible into 3,386,243 shares of Parent Common Stock at a conversion price of $59.063 per share of Parent Common Stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Parent Common Stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Parent Common Stock as set forth in the Indenture.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change. The Merger Convertible Notes provide that the delisting of Kaleyra's common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. On April 3, 2023, Kaleyra received a written notice (the “Market Cap Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity continued listing standard within the eighteen-month cure period following the receipt of the Market Cap Notice, as provided by the NYSE’s Listed Company Manual. However, if Kaleyra fails to regain and maintain compliance with the NYSE continued listing requirements, including but not limited to the above, it is at risk of having the Company's common stock delisted, triggering a fundamental change under the Indenture for the Merger Convertible Notes, as discussed below in Part 2, Item 1A. Risk Factors. Refer to Note 2 - Summary of Significant Accounting Policies and Note 21 - Subsequent Events for more information relating Kaleyra's considerations on going concern basis of accounting and the Market Cap Notice, respectively.

Upon the issuance of the Merger Convertible Notes, management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment met the definition of a derivative, but the value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods. There was no such liability recorded as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the outstanding amount of the Merger Convertible Notes was $192.3 million, net of issuance costs. During the three months ended March 31, 2023, contractual interest expense amounted to $3.0 million and amortization of the debt issuance costs amounted to $515,000. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2022	$(5,270)	$58	$(5,212)
Other comprehensive income (loss)	620	8	628
As of March 31, 2023	$(4,650)	$66	$(4,584)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2021	$(2,046)	$36	$(2,010)
Other comprehensive income (loss)	(634)	5	(629)
As of March 31, 2022	$(2,680)	$41	$(2,639)

12. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Liabilities for tax other than income tax	$1,205	$1,119
VAT payables	749	184
Social security liabilities	384	553
Current tax liabilities	2,151	647
Accrued financial interest	148	182
Operating lease liabilities	718	758
Accrued contractual interests on Merger Convertible Notes	4,044	1,023
Finance lease liabilities	172	182
Other miscellaneous	4,931	4,783
Total other current liabilities	$14,502	$9,431

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Warrant liability	$38	$26
Finance lease liabilities	174	216
Operating lease liabilities	2,312	2,409
Other miscellaneous	528	711
Total other long-term liabilities	$3,052	$3,362

13. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in the United States, India and Italy. The following table sets forth revenue by geographic area for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$44,851	$24,635
Italy	15,274	16,509
India	11,056	21,176
Europe (excluding Italy)	7,312	7,001
South America	6	5,964
Rest of the world	5,119	5,196
Total	$83,618	$80,481

	Three Months Ended March 31,
	2023	2022
United States	53.7%	30.6%
Italy	18.3%	20.5%
India	13.2%	26.3%
Europe (excluding Italy)	8.7%	8.7%
South America	0.0%	7.4%
Rest of the world	6.1%	6.5%

As of March 31, 2023, the majority of the Company’s long-lived assets are located in United States. The following table sets forth long-lived assets by geographic area as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31,	As of December 31,
	2023	2022
United States	$11,389	$11,168
India	6,361	6,108
Italy	5,780	5,649
Rest of the world	310	901
Total	$23,840	$23,826

	As of March 31,	As of December 31,
	2023	2022
United States	47.8%	46.9%
India	26.7%	25.6%
Italy	24.2%	23.7%
Rest of the world	1.3%	3.8%

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various non-cancellable operating lease agreements for its facilities. Refer to Note 6 - Right-of-use Assets and Lease Liabilities for additional detail on the Company's operating lease commitments.

Contingencies

As of March 31, 2023, there are no material recognized and unrecognized contingent liabilities that would be required to be disclosed for the condensed consolidated financial statements not to be misleading in accordance with ASC 450-20-50.

15. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the three months ended March 31, 2023 (on a post-reverse split basis):

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2022	1,001,428	$30.57
Vested	(175,758)	$26.28
Granted	205,742	$2.64
Cancelled	(49,401)	$32.41
Non-vested as of March 31, 2023	982,011	$25.40

On March 6, 2023, the Board approved a 1-for-3.5 Reverse Stock Split of the Company’s outstanding equity instruments to be effected as of March 9, 2023, as described in Note 1 – Description of Organization and Business Operations. Shares of common stock underlying outstanding restricted stock units were proportionately reduced from 3,507,250 to 1,001,428 as of December 31, 2022 (on a post-reverse split adjusted basis).

The Reverse Stock Split did not impact the fair value of the restricted stock units previously recorded and no modification accounting under ASC 718-20-35-2A is required because all three of the following conditions were met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument is the same as the classification of the original award immediately before modification.

RSUs compensation expense for the three months ended March 31, 2023 and 2022 was $2.0 million and $6.8 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$58	$1,020
Sales and marketing	268	783
General and administrative	1,687	4,956
Total	$2,013	$6,759

As of March 31, 2023, there was $9.4 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.19 years.

16. INCOME TAXES

The tax expense and the effective tax rate resulting from operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(8,940)	$(12,481)
Income tax expense	1,024	691
Effective tax rate	(11.46%)	(5.54%)

The change in the effective tax rate for the three months ended March 31, 2023, as compared to three ended March 31, 2022, was mainly driven by the mix of earnings by jurisdiction.

The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to recorded valuation allowance in various jurisdictions, current tax expense in certain tax jurisdictions, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. Many of the provisions are not expected to impact the Company. For example, effective January 1, 2023, companies that report over $1 billion in profits to shareholders are required to calculate their tax liability using a 15% corporate alternative minimum tax (CAMT) based on book income. An appliable corporation is liable for the CAMT to the extent that its "tentative minimum tax" exceeds its regular US federal income tax liability plus its liability for the base erosion anti-abuse tax (BEAT). Since we are under the required thresholds for CAMT and BEAT, these two provisions do not apply. However, to the extent there are transactions classified as stock buybacks, the Company will assess, as part of the annual tax provision calculation, whether the new excise tax will impact any potential future transactions.

17. WARRANTS

Prior to the Reverse Stock Split of the Company's shares of common stock, Kaleyra had issued and outstanding warrants listed on NYSE American to purchase a total of 5,440,662 shares of Kaleyra common stock, with each whole warrant being exercisable to purchase one share of common stock at $11.50 per share. After giving effect to the Reverse Stock Split of Kaleyra's shares of common stock as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Company’s outstanding warrants are now exercisable for a total of approximately 1,554,474 shares of common stock, with each whole warrant being exercisable to purchase 0.2857 of a share of common stock at $40.25 per share.

Under the terms of the warrant agreement dated December 12, 2017 (the “Warrant Agreement”), the Company agreed to use its best efforts to file a new registration statement following the completion of the Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants. That registration statement was filed by the Company on May 4, 2020 and declared effective by the SEC on May 8, 2020. No fractional shares are issuable upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number for the number of shares of common stock to be issued to the warrant holder. Each warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company could redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $63.00 per share (on a post-reverse split basis) for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

During the three months ended March 31, 2023, the Company recorded interest expense equal to $12,000, in the condensed consolidated statements of operation line item “Financial expense, net” for the change in fair value of the Private Placement Warrants.

As of March 31, 2023, there were 5,440,662 warrants outstanding.

18. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,964)	$(13,172)
Weighted average shares used to compute net loss per common share, basic and diluted	13,044,570	12,070,720
Net loss per common share, basic and diluted	$(0.76)	$(1.09)

The shares and net losses per common share, basic and diluted, as of December 31, 2022 and before that date differ from those published in our prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1 - Description of Organization and Business Operations).

The Company generated a net loss for the three months ended March 31, 2023 and 2022. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three months ended March 31, 2023, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 1,128,722, and 1,802,401 for the three months ended March 31, 2022.

19. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2023 and 2022, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.
Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $12,000 in the three months ended March 31, 2023 ($10,000 in the three months ended March 31, 2022); and
ii.
Lynrock Lake LP, which has disclosed a greater than 10% beneficial ownership position in the Company, as reported in the Form 13G/A filed by Lynrock Lake LP with the SEC on February 14, 2023, is party to the Company’s Merger Convertible Note.

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$12	$10
Sales and marketing	—	56
General and administrative	—	12

20. REVENUE

Revenue Recognition

Kaleyra derives revenue primarily from usage-based fees earned from the sale of communications services offered through Platforms access to customers and business partners across enterprises. Revenue can be billed in advance or in arrears depending on the term of the agreement; for the majority of customers revenue is invoiced on a monthly basis in arrears.

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

The Company’s arrangements do not contain general rights of return. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in trade receivables and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

Nature of Products and Services

Revenue is recognized upon the sending of a SMS or the connection of a voice call to the end-user of the Company’s customer using the Company’s Platforms in an amount that reflects the consideration the Company expects to receive from the Company's customers in exchange for those rendered services, which is generally based upon agreed fixed prices per unit.

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 87% of total revenue for the three months ended March 31, 2023 (94% of total revenue for the three months ended March 31, 2022).

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short code subscriptions and customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 13% of total revenue for the three months ended March 31, 2023 (6% of total revenue for the three months ended March 31, 2022).

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability. As of March 31, 2023 and December 31, 2022, the Company recorded $3.3 million and $3.5 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three months ended March 31, 2023, the Company recognized $1.6 million of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2022.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 12 – Geographic Information – for details of revenue by geographic area.

21. SUBSEQUENT EVENTS

On April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement, as the average market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million. As of March 31, 2023, the 30 trading-day average market capitalization was approximately $31.5 million, and its last reported stockholders’ equity was $33.6 million ($42.2 million as of December 31, 2022). Within forty-five days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan aimed to demonstrate the definitive actions Kaleyra has taken, or is taking, to regain compliance with the continued listing standards within eighteen months of the Market Cap Notice. Should the Listings Operations Committee of the NYSE review and approve the plan, the Company's common stock will continue to be listed and traded on the NYSE during the eighteen-month cure period, subject to the Company's compliance with the other continued listing criteria of the NYSE and the periodic monitoring of the business plan by the NYSE. The Market Cap Notice does not affect the Company’s reporting obligations with the Securities and Exchange Commission, and it does not conflict with or cause an event of default under any of the Company’s material debt or other agreements.

In addition, with the Market Cap Notice, Kaleyra also received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. As described in Note 1 - Description of organization and business operations, on November 7, 2022, the NYSE had notified the Company that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period.

On the settlement date of May 1, 2023, Kaleyra reimbursed the outstanding amount of the convertible promissory note previously issued to Chardan for a principal amount of $405,000 plus accrued and unpaid interest. Following this payment the Company has no further obligations with respect to the Chardan Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

On November 7, 2022, Kaleyra received a written notice (the “Price Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance. Pursuant to Section 802.01C, the Company had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement.

On February 14, 2023, Kaleyra held the Special Meeting to approve an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, the Reverse Stock Split.

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

Subsequent to March 31, 2023, on April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. In addition, with the Market Cap Notice, Kaleyra also received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. Refer to Note 21 - Subsequent Events for more information.

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

Kaleyra’s competitive positioning in the market is due in part to its unique infrastructure and continued enhancements and investments in research and development. This infrastructure entails a combination of security, compliance and integration capabilities that protect the integrity and privacy of our customers’ transactions. The Company believes this foundation leads to continued customer satisfaction and enables Kaleyra to maintain a leadership position in the fast-evolving industry in which it operates. Evidence of our success in maintaining best in class customer satisfaction can be seen by the top ten customers contributing 45.2% of revenue in the quarter ended March 31, 2023, and zero customer churn over the past year.

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to start delivering results beginning as early as the first quarter of 2023 and will run through the remainder of 2023 when the effects will become measurable. As of the date of the announcement, significant cost savings and cash flow improvement plans have successfully been launched. This includes fixed costs being heavily scrutinized.

As a result of the Company’s recently launched initiatives, significant improvement in Adjusted EBITDA is expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are anticipated to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies. Ultimately, the result of the Company’s Adjusted EBITDA improvement will convert to cash. The expected increase in cash flow is important and will significantly aid Kaleyra’s servicing its outstanding debt requirements. The improvement in the Company’s ability to service debt requirements is a direct result of the Program initiatives.

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

Kaleyra’s customers are primarily enterprises that use digital mobile communications in the conduct of their business. Kaleyra provides multiple levels of global customer support 24x7, SLAs and network reliability to meet the expectations and requirements of its customers. Customers and business partners that use the Platforms value the Platforms’ network reliability, and Kaleyra’s responsive customer support and competitive pricing. In particular, Kaleyra was listed by Gartner (Gartner, Market Guide for Communications Platform as a Service, Worldwide, Daniel O’Connell, Lisa Under-Farboud, October 2022) as a co-creator, in other words, a CPaaS focused on a consultative business model that emphasizes consulting services, solves business problems and often pursues specific verticals. Kaleyra also partners with consulting companies and digital transformation players worldwide. Kaleyra was awarded the Gold award for “CPaaS Provider of the Year” by Juniper Research in February 2022, and was ranked as a Leading Challenger in the global CPaaS market by Juniper Research, a leading independent market research, forecasting and consulting services firm, in its latest CPaaS Competitor Leaderboard (2023).

Kaleyra services a broad base of customers and business partners throughout the world operating in diverse sectors and regions. Kaleyra’s key customers are large Business to Consumer (“B2C”) and Business to Business to Consumer (“B2B2C”) enterprises that use digital and mobile communications in the conduct of their business. Kaleyra has a concentration of business within the financial services industry that serves its major European banking end-users. With each relationship, Kaleyra is the link between the financial institutions and their end-users. In linking these two parties, Kaleyra’s Platforms leverage the telecommunications providers to transmit message data to these end-users.

3. Business

During the three months ended March 31, 2023, Kaleyra processed nearly 11.7 billion billable messages and 2.2 billion voice calls. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra has over 640 employees across the four regions.

Kaleyra has customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three months ended March 31, 2023 and 2022, Kaleyra had no individual customer which accounted for more than 10% of Kaleyra’s consolidated total revenue.

For the three months ended March 31, 2023, 94.8% of revenues came from customers which have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments. In continuity with the past, Kaleyra is committed to strengthening its product portfolio, expand its global presence, recruit world-class talent and develop synergies with external players to capitalize on its growing market penetration opportunities and value creation.

For the three months ended March 31, 2023 and 2022, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended March 31, 2023, the number of messages delivered to customers decreased by 19.3%, compared to the three months ended March 31, 2022, and the number of voice calls connected to customers increased by 36.2%, compared to the three months ended March 31, 2022. The decrease in the number of messages delivered to customers was mainly driven by the revised product and geographic mix, as compared to the same period of the prior year. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year.

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

FACTORS AFFECTING COMPARABILITY OF RESULTS

In the three-month period ending March 31, 2023, there are no material factors affecting the comparability of results.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Aside from the below listed change in accounting policy relating to Financial Instruments – Credit Losses (Topic 326), our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation and the armed conflict between Russia and Ukraine.

Refer to Note 2 - Summary of Significant Accounting Policies in the Company's condensed consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting

Trade receivables

The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as of January 1, 2023. The Company reports a loss allowance for expected credit losses on financial assets measured at amortized cost, mostly referring to trade receivables. In calculating expected credit losses the Company has determined a modified Loss Rate Method to be the most appropriate taking into consideration (i) data availability, (ii) familiarity with historical procedure and historical losses and (iii) compliance with the provisions of the standard with regard to the forecasting requirement. Receivables are grouped based on historical credit loss information, specific risk characteristics and any other credit factor determined appropriate such that the group of receivables shares a similar risk profile. An overall loss rate percentage is derived from an eight-quarter historical lookback period. The historical loss rate is then adjusted for reasonable and supportable forecasts with the adjusted expected credit loss rates applied to the respective groupings trade receivable balances outstanding. Expected credit losses are reviewed periodically by management. Trade receivables are presented net of an allowance for credit losses.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$83,618	$80,481	$3,137	4%
Cost of revenue	62,518	62,743	(225)	NM
Gross profit	21,100	17,738	3,362	19%
Operating expenses:
Research and development	5,402	4,890	512	10%
Sales and marketing	6,014	7,100	(1,086)	(15%)
General and administrative	14,036	15,380	(1,344)	(9%)
Total operating expenses	25,452	27,370	(1,918)	(7%)
Loss from operations	(4,352)	(9,632)	(5,280)	(55%)
Other income, net	15	46	(31)	(67%)
Financial expense, net	(3,634)	(3,152)	482	15%
Foreign currency income (loss)	(969)	257	1,226	NM
Loss before income tax expense	(8,940)	(12,481)	(3,541)	(28%)
Income tax expense	1,024	691	333	48%
Net loss	$(9,964)	$(13,172)	$(3,208)	(24%)

NM = Not meaningful

Revenue

In the three months ended March 31, 2023, revenue increased by $3.1 million or 4%, compared to the three months ended March 31, 2022. This increase was mainly driven by the significant increase in registry legacy business revenue in the quarter ended March 31, 2023, as compared to the same period of the prior year.

Cost of Revenue and Gross Profit

In the three months ended March 31, 2023, cost of revenue decreased by $225,000, compared to the three months ended March 31, 2022. Gross profit increased by 19% in the quarter ended March 31, 2023, compared to the same period of the prior year, mainly driven by the increase in registry legacy business revenue.

Operating Expenses

In the three months ended March 31, 2023, research and development expenses increased by $512,000, or 10%, compared to the three months ended March 31, 2022. Research and development expenses included $58,000 of stock-based compensation in the three months ended March 31, 2023, compared to $1.0 million in the three months ended March 31, 2022. Excluding such costs and $1.8 million in capitalized software development costs, compared to $2.3 million capitalized costs in the three months ended March 31, 2022, research and development expenses would have increased by $948,000, mainly due to severence costs of the period.

In the three months ended March 31, 2023, sales and marketing expenses decreased by $1.1 million, or 15%, compared to the three months ended March 31, 2022. Sales and marketing expenses included $268,000 of stock-based compensation in the three months ended March 31, 2023, compared to $783,000 in the three months ended March 31, 2022. Excluding such costs, sales and marketing expenses would have decreased by $571,000.

In the three months ended March 31, 2023, general and administrative expenses decreased by $1.3 million, or 9%, compared to the three months ended March 31, 2022. General and administrative expenses included (i) $1.7 million of stock-based compensation in the three months ended March 31, 2023, compared to $5.0 million in the three months ended March 31, 2022; and (ii) $77,000 of mGage acquisition transaction costs in the three months ended March 31, 2023, compared to $81,000 in the three months ended March 31, 2022. Excluding such costs, general and administrative expenses would have increased by $1.9 million, mainly due to an increase in the provision for bad debt and the increase in headcount compared to the same period of last year.

Financial Expense, Net

In the three months ended March 31, 2023, financial expense, net increased by $482,000, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and the amortization of issuance costs amounting to $3.0 million and $515,000, respectively, and the change in the fair value of the private warrant liability of $12,000. The same period last year accounted for the accrued contractual interest expense and the amortization of issuance costs amounting to $3.0 million and $478,000, respectively, partially offset by the change in fair value of the private warrant liability of $546,000. Excluding such costs, financial expense, net would have decreased by $74,000

Foreign Currency Income (Loss)

In the three months ended March 31, 2023, foreign currency loss increased by $1.2 million, compared to the three months ended March 31, 2022. Such change was mainly attributable to the effects of the fluctuation of the Indian Rupee and Euro against the U.S. dollar.

Income Tax Expense

In the three months ended March 31, 2023, income tax expense increased by $333,000, from an income tax expense of $691,000 to an income tax expense of $1.0 million, mainly due to the increase in registry legacy business revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had $74.4 million of cash and cash equivalents, $488,000 of restricted cash and $637,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $75.5 million in cash, restricted cash and short-term investments, $29.0 million was held in U.S. banks, $27.6 million was held in Italy, $17.8 million was held in India with the remainder held in other banks. As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The condensed consolidated balance sheets as of March 31, 2023 includes total current assets of $166.5 million and total current liabilities of $119.1 million, resulting in net current assets of $47.4 million and a short-term net financial position of $61.9 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of March 31, 2023, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities, was $24.9 million ($28.8 million as of December 31, 2022).

Kaleyra has credit line facilities of $5.4 million as of March 31, 2023, of which $3.0 million has been used. As of December 31, 2022, Kaleyra had credit line facilities of $5.4 million, of which $4.0 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

The Company’s outstanding Merger Convertible Notes in the amount of $192.3 million contain redemption features in the event Kaleyra is not able to maintain its NYSE listing or another eligible listing.

On November 7, 2022, Kaleyra received a written notice (the “Price Notice”) from the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing share price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Within ten business days of receipt of the Price Notice, the Company responded to the NYSE with respect to its intent to cure the deficiency and provided available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval, to regain compliance.

On February 14, 2023, Kaleyra held the Special Meeting to approve an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board of Directors, the Reverse Stock Split.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the New York Stock Exchange on a split-adjusted basis under new CUSIP number 483379202 and continued to trade under the symbol “KLR”.

Subsequent to March 31, 2023, on April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. In addition, with the Market Cap Notice, Kaleyra also received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. Refer to Note 21 - Subsequent Events for more information.

As of March 31, 2023, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. If Kaleyra fails to regain and maintain compliance with the NYSE continued listing requirements, including but not limited to the above, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 10 – Notes Payable in the Company's condensed consolidated financial statements for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture. The Company continues to seek other sources of capital and other alternatives to maintain its listing on the NYSE. In addition, the Company is focusing on improving operations with actions aimed at expanding its customer base, increasing revenue and margins from existing customers, reducing costs, as well as expanding into geographic areas where Kaleyra currently has low concentration.

On February 15, 2023, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023 (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program is anticipated to start delivering results beginning as early as the first quarter of 2023 and will run through the remainder of 2023 when the effects will become measurable. This includes fixed costs being heavily scrutinized. As a result of the Company’s recently launched initiatives, significant improvements in the Company's results are expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. This is further supported by the organizational streamlining aimed at reducing monthly cash payroll costs by more than 15%. Further savings are anticipated to be achieved by leveraging the Company's global footprint to relocate costs from high-cost geographies to low-cost geographies.

Despite the measures the Company is undertaking and plans to undertake, the factors outlined above raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. Refer to Note 2 - Summary of Significant Accounting Policies in the Company's condensed consolidated financial statements for more information relating going concern.

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

On May 1, 2020, in connection with the Settlement Agreement, Kaleyra issued: (i) an aggregate of 125,885 Settlement Shares to Cowen Investments and Chardan, consisting of 107,002 Settlement Shares issued to Cowen Investments, and 18,883 Settlement Shares issued to Chardan (on a post-reverse split basis); and (ii) convertible promissory notes in the aggregate principal amount of $2.7 million to Cowen Investments and Chardan, consisting of a convertible promissory note in the principal amount of $2.3 million issued to Cowen Investments (the “Cowen Note”) and a convertible promissory note in the principal amount of $405,000 issued to Chardan (the “Chardan Note”). The unpaid principal of the Cowen Note is convertible at the option of Cowen Investments into 86,620 shares of common stock of Kaleyra, if there has been no principal reduction, and the unpaid principal of the Chardan Note is convertible at the option of Chardan into 15,285 shares of common stock of Kaleyra, if there has been no principal reduction (on a post-reverse split basis). As the Beneficial Ownership Limitation was not triggered by the issuance of the Settlement Shares, no Warrant Agreement was necessary and no warrants were issued.

On February 4, 2021, Cowen Investments elected to convert the outstanding amount of the Cowen Note into 86,620 shares of common stock pursuant to the terms of the Cowen Note, and as a result the Company has no further obligations with respect to the Cowen Note (on a post-reverse split basis).

As of March 31, 2023, the outstanding amount of the Chardan Note was $405,000 and accrued interest was $59,000. On May 1, 2023, Kaleyra reimbursed the outstanding amount of the Chardan Note. Following this payment, the Company has no further obligations with respect to the Chardan Note. Refer to Note 21 - Subsequent Events in the Company's condensed consolidated financial statements for more information relating the settlement of the Chardan Note.

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

The Merger Convertible Notes bear interest at a rate of 6.125% per annum, payable semi-annually, in arrears on each June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record at the close of business on the preceding May 15 and November 15, respectively. After giving effect to the Reverse Stock Split of Kaleyra's shares of common stock as of March 9, 2023, as described in Note 1 - Description of Organization and Business Operations, the Merger Convertible Notes are convertible into 3,386,243 shares of Kaleyra common stock at a conversion price of $59.063 per share of Kaleyra common stock in accordance with the terms of the Indenture, and mature five years after their issuance. The Company may, at its election, force conversion of the Merger Convertible Notes after (i) the first anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 150% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and (ii) the second anniversary of the issuance of the Merger Convertible Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Kaleyra common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. Following certain corporate events that occur prior to the maturity date or if the Company forces a mandatory conversion, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Merger Convertible Notes in connection with such a corporate event or has its Merger Convertible Notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Merger Convertible Notes elects to convert its Merger Convertible Notes prior to the third anniversary of the issuance of the Merger Convertible Notes, the Company will be obligated to pay an amount equal to twelve months of interest, or if on or after such third anniversary of the issuance of the Merger Convertible Notes, any remaining amounts that would be owed to, but excluding, the fourth anniversary of the issuance of the Merger Convertible Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of Kaleyra common stock as set forth in the Indenture.

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change. The Merger Convertible Notes provide that the delisting of our common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. On April 3, 2023, Kaleyra received a written notice (the “Market Cap Notice”) from the NYSE that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Kaleyra is committed to regaining compliance with the market capitalization and shareholders' equity continued listing standard within the eighteen-month cure period following the receipt of the Market Cap Notice, as provided by the NYSE’s Listed Company Manual. However, if Kaleyra fails to regain compliance with the NYSE continued listing requirements, including but not limited to the above, it is at risk of having the Company's common stock delisted, triggering a fundamental change under the Indenture for the Merger Convertible Notes, as discussed below in Part 2, Item 1A. Risk Factors. Refer to Note 2 - Summary of Significant Accounting Policies and Note 21 - Subsequent Events in the Company's condensed consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting and the Market Cap Notice, respectively.

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

As of March 31, 2023, the outstanding amount of the Merger Convertible Notes was $192.3 million, net of issuance costs. During the three ended March 31, 2023, contractual interest expense on the Merger Convertible Notes amounted to $3.0 million and amortization of the debt issuance costs amounted to $515,000. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Long-term financial obligations

Long-term financial obligations, excluding credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of March 31,	As of December 31,		Interest Contractual Rate	As of March 31,	As of December 31,
	2023	2022	Maturity	as of March 31, 2023	2023	2022
UniCredit S.p.A. (Line A Tranche 1)	$639	$943	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	41	53	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	1,121	1,324	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	514	755	August 2023	Euribor 3 months + 3.90%	6.94%	6.03%
Intesa Sanpaolo S.p.A. (Line 2)	1,407	1,654	April 2024	Euribor 3 months + 3.10%	6.14%	5.23%
Intesa Sanpaolo S.p.A. (Line 3)	6,982	7,927	June 2026	Euribor 3 months + 2.15%	5.19%	4.28%
Intesa Sanpaolo S.p.A. (Line 4)	4,248	4,466	July 2026	Euribor 3 months + 2.20%	5.24%	4.33%
Monte dei Paschi di Siena S.p.A. (Line 2)	362	356	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	97	189	June 2023	Euribor 3 months + 2.00%	5.04%	4.13%
Banco BPM S.p.A. (Line 3)	2,683	3,059	September 2024	Euribor 3 months + 3.00%	6.04%	5.13%
Banco BPM S.p.A. (Line 4)	2,301	2,491	July 2025	Euribor 3 months + 1.95%	4.99%	4.08%
Simest 1	91	134	December 2023	0.50%	0.50%	0.50%
Simest 2	90	133	December 2023	0.50%	0.50%	0.50%
Simest 3	165	244	December 2023	0.50%	0.50%	0.50%
Simest 4	1,168	1,150	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	21,909	24,878
Less: current portion	10,234	11,419
Total long-term portion	$11,675	$13,459

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$2,453	$3,192
Net cash used in investing activities	(2,083)	(3,983)
Net cash used in financing activities	(4,402)	(2,688)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	902	(334)
Net decrease in cash, cash equivalents and restricted cash	$(3,130)	$(3,813)

In the three months ended March 31, 2023, cash provided by operating activities was $2.5 million, primarily consisting of $2.8 million of changes in operating assets and liabilities, mainly attributable to changes in other current liabilities of $6.4 million and accounts payable of $2.6 million.

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

In the three months ended March 31, 2023, cash used in investing activities was $2.1 million, primarily consisting of $1.8 million to fund the cost of internally developed software and $231,000 of purchases of property and equipment.

In the three months ended March 31, 2022, cash used in investing activities was $4.0 million, primarily consisting of $2.3 million to fund the cost of internally developed software, $1.2 million of purchases in short-term investments and $544,000 of purchases of property and equipment.

In the three months ended March 31, 2023, cash used in financing activities was $4.4 million, primarily consisting of $3.3 million of repayments on term loans and $1.0 million of repayments on lines of credit.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom, Dominican Republic, Greece and India. As of March 31, 2023, the tax years 2016 through the current period remain open to examination in certain of the major jurisdictions in which the Company is subject to tax.

Additionally, Kaleyra is closely monitoring the OECD’s development and imposition of proposed BEPS Pillar Two rules which would impose global minimum tax mechanisms in most tax jurisdictions sometime in 2024 and thereafter. At this time based on the guidance issued to date, we do not expect to be materially impacted by these BEPS Pillar Two rules when fully implemented but will continue to monitor further developments in this area.

The Company recorded an income tax expense of $1.0 million and $691,000 for the three months ended March 31, 2023 and 2022, respectively.

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

Interest Rate Risk

As of March 31, 2023, the Company had $74.4 million of cash and cash equivalents, $488,000 of restricted cash and $637,000 of short-term investments with maturity terms between 4 and 12 months held in India. Our cash and cash equivalents consist of funds deposited into saving accounts. Short-term investments primarily consist of mutual funds and certificates of deposit. Kaleyra also entered into a limited number of derivative financial instruments to manage its interest rate risk exposure with respect to the bank borrowing held by Italian commercial banks.

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

More than 45% of our total revenue was generated outside the United States for the three-month period ended March 31, 2023. The majority of our revenues and operating expenses are denominated in currency other than U.S. dollars, and therefore are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority (the “ICA”) is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing took place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 9803/2021). On December 10, 2021, the ICA filed its appeal to the second instance Court (Council of State) against the Administrative Court first instance decision no. 9803/2021 asking to overrule it. Both Vodafone and Kaleyra submitted their appearances in the judicial proceeding. The public hearing to discuss the appeal was held before the Council of State on March 16, 2023. The Council of State on April 14, 2023 overruled the TAR Lazio decision and, accordingly, confirmed Vodafone's abuse of a dominant position ascertained by the ICA (decision number 03793/2023). The terms for Vodafone to file a demand to revoke the sentence or to appeal the decision before the Civil Supreme Court (Corte di Cassazione) will expire on May 22, 2023 and June 20, 2023, respectively.

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing took place on March 23, 2022. On April 11, 2022, the Administrative Court issued its first instance decision that upheld Telecom and Sparkle’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 4333/2022). The decision was notified to Kaleyra on April 12, 2022. All the Parties that took part in the proceeding have respectively filed their appeal or cross appeal to the second instance Court (Council of State). The public hearing to discuss the appeal was held before the Council of State on May 4, 2023. Until a final decision is reached by the Council of State there will be no effect on the civil proceeding that will therefore remain suspended.

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

The first instance proceeding against AGCom’s resolutions for the 2017 contribution was successful for Kaleyra and the Italian Regional Administrative Court, following the public hearing held on April 21, 2023, on April 24, 2023 annulled the resolutions Kaleyra had appealed (decision number 06970/2023). AGCom will have to recalculate the annual contribution due by Kaleyra for year 2017. However, such annual contribution is not considered material to Kaleyra’s consolidated financial statements

For the annual contribution to AGCom relating the years 2018, 2019 and 2020 the legal proceedings are currently pending before the Italian Regional Administrative Court and no hearing has been scheduled yet. However, the European Court of Justice (“ECJ”) has already delivered its decision on the request for a preliminary ruling submitted by the Council of State on the relevant EU law (case C-399/18). Such decision was delivered on April 29, 2020, in accordance with a simplified procedure due to the previous issuance by the ECJ of a number of judgements on the matter.

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

Item 1A. Risk Factors

Aside from the below listed item, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

The risk factor contained in the Form 10-K for the fiscal year ended December 31, 2022 titled “There can be no assurance that Kaleyra will be able to comply with the continued listing standards of the NYSE and the NYSE American” is updated as follows:

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

On April 3, 2023, the Company received a written notice (the "Market Cap Notice) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Kaleyra is committed to regaining and maintaining compliance with the continued listing standards within the eighteen month cure period following the receipt of the notice.

If we fail to regain and maintain the compliance with the NYSE continued listing standards, including but not limited to the above, the NYSE may take steps to delist our securities. There can be no assurance that we will continue to meet the minimum market capitalization and shareholders' equity requirement or any other NYSE listing requirement in the future. If our common stock and publicly traded warrants were to be delisted, the liquidity of our common stock would be adversely affected, its market prices could decrease, and our ability to raise equity capital and our reputation and relationships with business partners could be impaired.

In the event that Kaleyra is delisted from the NYSE (and Kaleyra is unable to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market), a fundamental change will be triggered under the Indenture for the Merger Convertible Notes, as discussed above in “Liquidity and Capital Resources” in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

KALEYRA, INC.

Dated: May 10, 2023	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: May 10, 2023	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)