Form 10-Q
period 2023-06-30
Kaleyra, Inc.
filed 2023-08-07
CIK 1719489

al

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 13,325,920 shares of the Company’s common stock issued and outstanding.

KALEYRA, INC.

Quarterly Report on Form 10-Q

Item 1 – Financial Statements

KALEYRA, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$63,866	$77,500
Restricted cash	488	480
Short-term investments	630	587
Trade receivables, net	73,653	86,783
Deferred cost	354	319
Prepaid expenses	3,451	3,989
Other current assets	4,748	3,387
Total current assets	147,190	173,045
Property and equipment, net	23,535	23,826
Operating right-of-use assets	2,599	2,931
Intangible assets, net	52,678	57,400
Goodwill	111,905	111,526
Other long-term assets	2,219	1,445
Total Assets	$340,126	$370,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,038	$82,258
Lines of credit	3,468	3,955
Current portion of notes payable	—	405
Current portion of bank and other borrowings	9,389	11,419
Deferred revenue	2,443	3,528
Payroll and payroll related accrued liabilities	6,855	5,993
Other current liabilities	10,644	9,431
Total current liabilities	105,837	116,989
Long-term portion of bank and other borrowings	9,494	13,459
Long-term portion of notes payable	192,844	191,777
Long-term portion of employee benefit obligation	2,380	2,373
Other long-term liabilities	3,193	3,362
Total Liabilities	313,748	327,960
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 14,125,366 shares issued and 13,325,920 shares outstanding as of June 30, 2023 and 13,858,440 shares issued and 13,058,994 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	282,459	278,473
Treasury stock, at cost; 799,446 shares as of June 30, 2023 and December 31, 2022	(30,431)	(30,431)
Accumulated other comprehensive loss	(4,710)	(5,212)
Accumulated deficit	(220,941)	(200,618)
Total stockholders’ equity	26,378	42,213
Total liabilities and stockholders’ equity	$340,126	$370,173

__________________

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$86,752	$81,109	$170,370	$161,590
Cost of revenue	64,981	62,459	127,499	125,202
Gross profit	21,771	18,650	42,871	36,388
Operating expenses:
Research and development	5,314	6,265	10,716	11,155
Sales and marketing	5,459	7,226	11,473	14,326
General and administrative	15,192	16,594	29,228	31,974
Intangible asset impairment	321	—	321	—
Total operating expenses	26,286	30,085	51,738	57,455
Loss from operations	(4,515)	(11,435)	(8,867)	(21,067)
Other income (expense), net	(200)	37	(185)	83
Financial expense, net	(3,821)	(3,417)	(7,455)	(6,569)
Foreign currency loss	(156)	(1,117)	(1,125)	(860)
Loss before income tax expense	(8,692)	(15,932)	(17,632)	(28,413)
Income tax expense (benefit)	397	(95)	1,421	596
Net loss	$(9,089)	$(15,837)	$(19,053)	$(29,009)
Net loss per common share, basic and diluted	$(0.69)	$(1.28)	$(1.45)	$(2.37)
Weighted-average shares used in computing net loss per common share, basic and diluted	13,256,071	12,403,102	13,150,321	12,236,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,089)	$(15,837)	$(19,053)	$(29,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	(134)	(1,900)	486	(2,534)
Net change in unrealized gain on marketable securities, net of tax	8	4	16	9
Total other comprehensive income (loss)	(126)	(1,896)	502	(2,525)
Total comprehensive loss	$(9,215)	$(17,733)	$(18,551)	$(31,534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of March 31, 2023 (1)	13,998,241	$1	$280,486	799,446	$(30,431)	$(4,584)	$(211,852)	$33,620
Stock-based compensation (RSUs)	127,125	—	1,973	—	—	—	—	1,973
Net loss	—	—	—	—	—	—	(9,089)	(9,089)
Other comprehensive income	—	—	—	—	—	(126)	—	(126)
Balance as of June 30, 2023	14,125,366	$1	$282,459	799,446	$(30,431)	$(4,710)	$(220,941)	$26,378

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of March 31, 2022 (1)	13,002,097	$1	$258,421	799,446	$(30,431)	$(2,639)	$(114,972)	$110,380
Stock-based compensation (RSUs)	566,437	—	12,255	—	—	—	—	12,255
Net loss	—	—	—	—	—	—	(15,837)	(15,837)
Other comprehensive loss	—	—	—	—	—	(1,896)	—	(1,896)
Balance as of June 30, 2022 (1)	13,568,534	$1	$270,676	799,446	$(30,431)	$(4,535)	$(130,809)	$104,902

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of December 31, 2022 (1)	13,858,440	$1	$278,473	799,446	$(30,431)	$(5,212)	$(200,618)	$42,213
Adoption of ASC 326				—	—	—	(1,270)	(1,270)
Stock-based compensation (RSUs)	266,926	—	3,986	—	—	—	—	3,986
Net loss	—	—	—	—	—	—	(19,053)	(19,053)
Other comprehensive loss	—	—	—	—	—	502	—	502
Balance as of June 30, 2023	14,125,366	$1	$282,459	799,446	$(30,431)	$(4,710)	$(220,941)	$26,378

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of December 31, 2021 (1)	12,908,327	$1	$251,662	799,446	$(30,431)	$(2,010)	$(101,800)	$117,422
Stock-based compensation (RSUs)	660,207	—	19,014	—	—	—	—	19,014
Net loss	—	—	—	—	—	—	(29,009)	(29,009)
Other comprehensive income	—	—	—	—	—	(2,525)	—	(2,525)
Balance as of June 30, 2022 (1)	13,568,534	$1	$270,676	799,446	$(30,431)	$(4,535)	$(130,809)	$104,902

____________________

(1)
Amounts as of December 31, 2022 and before that date differ from those published in the Company's prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1 - Description of Organization and Business Operations). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split were divided by the split ratio of 3.5:1, such that each 3.5 shares of common stock were combined and reconstituted into one share of common stock effective March 9, 2023. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders, who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the split ratio, received an additional fraction of a share of common stock to round up to the next whole share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KALEYRA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(19,053)	$(29,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,948	11,838
Stock-based compensation	3,986	15,249
Write off of property and equipment	220	—
Impairment of intangible assets	321	—
Non-cash reduction to the right-of-use asset	(4)	—
Provision for doubtful accounts	4,163	925
Realized gains on marketable securities	16	9
Employee benefit obligation	326	752
Change in fair value of warrant liability	26	(810)
Non-cash interest expense	1,090	1,014
Deferred taxes	—	176
Change in operating assets and liabilities:
Trade receivables	8,139	(13,319)
Other current assets	(763)	1,916
Deferred cost	(35)	12
Operating lease liability	2	—
Other long-term assets	(764)	(1,187)
Accounts payable	(9,942)	5,361
Other current liabilities	2,083	1,678
Deferred revenue	(1,124)	(2,389)
Long-term liabilities	(260)	(87)
Net cash used in operating activities	(2,625)	(7,871)
Cash Flows from Investing Activities:
Purchase of short-term investments	(46)	(1,165)
Sale of short-term investments	8	6,459
Purchase of property and equipment	(888)	(966)
Capitalized software development costs	(3,299)	(4,502)
Purchase of intangible assets	—	(17)
Acquisition of Bandyer, net of cash acquired	—	(1,005)
Net cash used in investing activities	(4,225)	(1,196)
Cash Flows from Financing Activities:
Proceeds from (repayments on) line of credit, net	(539)	(1,776)
Repayments on term loans	(6,392)	(4,493)
Repayments on notes	(405)	—
Repayments on capital lease	(98)	(46)
Net cash used in financing activities	(7,434)	(6,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	658	(2,230)
Net decrease in cash, cash equivalents and restricted cash	(13,626)	(17,612)
Cash, cash equivalents and restricted cash, beginning of period (1)	77,980	91,702
Cash, cash equivalents and restricted cash, end of period (1)	$64,354	$74,090
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,779	$6,460
Cash paid for income taxes	$239	$—
Non-cash investing and financing activities
Restricted stock units granted to employees for bonuses	$—	$3,764
Consideration payable	$488	$468
Adoption of ASC 326	$(1,270)	$—

______________________

(1)
As of June 30, 2023, includes $63.9 million of cash and cash equivalents and $488,000 of restricted cash; as of December 31, 2022, includes $77.5 million of cash and cash equivalents and $480,000 of restricted cash.

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

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KLR”. Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

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

On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities were incorporated under Kaleyra S.p.A. effective January 13, 2022.

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

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders, who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the split ratio, received an additional fraction of a share of common stock to round up to the next whole share. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the NYSE on a split-adjusted basis under new CUSIP number 483379202 and continued to trade under the symbol “KLR”.

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

Merger Agreement with Tata Communications Limited

On June 28, 2023, Kaleyra and Tata Communications Limited, a company listed on BSE Limited and National Stock Exchange of India Limited (“Tata Communications”), entered into an Agreement and Plan of Merger, dated as of June 28, 2023 (the “Tata Merger Agreement”), pursuant to which, at the closing, upon the terms and subject to the conditions set forth therein, Merger Sub, a

Delaware corporation and wholly owned subsidiary of Tata Communications to be formed by Tata Communications, will merge with and into the Company (the “Tata Merger”), with the Company being the surviving corporation in the Tata Merger. Under the terms of the agreement, Tata Communications has agreed to acquire Kaleyra in a cash only transaction, at a price per share of $7.25 for a total consideration to Kaleyra shareholders of approximately $100 million and the assumption of all outstanding debt (approximately $157.4 million of net debt outstanding as of June 30, 2023). The Tata Merger has been unanimously approved by the Boards of Directors of both Tata Communications and Kaleyra. Consummation of the deal is subject to approval by Kaleyra's stockholders, certain regulatory approvals and other customary closing conditions. Upon closing of the transaction, expected in six to nine months of the announcement date, Kaleyra will become a subsidiary of Tata Communications. In connection with the execution of the Tata Merger Agreement, the Company has ceased its search for a new Chief Executive Officer. It is contemplated that Dario Calogero will continue to serve as Chief Executive Officer of the Company up to the closing of the Tata Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO.

Substantial Doubt in Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE, informing Kaleyra that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders’ equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company responded to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. On July 5, 2023, Kaleyra received written confirmation from the NYSE that the business plan was accepted by the Listings Operations Committee and the quarterly monitoring activities of the plan by the NYSE were scheduled to run throughout the eighteen-month cure period from the receipt of the Market Cap Notice. The Company will be required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total shareholders’ equity of $50 million at the completion of the eighteen-month plan period. Under Section 802.02, the NYSE will evaluate an accelerated cure and an early termination of the plan period prior to the end of the eighteen months if the Company is able to demonstrate returning to compliance with the applicable continued listing standards, or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters. Refer to Note 21 - Subsequent Events for more information relating the Market Cap Notice.

As of June 30, 2023, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. If Kaleyra fails to regain and maintain compliance with the NYSE continued listing requirements, including, but not limited to, the above, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 10 – Notes Payable for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture.

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program supports the organizational streamlining of labor intensive functions aimed at reducing monthly cash payroll costs by more than 15% on an annual basis. As a result of the Company’s launched initiatives, significant improvement in Adjusted EBITDA is expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. Ultimately, the result of the Company’s Adjusted EBITDA improvement will convert to cash throughout the life of the Program. The expected increase in cash flow is important and will significantly aid Kaleyra servicing its outstanding debt requirements. During the three months ended June 30, 2023, the Company showed another sequential positive Adjusted EBITDA. This was mainly driven by the reduction of operating expenses, in particular the decrease in the Company's headcount of 34 full time equivalents during the six-month period ended June 30, 2023.

Despite the measures the Company is undertaking and plans to undertake, the Company might fail to regain and maintain compliance with the NYSE continued listing requirements. Pending the consummation of the Tata Merger, the factors described above raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued.

Liquidity

As of June 30, 2023, the Company had $63.9 million of cash and cash equivalents, $488,000 of restricted cash and $630,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $65.0 million in cash, restricted cash and short-term investments, $35.0 million was held in U.S. banks, $15.6 million was held in Italy, $12.7 million was held in India with the remainder held in other banks. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The condensed consolidated balance sheet as of June 30, 2023 includes total current assets of $147.2 million and total current liabilities of $105.8 million, resulting in net current assets of $41.4 million and a short-term net financial position of $52.1 million.

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

Impact of macroeconomic factors

Inflation

A combination of circumstances, including governmental fiscal and monetary policies, regional armed conflicts, supply chain constraints, and labor and/or energy shortages, has resulted in significant inflationary trends mainly in the cost of goods sold, labor and other expenses. These inflationary pressures could affect wages, Kaleyra's cost and ability to negotiate the cost of the mobile network operators, the price of its products and services, its ability to meet customer demand, and ultimately the Company's gross margins and operating profit. Notwithstanding the existence of inflationary pressures, Kaleyra concluded that its business, operating results, cash flows and financial condition would not be materially adversely affected.

Interest rate

Interest rates are highly sensitive to many factors including the current international economic and political scenario, as well as other factors beyond Kaleyra’s control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Kaleyra’s interest rates on the bank borrowing held by Italian commercial banks are at market in Italy and well below market in other geographical locations. The Merger Convertible Notes bear interest at a fixed coupon rate of 6.125% per annum, and for this reason Kaleyra has no financial or economic interest exposure associated with changes in interest rates. Therefore, Kaleyra does not believe there is material exposure to market risk from changes in interest rates.

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

More than 45% of Kaleyra's total revenue was generated outside the United States for the six-month period ended June 30, 2023. The Company's revenue and operating expenses denominated in currency other than U.S. dollars are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for Kaleyra's non-U.S. operations. Similarly, Kaleyra's revenue and operating expenses for Kaleyra's non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In both the three and six months ended June 30, 2023 and 2022, there were no customers that individually accounted for more than 10% of the Company’s consolidated total revenue. As of June 30, 2023 and December 31, 2022, Kaleyra had no individual customer that accounted for more than 10% of the Company’s consolidated total trade receivables.

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

On November 15, 2019, the FASB issued ASU 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. The amendments in ASU 2019-10 amend certain effective dates for the following major ASUs (including amendments issued after the issuance of the original ASU):

a) ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU amend the mandatory effective dates for Credit Losses for all entities as follows: Public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, at the time the ASU was issued, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the amendments in this update on January 1, 2023, by utilizing the Current Expected Credit Losses (CECL) financial model to measure impairment on financial assets, mainly referring to trade receivables, which required, under the modified retrospective transition method, a cumulative-effect adjustment of $1.3 million on the opening balance sheet of retained earnings on the date of adoption without restating prior periods.

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

3. FAIR VALUE MEASUREMENTS

The following tables provide the assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Hierarchy as of June 30, 2023			Aggregate
	Level 1	Level 2	Level 3	Fair Value
Assets:
Mutual funds (1)	$594	$—	$—	$594
Interest rate swap (2)	—	46	—	46
Certificates of deposit (3)	—	36	—	36
Total Assets	$594	$82	$—	$676
Liabilities:
Warrant liability (4)	$—	$52	$—	$52
Total Liabilities	$—	$52	$—	$52
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
(4)
Included in the condensed consolidated balance sheet line item “Other long-term liabilities”.

The values of short-term investments as of June 30, 2023 and as of December 31, 2022 were as follows (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$520	$74	$—	$594	$509	$58	$—	$567
Certificates of deposit	36	—	—	36	20	—	—	20

There were no transfers into or out of Level 2 or Level 3 for the six months ended June 30, 2023 and the year ended December 31, 2022.

4. DERIVATIVE FINANCIAL INSTRUMENTS

The gross notional amount of interest rate swap derivative contracts not designated as hedging instruments, outstanding as of June 30, 2023 and December 31, 2022, was €1.9 million ($2.1 million) and €4.8 million ($5.2 million), respectively.

The amount and location of the gains (losses) in the condensed consolidated statements of operations related to derivative contracts is as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designed As Hedging Instruments	Line Items	2023	2022	2023	2022
Interest rate swap	Financial income (expense), net	$—	$20	$(21)	$42

The following table presents the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

		As of June 30,	As of December 31,
Derivatives Not Designed As Hedging Instruments	Line Items	2023	2022
Interest rate swap	Other long-term assets	46	66

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

Balance as of December 31, 2022	$111,526
Effect of exchange rate	379
Balance as of June 30, 2023	$111,905

As of June 30, 2023, the Company evaluated the relevant events and circumstances under ASC 350-20-35-3C that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including potential declines in Kaleyra's stock price, market capitalization and operating results, noting no such events or circumstances in the current quarter.

Following the launch of the Value Creation Program in early 2023, during the current quarter the Company decided to refocus the UK business on higher margin product offerings to further improve the group financial and operating performance, with a resulting downward revision to UK projected cash flows. In consideration of such event, the Company performed its goodwill impairment test analysis at June 30, 2023 on the reporting unit to which the relevant goodwill was allocated, driven by assumptions regarding estimated future cash flows, discount rates and perpetual growth rates to determine the relevant reporting unit’s estimated fair value. The recoverable amount of this reporting unit was estimated in accordance with the fair value approach under the discounted cash flows method based on a five-year projections period. As a result of this assessment, after recording the impairment of amortizable intangible assets, as described below, the Company concluded that no impairment losses were to be recorded on this reporting unit as of the interim date as the fair value of the reporting unit exceeded its carrying amount. No impairment indicators were noted in the other reporting units.

As of June 30, 2023 and December 31, 2022, the Company recorded the carrying amount of goodwill equal to $111.9 million and $111.5 million, respectively.

Intangible assets, net

Intangible assets consisted of the following (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$23,772	$12,560	$11,212	$23,895	$11,162	$12,733
Customer relationships	56,444	20,585	35,859	56,336	17,826	38,510
Trade names	8,599	3,051	5,548	8,658	2,568	6,090
Patent	145	86	59	143	76	67
Total amortizable intangible assets	$88,960	$36,282	$52,678	$89,032	$31,632	$57,400

The changes in carrying amounts of intangible assets consisted of the following as of June 30, 2023:

	Developed technology	Customer relationships	Trade names	Patent	Total
December 31, 2022	$12,733	$38,510	$6,090	$67	$57,400
Additions	—	—	—	—	—
Amortizations	(1,354)	(2,694)	(475)	(9)	(4,532)
Impairments	(234)	—	(87)	—	(321)
Foreign exchange	67	43	20	1	131
June 30, 2023	$11,212	$35,859	$5,548	$59	$52,678

As of June 30, 2023, the Company evaluated the relevant events or changes in circumstances under ASC 360-10-35-21 that could potentially indicate that the carrying amount of the amortizable intangible assets may not be recoverable.

During the three months ended June 30, 2023, impairment charges of $234,000 and $87,000 were recorded on UK developed technology and trade names amortizable intangible assets, respectively. Impairment losses were recorded in relation to the no more recoverable amounts of intangible assets following the overall downward revision to UK projected cash flows, as described above. The revised estimated cash flow projections were the drivers for impairment losses determined as the difference between the carrying amount and the estimated fair values under the Relief from Royalty Method for the developed technology and trade names intangibles. No impairment indicators were noted on other amortizable intangible assets.

Impairment loss is included in “Intangible asset impairment” on the condensed consolidated statements of operations.

Amortization expense was $2.3 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $4.5 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively.

Total estimated future amortization expense as of June 30, 2023 is as follows (in thousands):

As of June 30, 2023
2023 (remaining six months)	$4,414
2024	8,857
2025	8,788
2026	8,719
2027	7,239
2028 and thereafter	14,661
Total	$52,678

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company presents the operating leases in long-term assets and current and long-term liabilities. Operating lease assets are included in the consolidated balance sheet line item “Operating right-of-use assets”. Finance lease assets are included in the consolidated balance sheet line item “Property and equipment, net”, and finance lease liabilities are presented in “Other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

The components of the lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$228	$500
Finance lease cost
Amortization of assets	48	96
Interest on lease liabilities	3	7
Short-term lease cost	43	86
Variable lease cost	43	76
Total net lease cost	$365	$765

Supplemental balance sheet information related to leases was as follows:

	Line Items	As of June 30, 2023	As of December 31, 2022
Assets:
Operating lease assets	Operating right-of-use assets	$2,599	$2,931
Finance lease assets	Property and equipment, net	302	389
Total leased assets		$2,901	$3,320

Liabilities:
Current
Operating	Other current liabilities	$669	$758
Finance	Other current liabilities	160	182
Long term
Operating	Other long-term liabilities	2,165	2,409
Finance	Other long-term liabilities	148	216
Total leased liabilities		$3,142	$3,565

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$242	$504
Operating cash flows from finance leases (interest)	3	7
Financing cash flows from finance leases	50	98

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	3.5	3.8
Finance leases	2.0	2.1

Weighted average discount rate:
Operating leases	4.27%	4.27%
Finance leases	4.27%	4.27%

Maturities of lease liabilities were as follows:

	As of June 30, 2023
	Operating leases	Finance leases	Total
2023 (remaining six months)	$400	$94	$494
2024	754	140	894
2025	723	52	775
2026	495	25	520
2027	277	11	288
2028 and thereafter	470	—	470
Total undiscounted lease payments	3,119	322	3,441
Present value discount	285	14	299
Present value	$2,834	$308	$3,142
Lease liability, current	$669	$160	$829
Lease liability, long term	$2,165	$148	$2,313

As of June 30, 2023, the Company had no material additional operating and finance lease obligations related to leases that will commence in the third and fourth quarter of 2023.

7. OTHER ASSETS

Other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
VAT receivables	$1,767	$1,237
Receivables from suppliers	975	547
Credit for tax other than income tax	530	882
Income tax receivables	906	262
Other receivables	570	459
Total other current assets	$4,748	$3,387

Other long-term assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Non-current income tax credit (advances and tax reduced at sources)	$1,831	$807
Interest rate swaps	46	66
Miscellaneous	342	572
Total other long-term assets	$2,219	$1,445

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

The financial results for the three and six months ended June 30, 2023 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of the period	$5,698	$2,151	$3,174	$2,057
Accruals	374	749	1,108	925
ASC326 implementation	—	—	1,270	—
ASC326 quarterly adjustments	1,368	—	1,874	—
Releases of provision	(82)	—	(86)	—
Utilization of provision	(622)	(55)	(631)	(122)
Effect of foreign exchange rate	18	(41)	45	(56)
Balance, end of the period	$6,754	$2,804	$6,754	$2,804

9. BANK AND OTHER BORROWINGS

As of June 30, 2023 and December 31, 2022, the current portion of bank and other borrowings amounts to $12.9 million and $15.4 million, respectively. As of June 30, 2023, this item was comprised of $9.4 million of the current portion of bank and other borrowings and $3.5 million of credit line facilities. As of December 31, 2022, this item was comprised of $11.4 million of the current portion of bank and other borrowings and $4.0 million of credit line facilities.

Credit line facilities

As of June 30, 2023, the Company had credit line facilities denominated in Euro for a total amount of $5.4 million, of which $3.5 million had been used. As of December 31, 2022, the Company had credit line facilities denominated in Euro for $5.4 million, of which $4.0 million had been used.

The credit lines denominated in Euro may be drawn upon at variable interest rates in the following range: 1.00% - 4.60%. The weighted average interest rate on those credit line facilities outstanding as of June 30, 2023 was 1.39%.

Long-term bank and other borrowings

Long-term bank and other borrowings consist of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest Contractual Rate	As of June 30,	As of December 31,
	2023	2022	Maturity	as of March 31, 2023	2023	2022
UniCredit S.p.A. (Line A Tranche 1)	$320	$943	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	27	53	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	898	1,324	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	258	755	August 2023	Euribor 3 months + 3.90%	7.48%	6.03%
Intesa Sanpaolo S.p.A. (Line 2)	1,131	1,654	April 2024	Euribor 3 months + 3.10%	6.68%	5.23%
Intesa Sanpaolo S.p.A. (Line 3)	6,450	7,927	June 2026	Euribor 3 months + 2.15%	5.73%	4.28%
Intesa Sanpaolo S.p.A. (Line 4)	3,958	4,466	July 2026	Euribor 3 months + 2.20%	5.78%	4.33%
Monte dei Paschi di Siena S.p.A. (Line 2)	—	356	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	—	189	June 2023	Euribor 3 months + 2.00%	5.58%	4.13%
Banco BPM S.p.A. (Line 3)	2,255	3,059	September 2024	Euribor 3 months + 3.00%	6.58%	5.13%
Banco BPM S.p.A. (Line 4)	2,071	2,491	July 2025	Euribor 3 months + 1.95%	5.53%	4.08%
Simest 1	91	134	December 2023	0.50%	0.50%	0.50%
Simest 2	90	133	December 2023	0.50%	0.50%	0.50%
Simest 3	166	244	December 2023	0.50%	0.50%	0.50%
Simest 4	1,168	1,150	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	18,883	24,878
Less: current portion	9,389	11,419
Total long-term portion	$9,494	$13,459

All bank and other borrowings are unsecured borrowings of the Company.

On April 15, 2021, the Company entered into a general unsecured loan agreement with Simest S.p.A for a total of $3.6 million (€3.0 million at the April 15, 2021 exchange rate) relating to the Fund 394/81 (the “Simest Financing”) and Fund for Integrated Promotion (the “Co-financing”) for implementation of a program to break into foreign markets. The principal amount of $3.1 million (€2.6 million at the April 15, 2021 exchange rate) applies to the Simest Financing. The Simest Financing bears a subsidized interest rate of 0.055% and a reference interest rate of 0.55%. The loan has a duration of six (6) years starting from the date of disbursement and is to be repaid in half-yearly installments starting after a two-year pre-amortization period. The principal amount of $505,000 (€422,000 at the April 15, 2021 exchange rate) of the financing applies to the Co-financing and was granted in accordance with Section 3.1 of the Temporary Framework for State aid measures to support the economy in the COVID-19 outbreak of the European Commission, and as such is non-refundable as long as the funds are used for the purposes stated within the Framework.

On September 15, 2021, the principal amount of $1.3 million (€1.1 million at the September 15, 2021 exchange rate) and $208,000 (€176,000 at the September 15, 2021 exchange rate) relating to the first installment of the Simest Financing (“Simest 4”) and Co-financing, respectively, was disbursed to the Company pursuant to the terms of the loan agreement with Simest S.p.A. The non-refundable Co-financing principal amount will be assessed under Section 3.1 of the Framework and will be accounted in the condensed consolidated statement of operations within the 25-month period of the agreement execution date.

On July 28, 2022, the Company entered into a new unsecured loan agreement with Banco Popolare di Milano S.p.A. for a total principal amount of $2.5 million (€2.5 million at the July 28, 2022 exchange rate) with a duration of 36 months and bearing interest rate equal to Euribor 3 months + 1.95%.

As of June 30, 2023, all of the available long-term facilities were drawn in full except for the Simest Financing and Co-financing, as described above.

The above facilities include a series of statements and disclosure obligations, in line with the standard practice for these types of financings, whose breach could result in termination, early repayment or enforcement of acceleration rights. In addition, some of the above facilities require compliance with certain financial covenants, based on Kaleyra S.p.A.’s EBITDA, net financial position and equity, calculated upon the approved audited statutory financial statements of Kaleyra S.p.A. Failure to comply with those financial covenants may result in the repayment of the outstanding debt under the relevant facility or the increase in the interest rate bearing on the existing financing agreements. As of December 31, 2022, the Company was in compliance with all the financial covenants.

Interest expense on bank and other borrowings was $275,000 and $133,000 for the three months ended June 30, 2023 and 2022, respectively.

Interest expense on bank and other borrowings was $524,000 and $289,000 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company is obliged to make payments as follows (in thousands):

As of June 30, 2023
2023 (remaining six months)	$5,129
2024	7,026
2025	4,277
2026	2,307
2027	144
2028 and thereafter	—
Total	$18,883

10. NOTES PAYABLE

Notes payable – Other

On April 16, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its Business Combination financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and, collectively, the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of the Company (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Bank Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of the Company by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation was initially 4.99% of the number of shares of the common stock outstanding of the Company immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of the Company on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which the Company filed the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of the Company to be issued upon the conversion of the convertible notes is a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

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

On May 1, 2023, Kaleyra reimbursed the outstanding principal amount of $405,000 plus accrued and unpaid interest thereon of the Chardan Note. Following this payment, the Company has no further obligations with respect to the Chardan Note.

As of June 30, 2023, there was no outstanding amount related to the Chardan Note.

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

Upon the issuance of the Merger Convertible Notes, management made the assessment whether the convertible instrument contained embedded conversion features for bifurcation and concluded that such embedded conversion features met the definition of a derivative but qualified for the scope exception under ASC 815-10-15-74(a) as they are indexed to the Company’s stock and qualify for classification within stockholders’ equity. Management determined that the Interest Make-Whole Payment met the definition of a derivative, but the value was de minimis and as such no amount was recorded at the time of the issuance of the Merger Convertible Notes. Management will continue to monitor the valuation of the Interest Make-Whole Payment provision and assess the need to record a liability in future periods. There was no such liability recorded as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the outstanding amount of the Merger Convertible Notes was $192.8 million, net of issuance costs. During the three months ended June 30, 2023, contractual interest expense amounted to $3.1 million and amortization of the debt issuance costs amounted to $551,000. During the six months ended June 30, 2023, contractual interest expense amounted to $6.1 million and amortization of the debt issuance costs amounted to $1.1 million. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Fundamental change under the Merger Convertible Notes

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change, as defined under the Indenture, including, but not limited to, a change in beneficial ownership by a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, representing more than 50% of the voting power of Kaleyra common stock or its delisting from any of the NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market.

The Merger Convertible Notes provide that both the consummation of the Tata Merger and the delisting of our common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

On April 3, 2023, Kaleyra received the Market Cap Notice from the NYSE, informing the Company that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company responded to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice, as provided by the NYSE’s Listed Company Manual. On July 5, 2023, Kaleyra received written confirmation from the NYSE that the business plan was accepted by the Listings Operations Committee and the quarterly monitoring activities of the plan by the NYSE were scheduled to run throughout the eighteen-month cure period from the receipt of the Market Cap Notice. The Company will be required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total shareholders’ equity of $50 million at the completion of the eighteen-month plan period. Under Section 802.02, the NYSE will evaluate an accelerated cure and an early termination of the plan period prior to the end of the eighteen months if the Company is able to demonstrate returning to compliance with the applicable continued listing standards, or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters. Refer to Note 2 - Summary of Significant Accounting Policies and Note 21 - Subsequent Events for more information relating Kaleyra’s considerations on going concern basis of accounting and the Market Cap Notice, respectively.

As of June 30, 2023, and through the date the financial statements are issued, no fundamental change was triggered under the Indenture for the Merger Convertible Notes.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The accumulated balances related to each component of accumulated other comprehensive loss are as follows (in thousands):

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2022	$(5,270)	$58	$(5,212)
Other comprehensive income (loss)	620	8	628
As of March 31, 2023	$(4,650)	$66	$(4,584)
Other comprehensive income (loss)	(134)	8	(126)
As of June 30, 2023	$(4,784)	$74	$(4,710)

	Cumulative Foreign Currency Translation Adjustment	Cumulative Net Unrealized Gain (Loss) on Marketable Securities, Net of Tax	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2021	$(2,046)	$36	$(2,010)
Other comprehensive income (loss)	(634)	5	(629)
As of March 31, 2022	$(2,680)	$41	$(2,639)
Other comprehensive income (loss)	(1,900)	4	(1,896)
As of June 30, 2022	$(4,580)	$45	$(4,535)

12. OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Liabilities for tax other than income tax	$854	$1,119
VAT payables	369	184
Social security liabilities	587	553
Current tax liabilities	2,425	647
Accrued financial interest	123	182
Operating lease liabilities	669	758
Accrued contractual interests on Merger Convertible Notes	973	1,023
Finance lease liabilities	160	182
Other miscellaneous	4,484	4,783
Total other current liabilities	$10,644	$9,431

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Warrant liability	$52	$26
Finance lease liabilities	148	216
Operating lease liabilities	2,165	2,409
Other miscellaneous	828	711
Total other long-term liabilities	$3,193	$3,362

13. GEOGRAPHIC INFORMATION

Revenue by geographic area is determined on the basis of the location of the customer, unless the delivery location is triggered by concentration criteria. The Company generates its revenue primarily in the United States, India and Italy. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$47,029	$27,402	$91,880	$52,037
Italy	16,242	16,646	31,516	33,155
India	10,894	19,586	21,950	40,762
Europe (excluding Italy)	8,576	5,923	15,888	12,924
South America	—	5,594	6	11,558
Rest of the world	4,011	5,958	9,130	11,154
Total	$86,752	$81,109	$170,370	$161,590

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	54.2%	33.8%	53.9%	32.2%
Italy	18.7%	20.5%	18.5%	20.5%
India	12.6%	24.2%	12.9%	25.2%
Europe (excluding Italy)	9.9%	7.3%	9.3%	8.0%
South America	0.0%	6.9%	0.0%	7.2%
Rest of the world	4.6%	7.3%	5.4%	6.9%

As of June 30, 2023, the majority of the Company’s long-lived assets are located in United States. The following table sets forth long-lived assets by geographic area as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30,	As of December 31,
	2023	2022
United States	$11,147	$11,168
India	6,500	6,108
Italy	5,812	5,649
Rest of the world	76	901
Total	$23,535	$23,826

	As of June 30,	As of December 31,
	2023	2022
United States	47.4%	46.9%
India	27.6%	25.6%
Italy	24.7%	23.7%
Rest of the world	0.3%	3.8%

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into various non-cancellable operating lease agreements for its facilities. Refer to Note 6 - Right-of-use Assets and Lease Liabilities for additional detail on the Company's operating lease commitments.

Contingencies

As of June 30, 2023, there are no material recognized and unrecognized contingent liabilities that would be required to be disclosed for the condensed consolidated financial statements not to be misleading in accordance with ASC 450-20-50.

15. RESTRICTED STOCK UNITS (RSUs)

The following table sets forth the activity related to the number of outstanding RSUs for the six months ended June 30, 2023 (on a post-reverse split basis):

	Number of shares	Weighted- average grant date fair value (per share)
Non-vested as of December 31, 2022	1,001,396	$30.57
Vested	(324,284)	$24.30
Granted	560,930	$2.29
Cancelled	(73,906)	$30.33
Non-vested as of June 30, 2023	1,164,136	$18.71

On March 6, 2023, the Board approved a 1-for-3.5 Reverse Stock Split of the Company’s outstanding equity instruments to be effected as of March 9, 2023, as described in Note 1 – Description of Organization and Business Operations. Shares of common stock underlying outstanding restricted stock units were proportionately reduced from 3,507,250 to 1,001,396 as of December 31, 2022 (on a post-reverse split adjusted basis), subject to the treatment of the fractional shares.

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

RSUs compensation expense for the three months ended June 30, 2023 and 2022 was $2.0 million and $8.5 million, respectively. RSUs compensation expense for the six months ended June 30, 2023 and 2022 was $4.0 million and $15.2 million, respectively, which was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$354	$1,602	$412	$2,622
Sales and marketing	110	1,162	378	1,945
General and administrative	1,509	5,726	3,196	10,682
Total	$1,973	$8,490	$3,986	$15,249

As of June 30, 2023, there was $7.5 million of unrecognized compensation cost related to non-vested RSUs to be recognized over a weighted-average remaining period of 1.34 years.

16. INCOME TAXES

The tax expense and the effective tax rate resulting from operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(8,692)	$(15,932)	$(17,632)	$(28,413)
Income tax expense	397	(95)	1,421	596
Effective tax rate	(4.57%)	0.60%	(8.06%)	(2.10%)

The change in the effective tax rate for the three and six months ended June 30, 2023, as compared to three and six months ended June 30, 2022, was mainly driven by the mix of earnings by jurisdiction.

The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to recorded valuation allowance in various jurisdictions, current tax expense in certain tax jurisdictions, and foreign tax rate differentials from the U.S. domestic statutory tax rate.

The Company currently has valuation allowances recorded against its deductible temporary differences and net operating loss carryforwards in jurisdictions where the non-realizability of such deferred tax assets is concluded to be more likely than not. Each quarter, the Company evaluates all available evidence to assess the recoverability of its deferred tax assets in each jurisdiction, including significant events and transactions, both positive and negative, and the reversal of taxable temporary differences and forecasted earnings. As a result of the Company’s analysis, management concluded that it is more likely than not that its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of its remaining valuation allowance in future periods, if appropriate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. Many of the provisions are not expected to impact the Company. For example, effective January 1, 2023, companies that report over $1 billion in profits to shareholders are required to calculate their tax liability using a 15% corporate alternative minimum tax (CAMT) based on book income. An appliable corporation is liable for the CAMT to the extent that its "tentative minimum tax" exceeds its regular US federal income tax liability plus its liability for the base erosion anti-abuse tax (BEAT). Since the Company is currently under the required profits and gross receipts thresholds for CAMT and BEAT respectively, these two provisions do not currently apply at this time. Additionally, to the extent there are transactions classified as stock buybacks the Company will assess whether the new excise tax imposed by the Act will impact any applicable stock buyback transactions.

In December 2021, the OECD issued model rules for a new global minimum tax framework ("BEPS"). While the overarching framework has been published, the Company is awaiting the enactment of per country legislation and additional detailed guidance to assess the full implication of these rules. In the meantime, the Company is monitoring the BEPS requirements globally and assessing its potential applicability in future tax years.

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

During the three and six months ended June 30, 2023, the Company recorded interest expense equal to $14,000 and $26,000, respectively, in the condensed consolidated statements of operation line item “Financial expense, net” for the change in fair value of the Private Placement Warrants.

As of June 30, 2023, there were 5,440,662 warrants outstanding.

18. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share during the period presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,089)	$(15,837)	$(19,053)	$(29,009)
Weighted average shares used to compute net loss per common share, basic and diluted	13,256,071	12,403,102	13,150,321	12,236,911
Net loss per common share, basic and diluted	$(0.69)	$(1.28)	$(1.45)	$(2.37)

The shares and net losses per common share, basic and diluted, as of December 31, 2022 and before that date differ from those published in our prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1 - Description of Organization and Business Operations).

The Company generated a net loss for the three and six months ended June 30, 2023 and 2022. Accordingly, the effect of dilutive securities is not considered in the net loss per share for such periods because their effect would be anti-dilutive on the net loss per share.

For the three and six months ended June 30, 2023, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 1,086,269 and 1,107,495, respectively.

For the three and six months ended June 30, 2022, the weighted average number of outstanding shares of common stock equivalents, which were excluded from the calculation of the diluted net loss per share as their effect would be anti-dilutive, was 1,399,456 and 1,600,929, respectively.

19. TRANSACTIONS WITH RELATED PARTIES

During the three and six months ended June 30, 2023 and 2022, related party transactions, other than compensation and similar arrangements in the ordinary course of business, were as follows:

i.
Pietro Calogero, the son of the Company’s Chief Executive Officer, Dario Calogero, is an employee within the research and development team of Kaleyra S.p.A. Mr. Pietro Calogero received salary and benefits in the amount of $15,000 and $27,000, respectively, in the three and six months ended June 30, 2023 ($18,000 and $28,000, respectively, in the three and six months ended June 30, 2022); and
ii.
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

The following table presents the expenses for transactions with related parties reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$15	$18	$27	$28
Sales and marketing	—	57	—	113
General and administrative	—	—	—	12

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

Platforms access services are considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. After usage occurs, there are no remaining obligations that would preclude revenue recognition. Revenue from usage-based fees represented 86% of total revenue for the three months ended June 30, 2023 (93% of total revenue for the three months ended June 30, 2022). Revenue from usage-based fees represented 86% of total revenue for the six months ended June 30, 2023 (93% of total revenue for the six months ended June 30, 2022).

Subscription-based fees are derived from certain term-based contracts, including the sales of short code subscriptions, customer support, which is generally one year. Term-based contract revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Revenue from term-based fees represented 14% of total revenue for the three months ended June 30, 2023 (7% of total revenue for the three months ended June 30, 2022). Revenue from term-based fees represented 14% of total revenue for the six months ended June 30, 2023 (7% of total revenue for the six months ended June 30, 2022).

Deferred Revenue

Deferred revenue consists of advance cash payments from customers to be applied against future usage and customer billings in advance of revenues being recognized under the Company’s non-cancellable contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability. As of June 30, 2023 and December 31, 2022, the Company recorded $2.4 million and $3.5 million, respectively, as deferred revenue in its condensed consolidated balance sheets. In the three and six months ended June 30, 2023, the Company recognized $1.1 million and $2.7 million, respectively, of revenue in its condensed consolidated statements of operations that was included in deferred revenue as of December 31, 2022.

Disaggregated Revenue

In general, revenue disaggregated by geography is aligned according to the nature and economic characteristics of the Company’s business and provides meaningful disaggregation of the Company’s results of operations. See Note 12 – Geographic Information – for details of revenue by geographic area.

21. SUBSEQUENT EVENTS

Following the receipt of the April 3, 2023 Market Cap Notice from the NYSE, informing Kaleyra that it was not in compliance with the minimum market capitalization and shareholders’ equity continued listing criteria, and the May 18, 2023 business plan submission by the Company to regain compliance, on July 5, 2023, Kaleyra received written confirmation from the NYSE that the business plan was accepted by the Listings Operations Committee and its monitoring activities by the NYSE were scheduled to run throughout the eighteen-month cure period from the receipt of the Market Cap Notice. Such monitoring activities are maintained by the NYSE with a quarterly cadence in order to measure the Company's progress with the goals and initiatives outlined in the business plan. The Company will be required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total shareholders’ equity of $50 million at the completion of the eighteen-month plan period. Under Section 802.02, the NYSE will evaluate an accelerated cure and an early termination of the plan period prior to the end of the eighteen months if the Company is able to demonstrate returning to compliance with the applicable continued listing standards, or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters.

On July 6, 2023, pursuant to the terms of the Bandyer purchase agreement, Kaleyra paid the deferred consideration of the Bandyer acquisition out of the remaining balance of the escrow account that was originally retained at the date of the acquisition for an outstanding amount equal to $488,000 (€448,000). Following this payment, the Company has no further obligations with respect to the Bandyer acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the condensed consolidated financial statements of Kaleyra, Inc. (“Kaleyra,” the “Company,” “we,” “us,” and “our” refer to Kaleyra, Inc. and all of its consolidated subsidiaries) and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2023. The discussion below includes forward-looking statements about Kaleyra’s business, operations and industry that are based on current expectations that are subject to uncertainties and unknown or changed circumstances. Kaleyra’s actual results may differ materially from these expectations as a result of many factors, including, but not limited to, those risks and uncertainties described under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Effective August 31, 2021, the common stock of the Company ceased trading on the NYSE American and commenced trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KLR.” Kaleyra’s warrants continue to trade on the NYSE American under the symbol “KLR WS”.

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

On January 13, 2022, Kaleyra completed a company reorganization of the acquired business of Bandyer by means of the merger of the Italian legal entity of Bandyer into the holding company, Kaleyra S.p.A. As a result of the merger, Bandyer ceased to exist as a separate legal entity and all its assets and liabilities have been incorporated under Kaleyra S.p.A. effective January 13, 2022.

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

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”). The Program is designed to position

Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program supports the organizational streamlining of labor intensive functions aimed at reducing monthly cash payroll costs by more than 15% on an annual basis. As a result of the Company’s launched initiatives, significant improvement in Adjusted EBITDA is expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. Ultimately, the result of the Company’s Adjusted EBITDA improvement will convert to cash throughout the life of the Program. The expected increase in cash flow is important and will significantly aid Kaleyra’s servicing its outstanding debt requirements. During the three months ended June 30, 2023, the Company showed another sequential positive Adjusted EBITDA. This was mainly driven by the reduction of operating expenses, in particular the decrease in the Company's headcount of 34 full time equivalents during the six-month period ended June 30, 2023.

On March 6, 2023, the Company announced that, following shareholder approval at the Special Meeting of the stockholders held on February 14, 2023, the Company’s Board of Directors approved a 1-for-3.5 Reverse Stock Split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on March 9, 2023. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders, who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the split ratio, received an additional fraction of a share of common stock to round up to the next whole share. Beginning with the opening of trading on March 9, 2023, Kaleyra’s common stock began trading on the NYSE on a split-adjusted basis under new CUSIP number 483379202 and will continue to trade under the symbol “KLR”.

On April 3, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE, informing Kaleyra that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders’ equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company responded to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. In addition, with the Market Cap Notice, Kaleyra also received written confirmation from the NYSE that the Company has regained compliance with the minimum share price continued listing criteria set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the Company's common stock had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the consecutive 30 trading-day period ended March 31, 2023. On July 5, 2023, Kaleyra received written confirmation from the NYSE that the business plan was accepted by the Listings Operations Committee and the quarterly monitoring activities of the plan by the NYSE were scheduled to run throughout the eighteen-month cure period from the receipt of the Market Cap Notice. The Company will be required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total shareholders’ equity of $50 million at the completion of the eighteen-month plan period. Under Section 802.02, the NYSE will evaluate an accelerated cure and an early termination of the plan period prior to the end of the eighteen months if the Company is able to demonstrate returning to compliance with the applicable continued listing standards, or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters. Refer to Note 2 - Summary of Significant Accounting Policies and Note 21 - Subsequent Events in the Company’s condensed consolidated financial statements for more information relating Kaleyra’s considerations on going concern basis of accounting and the Market Cap Notice, respectively.

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

Kaleyra’s competitive positioning in the market is due in part to its unique infrastructure and continued enhancements and investments in research and development. This infrastructure entails a combination of security, compliance and integration capabilities that protect the integrity and privacy of our customers’ transactions. The Company believes this foundation leads to continued customer satisfaction and enables Kaleyra to maintain a leadership position in the fast-evolving industry in which it operates. Evidence of our success in maintaining best in class customer satisfaction can be seen by the top ten customers contributing 46.3% of revenue in the quarter ended June 30, 2023, and zero customer churn over the past year.

On June 28, 2023, Kaleyra and Tata Communications entered into Tata Merger Agreement, pursuant to which, at the closing, upon the terms and subject to the conditions set forth therein, Merger Sub, a Delaware corporation and wholly owned subsidiary of Tata Communications to be formed by Tata Communications, will merge with and into the Company, with the Company being the surviving corporation in the Tata Merger. Under the terms of the agreement, Tata Communications has agreed to acquire Kaleyra in a cash only transaction, at a price per share of $7.25 for a total consideration to Kaleyra shareholders of approximately $100 million and the assumption of all outstanding debt (approximately $157.4 million of net debt outstanding as of June 30, 2023). The Tata Merger has been unanimously approved by the Boards of Directors of both Tata Communications and Kaleyra. Consummation of the deal is subject to approval by Kaleyra's stockholders, certain regulatory approvals and other customary closing conditions. Upon closing of the transaction, expected in six to nine months of the announcement date, Kaleyra will become a subsidiary of Tata Communications. In connection with the execution of the Tata Merger Agreement, the Company has ceased its search for a new Chief Executive Officer. It is contemplated that Dario Calogero will continue to serve as Chief Executive Officer of the Company up to the closing of the Tata Merger.

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

Kaleyra’s vision is to be the CPaaS provider that best aligns with its customers’ and business partners’ communication requirements and outcomes, and the most trusted provider in the world. This requires a combination of security, compliance and integration capabilities that protects the integrity and privacy of Kaleyra’s customers’ transactions and includes other key features such as ease of provisioning, reliable network connectivity, high availability for scaling, redundancy, embedded regulatory compliance, configurable monitoring, analytics, and reporting. Kaleyra believes the percentage of CPaaS customers that will require security, compliance and integrations will represent an increasingly larger portion of the market, particularly with the expected exponential growth of transactional-by-nature cloud communication applications, better enabling Kaleyra to set itself apart from its competition.

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

3. Business

During the three months ended June 30, 2023, Kaleyra processed nearly 11.5 billion billable messages and 2.4 billion voice calls. Kaleyra organizes its efforts in four regions, Americas, Europe, APAC and MEA. Its workforce is spread across the globe either in full-remote or office-based mode, in one of its principal offices based in New York, New York, Vienna, Virginia, Atlanta, Georgia, Milan, Italy, Munich, Germany, London, United Kingdom, and Bangalore, India. Kaleyra has over 620 employees across the four regions.

Kaleyra has customers and business partners worldwide across industry verticals such as financial services, e-commerce and transportation. In both the three and six months ended June 30, 2023 and 2022, Kaleyra had no individual customer that accounted for more than 10% of Kaleyra’s consolidated total revenue.

For the three months ended June 30, 2023, 96.7% of revenues came from customers that have been on the Platforms for at least one year. Although Kaleyra continues to expand by introducing new customers to the Platforms, the breadth and stability of its existing customers provide it with a solid base of revenue upon which it can continue to innovate and make investments. In continuity with the past, Kaleyra is committed to strengthening its product portfolio, expand its global presence, recruit world-class talent and develop synergies with external players to capitalize on its growing market penetration opportunities and value creation.

For the three months ended June 30, 2023 and 2022, the majority of Kaleyra’s revenue was derived from its multi-channel CPaaS product offering market.

Kaleyra’s revenue is primarily driven by the number of messages delivered and voice calls connected to its customers and business partners. Kaleyra’s fees vary depending on the contract. In the three months ended June 30, 2023, the number of messages delivered to customers decreased by 15.2%, compared to the three months ended June 30, 2022, and the number of voice calls connected to customers increased by 32.9%, compared to the three months ended June 30, 2022. The decrease in the number of messages delivered to customers was mainly driven by the improved product and geographic mix, as compared to the same period of the prior year. The increase in voice calls connected to its customers was mainly the result of higher voice activities in India, as compared to the same period of prior year.

Kaleyra is exposed to fluctuations of the currencies in which its transactions are denominated. Specifically, a material portion of Kaleyra’s revenues and purchases are denominated in Euro, Indian Rupees and United Arab Emirates Dirham.

FACTORS AFFECTING COMPARABILITY OF RESULTS

In the three-month period ending June 30, 2023, there are no material factors affecting the comparability of results.

Critical Accounting Policies and Management Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Aside from the below listed change and improvements in accounting policy relating to Financial Instruments – Credit Losses (Topic 326) and the recoverability of Goodwill and Long-Lived and Intangible Assets, respectively, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In January 2023, Kaleyra ceased to be an emerging growth company upon the end of fiscal year 2022, following the fifth anniversary of the IPO. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the disruptive effects of global inflation and the armed conflict between Russia and Ukraine.

Refer to Note 2 - Summary of Significant Accounting Policies in the Company's condensed consolidated financial statements for more information relating Kaleyra's considerations on going concern basis of accounting.

Refer to Note 5 – Goodwill and Intangible Assets, Net in the Company's condensed consolidated financial statements for more information relating to the Company’s consideration of events and circumstances triggering the test of goodwill and amortizable intangible assets for impairment at an interim date. In addition, following the announcement of the Tata Merger on June 28, 2023, pursuant to which Tata Communications has agreed to acquire Kaleyra for a total cash consideration of approximately $100 million and the assumption of all outstanding debt (approximately $157.4 million of net debt outstanding as of June 30, 2023), the market capitalization of the Company increased significantly above the book value of Kaleyra shareholders’ equity as of June 30, 2023, to approximate the price per share consideration offered by Tata Communications in the Tata Merger offer, which is indicative that the Company’s market capitalization was not an indicator of impairment at the interim date. This is further corroborated by a fairness opinion, publicly issued by an independent third party on June 28, 2023, supporting the fair value of the aggregate consideration offered by Tata Communications as compared to Kaleyra's implied enterprise value.

Trade receivables

As of January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company reports a loss allowance for expected credit losses on financial assets measured at amortized cost, mostly referring to trade receivables. In calculating expected credit losses the Company has determined a modified Loss Rate Method to be the most appropriate taking into consideration (i) data availability, (ii) familiarity with historical procedure and historical losses and (iii) compliance with the provisions of the standard with regard to the forecasting requirement. Receivables are grouped based on historical credit loss information, specific risk characteristics and any other credit factor determined appropriate such that the group of receivables shares a similar risk profile. An overall loss rate percentage is derived from an eight-quarter historical lookback period. The historical loss rate is then adjusted for reasonable and supportable forecasts with the adjusted expected credit loss rates applied to the respective groupings trade receivable balances outstanding. Expected credit losses are reviewed periodically by management. Trade receivables are presented net of an allowance for credit losses.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Kaleyra has determined that it operates as three reporting units and has selected December 31 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from Kaleyra’s business. If these estimates or their related assumptions change in the future, Kaleyra may be required to record an impairment for these assets. Under ASC 350-20-35-3, management may first evaluate qualitative factors, including potential declines in Kaleyra's stock price, market capitalization and operating results, to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges have been recorded for any period presented. From the goodwill impairment test analysis performed at June 30, 2023, a significant amount of headroom resulted in the relevant reporting unit.

Recoverability of Long-Lived and Intangible Assets

The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. During the six months period ended June 30, 2023 impairment charges of $234,000 and $87,000 were recorded on UK developed technology and trade names amortized intangible assets, respectively. During the year ended December 31, 2022, impairment charges of $29.3 million, $15.8 million and $4.3 million were recorded in relation to customer relationships, developed technology and trade names intangible assets, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$86,752	$81,109	$5,643	7%
Cost of revenue	64,981	62,459	2,522	4%
Gross profit	21,771	18,650	3,121	17%
Operating expenses:
Research and development	5,314	6,265	(951)	(15%)
Sales and marketing	5,459	7,226	(1,767)	(24%)
General and administrative	15,192	16,594	(1,402)	(8%)
Intangible asset impairment	321	—	321	NM
Total operating expenses	26,286	30,085	(3,799)	(13%)
Loss from operations	(4,515)	(11,435)	(6,920)	(61%)
Other income (expense), net	(200)	37	237	NM
Financial expense, net	(3,821)	(3,417)	404	12%
Foreign currency loss	(156)	(1,117)	(961)	(86%)
Loss before income tax expense (benefit)	(8,692)	(15,932)	(7,240)	(45%)
Income tax expense (benefit)	397	(95)	492	NM
Net loss	$(9,089)	$(15,837)	$(6,748)	(43%)

NM = Not meaningful

Revenue

In the three months ended June 30, 2023, revenue increased by $5.6 million, or 7%, compared to the three months ended June 30, 2022. This increase was mainly driven by the improved product and geographic mix, including the growth in the registry legacy business.

Cost of Revenue and Gross Profit

In the three months ended June 30, 2023, cost of revenue increased by $2.5 million, or 4%, compared to the three months ended June 30, 2022. Gross profit increased by $3.1 million, or 17%, in the quarter ended June 30, 2023, compared to the same period of the prior year, mainly driven by the improved product mix and geographies, including the growth in the registry legacy business.

Operating Expenses

In the three months ended June 30, 2023, research and development expenses decreased by $951,000, or 15%, results of operation compared to the three months ended June 30, 2022. Research and development expenses included $354,000 of stock-based compensation in the three months ended June 30, 2023, compared to $1.6 million in the three months ended June 30, 2022. Excluding such costs and $1.5 million in capitalized software development costs, compared to $2.2 million capitalized costs in the three months ended June 30, 2022, research and development expenses would have decreased by $380,000.

In the three months ended June 30, 2023, sales and marketing expenses decreased by $1.8 million, or 24%, compared to the three months ended June 30, 2022. Sales and marketing expenses included $110,000 of stock-based compensation in the three months ended June 30, 2023, compared to $1,2 million in the three months ended June 30, 2022. Excluding such costs, sales and marketing expenses would have decreased by $715,000, mainly as a result of the decrease in head count.

In the three months ended June 30, 2023, general and administrative expenses decreased by $1.4 million, or 8%, compared to the three months ended June 30, 2022. General and administrative expenses included (i) $1.5 million of stock-based compensation in the three months ended June 30, 2023, compared to $5.7 million in the three months ended June 30, 2022; and (ii) $661,000 of acquisition transaction costs in the three months ended June 30, 2023, compared to $75,000 in the three months ended June 30, 2022. Excluding such costs, general and administrative expenses would have increased by $2.2 million, mainly due to an increase in the provision for bad debt under ASC 326.

In the three months ended June 30, 2023, impairment charges of $234,000 and $87,000 were recorded in relation to developed technology and trade names intangibles, respectively. Impairment losses were recorded as the difference between the carrying amount and the estimated fair values of intangible assets, mainly driven by the overall decline in UK projected cash flows.

Financial Expense, Net

In the three months ended June 30, 2023, financial expense, net increased by $404,000, compared to the same period last year. Such increase in financial expense was mainly attributable to the accrued contractual interest expense and the amortization of issuance costs amounting to $3.1 million and $551,000, respectively, and the change in the fair value of the private warrant liability of $14,000. The same period last year accounted for the accrued contractual interest expense and the amortization of issuance costs amounting to $3.0 million and $515,000, respectively, partially offset by the change in fair value of the private warrant liability of $276,000. Excluding such costs, financial expense, net would have increased by $76,000.

Foreign Currency Loss

In the three months ended June 30, 2023, foreign currency loss decreased by $961,000, compared to the three months ended June 30, 2022. Such change was mainly attributable to the effects of the fluctuation of the Euro and Indian Rupee against the U.S. dollar.

Income Tax Expense

In the three months ended June 30, 2023, income tax expense increased by $492,000, from an income tax benefit of $95,000 to an income tax expense of $397,000, mainly due to the increase in registry legacy business revenue.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$170,370	$161,590	$8,780	5%
Cost of revenue	127,499	125,202	2,297	2%
Gross profit	42,871	36,388	6,483	18%
Operating expenses:
Research and development	10,716	11,155	(439)	(4%)
Sales and marketing	11,473	14,326	(2,853)	(20%)
General and administrative	29,228	31,974	(2,746)	(9%)
Intangible asset impairment	321	—	321	NM
Total operating expenses	51,738	57,455	(5,717)	(10%)
Loss from operations	(8,867)	(21,067)	(12,200)	(58%)
Other income (expense), net	(185)	83	268	NM
Financial expense, net	(7,455)	(6,569)	(886)	13%
Foreign currency loss	(1,125)	(860)	265	31%
Loss before income tax expense	(17,632)	(28,413)	(10,781)	(38%)
Income tax expense	1,421	596	825	NM
Net loss	$(19,053)	$(29,009)	$(9,956)	(34%)

NM = Not meaningful

Revenue

In the six months ended June 30, 2023, revenue increased by $8.8 million, or 5%, compared to the six months ended June 30, 2022. This increase was mainly driven by the improved product and geographic mix, including the growth in registry legacy business.

Cost of Revenue and Gross Profit

In the six months ended June 30, 2023, cost of revenue increased by $2.3 million, or 2%, compared to the six months ended June 30, 2022. Gross profit increased by $6.5 million, or 18%, in the six months ended June 30, 2023, compared to the same period of the prior year, mainly driven by the improved product mix and geographies, including the growth in the registry legacy business.

Operating Expenses

In the six months ended June 30, 2023, research and development expenses decreased by $439,000, or 4%, compared to the six months ended June 30, 2022. Research and development expenses included $412,000 of stock-based compensation in the six months ended June 30, 2023, compared to $2.6 million in the six months ended June 30, 2022. Excluding such costs and $3.3 million in capitalized software development costs, compared to $4.5 million capitalized costs in the six months ended June 30, 2022, research and development expenses would have increased by $568,000, mainly due to severance costs of the period.

In the six months ended June 30, 2023, sales and marketing expenses decreased by $2.9 million, or 20%, compared to the six months ended June 30, 2022. Sales and marketing expenses included $378,000 of stock-based compensation in the six months ended June 30, 2023, compared to $1.9 million in the six months ended June 30, 2022. Excluding such costs, sales and marketing expenses would have decreased by $1.3 million, mainly as a result of the decrease in head count.

In the six months ended June 30, 2023, general and administrative expenses decreased by $2.7 million, or 9%, compared to the six months ended June 30, 2022. General and administrative expenses included (i) $3.2 million of stock-based compensation in the six months ended June 30, 2023, compared to $10.7 million in the six months ended June 30, 2022; and (ii) $738,000 of acquisition transaction costs in the six months ended June 30, 2023, compared to $156,000 in the six months ended June 30, 2022. Excluding such costs, general and administrative expenses would have increased by $4.2 million, mainly due to an increase in the provision for bad debt under ASC 326.

In the six months ended June 30, 2023, impairment charges of $234,000 and $87,000 were recorded in relation to developed technology and trade names intangibles, respectively. Impairment losses were recorded as the difference between the carrying amount and the estimated fair values of intangible assets, mainly driven by the overall decline in UK projected cash flows.

Financial Expense, Net

In the six months ended June 30, 2023, financial expense, net increased by $886,000, compared to the same period last year. Such increase in financial expense is mainly attributable to the accrued contractual interest expense and the amortization of issuance costs amounting to $6.1 million and $1.1 million, respectively, and the change in the fair value of the private warrant liability of $26,000. The same period last year accounted for the accrued contractual interest expense and the amortization of issuance costs amounting to $6.1 million and $990,000, respectively, partially offset by the change in fair value of the private warrant liability of $810,000. Excluding such costs, financial expense, net would have remained unchanged.

Foreign Currency Loss

In the six months ended June 30, 2023, foreign currency loss increased by $265,000, compared to the six months ended June 30, 2022. Such change was mainly attributable to the effects of the fluctuation of the Euro and Indian Rupee against the U.S. dollar.

Income Tax Expense

In the six months ended June 30, 2023, income tax expense increased by $825,000, from an income tax expense of $596,000 to an income tax expense of $1.4 million, mainly due to the increase in registry legacy business revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had $63.9 million of cash and cash equivalents, $488,000 of restricted cash and $630,000 of short-term investments with maturity terms between 4 and 12 months held in India. Of the $65.0 million in cash, restricted cash and short-term investments, $35.0 million was held in U.S. banks, $15.6 million was held in Italy, $12.7 million was held in India with the remainder held in other banks. As of December 31, 2022, the Company had $77.5 million of cash and cash equivalents, $480,000 of restricted cash and $587,000 of short-term investments with maturity terms between 4 and 12 months held in India. Management currently plans to retain the cash in the jurisdictions where these funds are currently held.

The condensed consolidated balance sheets as of June 30, 2023 includes total current assets of $147.2 million and total current liabilities of $105.8 million, resulting in net current assets of $41.4 million and a short-term net financial position of $52.1 million.

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

Kaleyra has a number of long-standing business and banking relationships with major Italian commercial banks where it maintains both cash accounts and a credit relationship. Historically, Kaleyra has used cash generated from operations and other sources to fund its growth and investment opportunities. As Kaleyra’s management made the decision to expand its operations outside of Italy and acquire additional companies, it took on certain additional financing in order to fund cash payments due on the acquisitions. As of June 30, 2023, Kaleyra’s total bank and other borrowings, including amounts drawn under the revolving credit line facilities, was $22.4 million ($28.8 million as of December 31, 2022).

Kaleyra has credit line facilities of $5.4 million as of June 30, 2023, of which $3.5 million has been used. As of December 31, 2022, Kaleyra had credit line facilities of $5.4 million, of which $4.0 million had been used. Amounts drawn under the credit line facilities are collateralized by specific customer trade receivables and funds available under the line are limited based on eligible receivables.

The Company’s outstanding Merger Convertible Notes in the amount of $192.8 million contain redemption features in case of a “fundamental change”, as defined under the Indenture, including, but not limited to, the consummation of the Tata Merger and the delisting of Kaleyra common stock from the NYSE or another eligible market. Please refer the paragraph below under Merger Convertible Notes for Kaleyra's considerations on the fundamental change.

As of June 30, 2023, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, the Company was not in compliance with NYSE continued listing criteria, as described above. If Kaleyra fails to regain and maintain compliance with the NYSE continued listing requirements, the NYSE may take steps to delist the Company’s securities. Delisting from the NYSE (and the inability of Kaleyra to list its common stock on the Nasdaq Global Select Market or the Nasdaq Global Market, or any other eligible market) would trigger a fundamental change under the terms of the Indenture, which would entitle each holder of the Merger Convertible Notes, at such holder’s option, to require Kaleyra to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon – refer to Note 10 – Notes Payable in the Company's condensed consolidated financial statements for additional information relating the Merger Convertible Notes. In such event, Kaleyra may not have enough available cash or be able to obtain financing to meet the repurchase obligations that may arise if the Company is not able to regain compliance with the NYSE continued listing criteria for at least the 12 months following the date that the financial statements are issued, and Kaleyra’s failure to repurchase such notes would constitute a default under the Indenture.

On February 15, 2023, in conjunction with the Company’s fourth quarter and full year earnings release, to drive improved financial and operating performance, and ensure continued sustainable and scalable growth, the Company announced an initial restructuring and cost reduction program for 2023: the Value Creation Program (the “Program”). The Program is designed to position Kaleyra to serve the demand from global businesses using existing and emerging communication channels, while driving labor and cost efficiencies. The Program supports the organizational streamlining of labor intensive functions aimed at reducing monthly cash payroll costs by more than 15% on an annual basis. As a result of the Company’s launched initiatives, significant improvement in Adjusted EBITDA is expected in 2023 compared to 2022, with additional growth anticipated in 2024 when compared to 2023. Ultimately, the result of the Company’s Adjusted EBITDA improvement will convert to cash throughout the life of the Program. The expected increase in cash flow is important and will significantly aid Kaleyra’s servicing its outstanding debt requirements. During the three months ended June 30, 2023, the Company showed another sequential positive Adjusted EBITDA. This was mainly driven by the reduction of operating expenses, in particular the decrease in the Company's headcount of 34 full time equivalents during the six-month period ended June 30, 2023.

Despite the measures the Company is undertaking and plans to undertake, the Company might fail to regain and maintain compliance with the NYSE continued listing requirements. Pending the consummation of the Tata Merger, the factors described above raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued.

Notes Payable - Other

On April 16, 2020, in connection with the Business Combination, Kaleyra entered into a Settlement Agreement and Release (the “Settlement Agreement”) with its financial advisory service firms, Cowen and Company, LLC (“Cowen”) and Chardan Capital Markets, LLC, (“Chardan” and collectively the “Service Firms”), pursuant to which it agreed to pay an affiliate of Cowen, Cowen Investments II LLC (“Cowen Investments”), and Chardan, in full satisfaction of all amounts owed to the Service Firms as of December 31, 2019, $5.4 million in the aggregate, as follows: (i) $2.7 million in the aggregate in common stock of Kaleyra (the “Settlement Shares”) to be issued the business day prior to the filing of a resale registration statement for such Settlement Shares (the “Resale Registration Statement”), (ii) convertible notes totaling $2.7 million in the aggregate with a maturity date three years after issuance and bearing interest at five percent (5%) per annum (but with lower interest rates if the notes are repaid earlier than one year or two years after issuance) and with interest paid in arrears to the payee on March 15, June 15, September 15 and December 15 of each year, with such convertible notes to also be issued the business day prior to the filing of the Resale Registration Statement and (iii) in the event that the Beneficial Ownership Limitation (as defined below) would otherwise be exceeded upon delivery of the Settlement Shares above, a warrant agreement also to be entered into with and issued to the Services Firms the business day prior to the filing of the Resale Registration Statement, whereby the amount of common stock of Kaleyra by which the Beneficial Ownership Limitation would otherwise have been exceeded upon delivery of the Settlement Shares will be substituted for by warrants with an exercise price of $0.01 per share issued pursuant to a Warrant Agreement (the “Warrant Agreement”) and the common stock underlying the Warrant Agreement (the “Warrant Shares”). The Beneficial Ownership Limitation was initially 4.99% of the number of shares of the common stock outstanding of Kaleyra immediately after giving effect to the issuance of these shares of common stock. The number of Settlement Shares was calculated using as the price per Settlement Share an amount equal to a fifteen percent (15%) discount to the ten-day (10-day) trailing dollar volume-weighted average price for the common stock of Kaleyra on the NYSE American LLC stock exchange (the “VWAP”) on the business day immediately prior to the date on which Kaleyra files the Resale Registration Statement. In addition, the price per share for determining the number of shares of common stock of Kaleyra to be issued upon the conversion of the convertible notes shall be a five percent (5%) premium to the ten-day (10-day) trailing VWAP as of the date immediately prior to the issuance date of the convertible notes, rounded down to the nearest whole number.

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

On May 1, 2023, Kaleyra reimbursed the outstanding principal amount of $405,000 plus accrued and unpaid interest thereon of the Chardan Note. Following this payment, the Company has no further obligations with respect to the Chardan Note.

As of June 30, 2023, there was no outstanding amount related to the Chardan Note.

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

As of June 30, 2023, the outstanding amount of the Merger Convertible Notes was $192.8 million, net of issuance costs. During the three months ended June 30, 2023, contractual interest expense amounted to $3.1 million and amortization of the debt issuance costs amounted to $551,000. During the six months ended June 30, 2023, contractual interest expense amounted to $6.1 million and amortization of the debt issuance costs amounted to $1.1 million. The liability is included in the condensed consolidated balance sheet line item “Long-term portion of notes payable” and the interest expense is included in “Financial expense, net” on the condensed consolidated statements of operations.

Fundamental change under the Merger Convertible Notes

The terms of the Merger Convertible Notes require Kaleyra to repurchase the Merger Convertible Notes for cash at the option of the holder in the event of a fundamental change, as defined under the Indenture, including, but not limited to, a change in beneficial ownership by a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, representing more than 50% of the voting power of Kaleyra common stock or its delisting from any of the NYSE, The Nasdaq Global Select Market or The Nasdaq Global Market.

The Merger Convertible Notes provide that both the consummation of the Tata Merger and the delisting of our common stock from the NYSE would constitute a “fundamental change” under Section 15.02 of the Indenture, which would entitle each holder, at such holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.

On April 3, 2023, the Company received the Market Cap Notice from the NYSE, informing Kaleyra that it was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders’ equity requirement. Within forty-five days of receipt of the Market Cap Notice, the Company responded to the NYSE with a business plan to cure the deficiency and to regain compliance, subject to review, acceptance and monitoring by the NYSE, within the eighteen-month cure period following the receipt of the Market Cap Notice. On July 5, 2023, Kaleyra received written confirmation from the NYSE that the business plan was accepted by the Listings Operations Committee and the quarterly monitoring activities of the plan by the NYSE were scheduled to run throughout the eighteen-month cure period from the receipt of the Market Cap Notice. The Company will be required to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total shareholders’ equity of $50 million at the completion of the eighteen-month plan period. Under Section 802.02, the NYSE will evaluate an accelerated cure and an early termination of the plan period prior to the end of the eighteen months if the Company is able to demonstrate returning to compliance with the applicable continued listing standards, or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters. Refer to Note 2 - Summary of Significant Accounting Policies and Note 21 - Subsequent Events in the

Company's condensed consolidated financial statements for more information relating Kaleyra’s considerations on going concern basis of accounting and the Market Cap Notice.

As of June 30, 2023, and through the date the financial statements are issued, no fundamental change was triggered under the Indenture for the Merger Convertible Notes.

Long-term financial obligations

Long-term financial obligations, excluding credit line facilities, consisted of the following (in thousands):

					Interest Nominal Rate
	As of June 30,	As of December 31,		Interest Contractual Rate	As of June 30,	As of December 31,
	2023	2022	Maturity	as of March 31, 2023	2023	2022
UniCredit S.p.A. (Line A Tranche 1)	$320	$943	July 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line A Tranche 2)	27	53	November 2023	Euribor 3 months + 3.10%	2.80%	2.80%
UniCredit S.p.A. (Line B)	898	1,324	May 2024	Euribor 3 months + 2.90%	2.60%	2.60%
UniCredit S.p.A. (Line C)	258	755	August 2023	Euribor 3 months + 3.90%	7.48%	6.03%
Intesa Sanpaolo S.p.A. (Line 2)	1,131	1,654	April 2024	Euribor 3 months + 3.10%	6.68%	5.23%
Intesa Sanpaolo S.p.A. (Line 3)	6,450	7,927	June 2026	Euribor 3 months + 2.15%	5.73%	4.28%
Intesa Sanpaolo S.p.A. (Line 4)	3,958	4,466	July 2026	Euribor 3 months + 2.20%	5.78%	4.33%
Monte dei Paschi di Siena S.p.A. (Line 2)	—	356	June 2023	1.50%	1.50%	1.50%
Banco BPM S.p.A. (Line 1)	—	189	June 2023	Euribor 3 months + 2.00%	5.58%	4.13%
Banco BPM S.p.A. (Line 3)	2,255	3,059	September 2024	Euribor 3 months + 3.00%	6.58%	5.13%
Banco BPM S.p.A. (Line 4)	2,071	2,491	July 2025	Euribor 3 months + 1.95%	5.53%	4.08%
Simest 1	91	134	December 2023	0.50%	0.50%	0.50%
Simest 2	90	133	December 2023	0.50%	0.50%	0.50%
Simest 3	166	244	December 2023	0.50%	0.50%	0.50%
Simest 4	1,168	1,150	April 2027	0.50%	0.50%	0.50%
Total bank and other borrowings	18,883	24,878
Less: current portion	9,389	11,419
Total long-term portion	$9,494	$13,459

All bank and other borrowings are unsecured borrowings of Kaleyra.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,625)	$(7,871)
Net cash used in investing activities	(4,225)	(1,196)
Net cash used in financing activities	(7,434)	(6,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	658	(2,230)
Net decrease in cash, cash equivalents and restricted cash	$(13,626)	$(17,612)

In the six months ended June 30, 2023, cash used in operating activities was $2.6 million, primarily consisting of $2.7 million of changes in operating assets and liabilities, mainly attributable to changes in accounts payable of $9.9 million, partially offset by $8.1 million of changes in trade receivables.

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

In the six months ended June 30, 2023, cash used in investing activities was $4.2 million, primarily consisting of $3.3 million to fund the cost of internally developed software and $888,000 of purchases of property and equipment.

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

In the six months ended June 30, 2023, cash used in financing activities was $7.4 million, primarily consisting of $6.4 million of repayments on term loans, $539,000 of repayments on lines of credit and $405,000 of repayments on the Chardan Note.

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

Taxes

The Company files income tax returns in the United States and in foreign jurisdictions including Italy, Germany, United Kingdom, Dominican Republic, Greece and India. As of June 30, 2023, the tax years 2016 through the current period remain open to examination in certain of the major jurisdictions in which the Company is subject to tax.

The Company recorded an income tax expense of $397,000 and an income tax benefit of $95,000 for the three months ended June 30, 2023 and 2022, respectively.

The Company recorded an income tax expense of $1.4 million and $596,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Interest Rate Risk

As of June 30, 2023, the Company had $63.9 million of cash and cash equivalents, $488,000 of restricted cash and $630,000 of short-term investments with maturity terms between 4 and 12 months held in India. Our cash and cash equivalents consist of funds deposited into saving accounts. Short-term investments primarily consist of mutual funds and certificates of deposit. Kaleyra also entered into a limited number of derivative financial instruments to manage its interest rate risk exposure with respect to the bank borrowing held by Italian commercial banks.

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

More than 45% of our total revenue was generated outside the United States for the six months ended June 30, 2023. The Company's revenue and operating expenses denominated in currency other than U.S. dollars are currently subject to significant foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currencies result in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Court of Milan has decided to suspend the procedure, through order no. 1570 on May 18, 2020. The decision of the Court of Milan is based on procedural reasons only (concerning the unprecedented definition of the relationship between administrative and civil proceedings in the case at hand) and does not analyze or take into any consideration the merits of the action brought by Kaleyra. The procedural suspension ordered by the Court of Milan shall last until the appeal brought by Vodafone before the Italian Regional Administrative Court against the decision of the Italian Antitrust Authority (the “ICA”) is concluded with a definitive judgment. Accordingly, following the order of suspension issued by the Civil Court of Milan, on August 10, 2020, Kaleyra filed a request to speed up the scheduling of the hearing in relation to the pending appeal before the Italian Regional Administrative Court brought by Vodafone Italia. The Court upheld Kaleyra’s request and the hearing took place on February 24, 2021. Accordingly, the parties submitted their final defenses. On September 15, 2021, the Administrative Court issued its first instance decision that upheld Vodafone’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 9803/2021). On December 10, 2021, the ICA filed its appeal to the second instance Court (Council of State) against the Administrative Court first instance decision no. 9803/2021 asking to overrule it. Both Vodafone and Kaleyra submitted their appearances in the judicial proceeding. The public hearing to discuss the appeal was held before the Council of State on March 16, 2023. The Council of State on April 14, 2023 overruled the TAR Lazio decision and, accordingly, confirmed Vodafone's abuse of a dominant position ascertained by the ICA (decision number 03793/2023). Vodafone subsequently filed a demand to appeal the decision before the Civil Supreme Court (Corte di Cassazione) on June 20, 2023. Kaleyra timely submitted its appearances on July 31, 2023. Until a final decision is reached by the Supreme Court there will be no effect on the civil proceeding that will therefore remain suspended.

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

In light of the average duration of cases before the Italian Administrative Courts and the Defendants’ interest in both having the Italian Competition Authority’s decision annulled and procrastinating the administrative case (on which the civil proceedings now depend pursuant to the above-mentioned order) for dilatory purposes, the civil case is unlikely to proceed in the short term. In order to speed up the administrative proceedings (and thus the civil case), on February 9, 2021, Kaleyra filed an application with the Administrative Court of Latium requesting that the hearing on the merits of the case be held as soon as possible (“istanza di prelievo”). On September 23, 2021, the Defendants filed with the Administrative Court of Latium their “istanza di prelievo” aimed at requesting a prompt schedule of the hearing on the merits of the case. The request is motivated taking into consideration, inter alia, the decision, dated September 15, 2021, by which – in a parallel case – the same Administrative Court annulled the decision by which the Italian Competition Authority (decision no. 9803/2021) ascertained that Vodafone Italia S.p.A. committed an abuse of a dominant position in violation of art. 102 TFEU for margin squeeze (i.e., for behaviors similar to those attributed to the Defendants in the decision). The hearing took place on March 23, 2022. On April 11, 2022, the Administrative Court issued its first instance decision that upheld Telecom and Sparkle’s appeal and annulled the sanctioning resolution issued by the Italian Competition Authority (decision no. 4333/2022). The decision was notified to Kaleyra on April 12, 2022. All the Parties that took part in the proceeding have respectively filed their appeal or cross appeal to the second instance Court (Council of State). The public hearing to discuss the appeal was held before the Council of State on May 4, 2023. Until a final decision is reached there will be no effect on the civil proceeding that will therefore remain suspended.

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

Item 1A. Risk Factors

Aside from the below listed items, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated in the Form 10-Q for the quarter ended March 31, 2023. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Risks Related to the Tata Merger

The announcement and pendency of the Tata Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Kaleyra and Tata Communications have operated and, until the completion of the Tata Merger, will continue to operate independently. Uncertainty about the effect of the Merger on employees, customers, distributors and suppliers may have an adverse effect on Kaleyra and consequently on our business and financial results. These uncertainties may impair Kaleyra’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom Kaleyra deals to seek to change existing business relationships which may materially and adversely affect our business. Furthermore, this disruption could adversely affect Kaleyra’s ability to maintain relationships with customers, distributors, suppliers and employees prior to the consummation of the Tata Merger. Each of these events could adversely affect Kaleyra in the near term and, if the Tata Merger is not completed, in the long term.

Failure to complete the Tata Merger could negatively impact the stock prices and the future business and financial results of Kaleyra.

If the Tata Merger is not completed, the ongoing business of Kaleyra may be adversely affected and Kaleyra will be subject to a number of risks, including the following:

•
Kaleyra may be required to pay Tata Communications a termination fee of $5 million if the Tata Merger Agreement is terminated as a result of Kaleyra’s approval of an alternative acquisition proposal and entry into a definition agreement for such alternative acquisition proposal within 12 months of termination of the Tata Merger Agreement;
•
the Tata Merger Agreement provides that Kaleyra will be the surviving entity in the Tata Merger and be a wholly owned subsidiary of Tata Communications, and that the surviving entity in the Tata Merger will be responsible for the outstanding debt of the Company; if the Tata Merger Agreement is terminated, Kaleyra may not have sufficient funds to pay its debt, including the Merger Convertible Notes;
•
Kaleyra will be required to pay certain costs relating to the Tata Merger, such as legal, accounting, financial advisor and printing fees whether or not the Tata Merger is completed; and
•
matters relating to the Tata Merger may require substantial commitments of time and resources by Kaleyra management, which could otherwise have been devoted to other opportunities that may have been beneficial to Kaleyra.

in each case, without realizing any of the benefits of having completed the Tata Merger. If the Tata Merger is not completed, these risks may materialize and may adversely affect Kaleyra’s business, financial results and stock price.

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

KALEYRA, INC.

Dated: August 7, 2023	By:	/s/ Dario Calogero
	Name:	Dario Calogero
	Title:	Chief Executive Officer, and President (Principal Executive Officer)

KALEYRA, INC.

Dated: August 7, 2023	By:	/s/ Giacomo Dall’Aglio
	Name:	Giacomo Dall’Aglio
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)